Form 10-Q
period 1999-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 1999-05-17
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1999   OF

Commission File No. (to be assigned)

                         THE RIDGEWOOD POWER GROWTH FUND
             (Exact Name of Registrant as Specified in Its Charter)

            Delaware                                     22-3495594
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   (Address of principal executive offices                  (Zip Code)

    (201) 447-9000
    Registrant's telephone number, including area code:

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

Exhibit Index is located on page .

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

                         The Ridgewood Power Growth Fund

                              Financial Statements

                                 March 31, 1999

The Ridgewood Power Growth Fund
Balance Sheet
--------------------------------------------------------------------------------


                                                March 31,      December 31,
                                                  1999             1998
                                               ------------    -------------
                                               (unaudited)
Assets:

Cash and cash equivalents ..................   $ 28,049,593    $ 25,256,560
Due from affiliates ........................         27,099           9,330
Other current assets .......................        102,202          86,348
                                               ------------    ------------

         Total current assets ..............     28,178,894      23,352,238

Investment in ZAP Power Systems ............      2,052,491            --

Deferred due diligence costs ...............        687,805         381,192
                                               ------------    ------------

  Total assets .............................   $ 30,919,190    $ 25,733,430
                                               ------------    ------------

Liabilities and shareholders' equity:

Accounts payable and accrued expenses ......   $    263,870    $    264,620
Due to affiliates ..........................      1,248,636       1,114,129
                                               ------------    ------------
  Total current liabilities ................      1,512,506       1,378,749
                                               ------------    ------------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (388.9515 and 296.8815
  shares issued and outstanding at March 31,
  1999 and December 31, 1998) ..............     29,414,173      24,363,198
Managing shareholder's accumulated deficit .         (7,489)         (8,517)
                                               ------------    ------------
  Total shareholders' equity ...............     29,406,684      24,354,681
                                               ------------    ------------

  Total liabilities and shareholders' equity   $ 30,919,190    $ 25,733,430
                                               ------------    ------------





                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Operations (unaudited)
--------------------------------------------------------------------------------


                                          Commencement of
                                          Share Offering
                           Three Months   (February 9, 1998)
                         Ended March 31,  to March 31,1998
                                  1999
                               --------   --------
Revenue:
   Interest income .........   $298,969   $  5,220
                               --------   --------


Expenses:
  Investment fee ...........    140,000     19,521
  Accounting and legal fees      15,567      4,247
  Miscellaneous ............     40,577      1,472
                               --------   --------
          Total expenses ...    196,144     25,240
                               --------   --------

           Net income (loss)   $102,825   $(20,020)
                               --------   --------






                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                    Managing
                                 Shareholders    Shareholder        Total
                                 ------------    ------------    -----------

Shareholders' equity, December
  31, 1998 (296.8815 shares) .   $ 24,363,198    $     (8,517)   $ 24,354,681

Capital contributions (92.07
  shares) ....................      4,950,178            --         4,950,178

Cash distributions ...........         (1,000)           --            (1,000)

Net income for the period ....        101,797           1,028         102,825
                                 ------------    ------------    ------------

Shareholders' equity, March
  31, 1999 (388.9515 shares) .   $ 29,414,173    $     (7,489)   $ 29,406,684
                                 ------------    ------------    ------------





                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                               Commencement of
                                                                Share Offering
                                                Three Months   February 9, 1998)
                                               Ended March 31, to March 31,1998
                                                      1999
                                                 ------------    ------------

Cash flows from operating activities:
  Net income (loss) ..........................   $    102,825    $    (20,020)
                                                 ------------    ------------

  Adjustments  to reconcile  net  income
    (loss) to net cash  flows  from
    operating activities:
    Changes in assets and liabilities:
    Increase in other current assets .........        (15,854)           --
    (Decrease) increase in accounts payable
      and accrued expenses ...................           (750)          5,719
    Decrease (increase) in due to/(from)
      affiliates, net ........................        116,738         (58,598)
                                                 ------------    ------------
      Total adjustments ......................        100,134         (52,879)
                                                 ------------    ------------
  Net cash provided by (used in)
    operating activities .....................        202,959         (72,899)
                                                 ------------    ------------

Cash flows from investing activities:
  Investment in ZAP Power Systems ............     (2,052,491)           --
  Deferred due diligence costs ...............       (306,613)           --
                                                 ------------    ------------
    Net cash used in investing activities ....     (2,359,104)           --
                                                 ------------    ------------

Cash flows from financing activities:
  Proceeds from shareholders' contributions ..      6,549,000       2,365,700
  Selling commissions and offering costs paid      (1,598,822)        (88,893)
  Cash distributions to shareholders .........         (1,000)           --
                                                 ------------    ------------
    Net cash provided by financing activities       4,949,178       2,276,807
                                                 ------------    ------------

Net increase in cash and cash equivalents ....      2,793,033       2,203,908

Cash and cash equivalents, beginning of period     25,256,560            --
                                                 ------------    ------------

Cash and cash equivalents, end of period .....   $ 28,049,593    $  2,203,908
                                                 ------------    ------------







                See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Notes to Financial Statements (unaudited)

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the pair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in The Ridgewood Power Growth Fund's financial statements included in the Registration Statement on Form 10, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2. Purchase of Investment in ZAP Power Systems

On March 30, 1999, the Fund, through a wholly owned subsidiary, purchased 678,808 shares of common stock of ZAP Power Systems, Inc ("ZAP") for $2,052,491. ZAP, headquartered in Sebastopol, California, designs, assembles, manufactures and distributes electric power bicycle kits, electric bicycles and tricycles and electric scooters. ZAP's common stock is quoted on the OTC Bulletin Board under the symbol "ZAPP". The Fund also received a warrant to purchase additional shares of ZAP's common stock at a price between $3.50 and $4.50 per share. The total exercise price of the warrant is $2,000,000 and the Fund can be required to exercise the warrant by December 31, 1999 if ZAP meets certain performance goals. If the Fund were to exercise its warrant, it would own approximately 30% of the outstanding common stock of ZAP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The financial statements include only the accounts of the Fund. The Fund uses the equity method of accounting for its investments in ZAP Power Systems, which was acquired on March 30, 1999.

Results of Operations

         Quarter ended March 31, 1999 compared to quarter ended March 31, 1998.

Interest income was $299,000 for the first quarter of 1999 compared to $5,000 in the same period in 1998 reflecting the significant increase in the cash balance of the Fund, which began offering shares in February 1998.

The investment fee expense charged on capital contributions increased to $140,000 in the first quarter of 1999 compared to $20,000 in the first quarter of 1998 reflecting a higher level of capital contributions. The increase in other expenses to $56,000 in the first quarter of 1999 from $6,000 in March 1998 is a result of 1999 representing a full quarter of operations while 1998 represented only part of a month. The Fund did not begin incurring expenses until after it raised the minimum amount of the offering and broke escrow in March 1998.

Liquidity and Capital Resources

At March 31, 1999, the Fund had $28,050,000 of cash available for investments in power generation Projects and payment of operating expenses. Upon the closing of the Fund's offering of Investor Shares, the Fund will also pay a management fee to Ridgewood Power VI LLC, one of the Managing Shareholders.

On March 30, 1999, the Fund, through a wholly owned subsidiary, purchased 678,808 shares of common stock of ZAP Power Systems, Inc ("ZAP") for $2,052,491. ZAP, headquartered in Sebastopol, California, designs, assembles, manufactures and distributes electric power bicycle kits, electric bicycles and tricycles and electric scooters. ZAP's common stock is quoted on the OTC Bulletin Board under the symbol "ZAPP". ZAP also issued in connection with the financing a warrant to purchase additional shares of ZAP's common stock at a price between $3.50 and $4.50 per share. The total exercise price of the warrant is $2,000,000 and the warrant must be exercised by December 31, 1999 if ZAP meets certain performance goals. The Managing Shareholders currently intend that the warrant will be assigned to two private venture capital investment funds, Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC (the "Venture Capital Funds") managed by an affiliate of the Managing Shareholders and that the Venture Capital Funds would provide the capital necessary to exercise the warrant. If the Fund and the Venture Capital Funds were to exercise the warrant,they would collectively own approximately 30% of the outstanding common stock of ZAP.

The Fund anticipates that, during 1999, its cash flow from operations and unexpended offering proceeds will be adequate to fund its obligations.

Year 2000 remediation

Please refer to the Fund's disclosures at Item 2(b) - Management's Discussion and Analysis of its Registration on Form 10 for a discussion of year 2000 issues affecting the Fund. Since that report was filed, the only material change in the Fund's year 2000 compliance is that the changes to the Managing Shareholder's investor distribution system have been completed. Testing of those changes has been rescheduled to late May 1999 in conjunction with a regularly scheduled set of distributions. No other material changes in the Fund's remediation efforts or its plans for year 2000 compliance have occurred.

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        (c) Sales of unregistered securities

During the period from January 1, 1999 through March 31, 1999, the Fund sold a total of 92.07 shares of its Investor Shares in its continuing private placement offering under Rule 506. The total consideration paid was $6,549,000. Information as to the underwriters, class of persons to whom the securities were sold, the exemption from registration claimed, and terms of the securities is incorporated by reference to Item 11 - Description of the Fund's Securities to be Registered, in the Fund's Registration Statement on Form 10, filed April 30, 1999.

Item 5. Other Information

Ridgewood Power Corporation has been the managing shareholder of the Fund. It organized the Fund and acted as managing shareholder until April 1999. On or about April 20, 1999 it was merged into Ridgewood Power LLC, a New Jersey limited liability company, which thus became the Managing Shareholder of the Fund. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation. No material change in the Fund's operations or business will result from the merger.

Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholder. Mr. Swanson currently is the sole equity owner of the Managing Shareholder but is considering a transfer of 53% of the equity ownership to two family trusts. If that transfer is made, he will have the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them and accordingly will continue to have sole control of the Managing Shareholder. Further, Mr. Swanson is designated as the sole manager of the Managing Shareholder in its operating agreement.

Ridgewood Power LLC is also the managing  shareholder of the other five business
trusts   organized  by  Ridgewood  Power   Corporation  to  participate  in  the
independent electric power industry.

Similarly, Ridgewood Power Management Corporation, which operates certain Projects on behalf of the Fund, was merged on or about April 20, 1999 into a new New Jersey limited liability company, Ridgewood Power Management LLC. The ownership and control of Ridgewood Power Management LLC are the same as those of Ridgewood Power LLC and its only business is to be the successor to Ridgewood Power Management Corporation. No material change in the operation of the Projects is expected as a result of that merger.

Item 6. Exhibits and Reports on Form 8-K

     a.  Exhibits
         Exhibit 27.  Financial Data Schedule

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE RIDGEWOOD POWER GROWTH FUND
                             Registrant

May 17, 1999               By /s/ Martin V. Quinn
Date                              Martin V. Quinn
                                  Senior Vice President and
                                   Chief Financial Officer
                                  (signing on behalf of the
                                   Registrant and as
                                   principal financial
                                   officer)