Form 10-Q
period 1999-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 1999-08-16
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1999

                    Commission file Number (to be assigned)

                           RIDGEWOOD POWER GROWTH FUND
            (Exact name of registrant as specified in its charter.)

       Delaware                               22-3495594
(State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   (Address of principal executive offices)                 (Zip Code)

               (201) 447-9000
Registrant's telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

                         PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements



                         The Ridgewood Power Growth Fund

                              Financial Statements

                                  June 30, 1999

The Ridgewood Power Growth Fund
Balance Sheet
--------------------------------------------------------------------------------

                                                June 30,      December 31,
                                                 1999             1998
                                              ------------    ------------
                                               (unaudited)
Assets:
Cash and cash equivalents .................   $ 27,660,902    $ 25,256,560
Due from affiliates .......................           --             9,330
Other current assets ......................         83,719          86,348
                                              ------------    ------------
 Total current assets .....................     27,744,621      23,352,238

Investment in ZAP Power Systems ...........      4,047,762            --
Deferred due diligence costs ..............        925,588         381,192
                                              ------------    ------------
 Total assets .............................   $ 32,717,971    $ 25,733,430
                                              ------------    ------------

Liabilities and shareholders' equity:
Accounts payable and accrued expenses .....   $    245,139    $    264,620
Due to affiliates .........................         81,727       1,114,129
                                              ------------    ------------
 Total current liabilities ................        326,866       1,378,749
                                              ------------    ------------
Commitments and contingencies

Shareholders' equity:
Shareholders' equity (404.1765 and
 296.8815 shares issued and outstanding
 at June 30, 1999 and December 31, 1998) ..     32,406,686      24,363,198
Managing shareholder's accumulated deficit         (15,581)         (8,517)
                                              ------------    ------------
 Total shareholders' equity ...............     32,391,105      24,354,681
                                              ------------    ------------
 Total liabilities and shareholders' equity   $ 32,717,971    $ 25,733,430
                                              ------------    ------------



                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                   Commencement
                                                                      of Share
                                                           Three      Offering
                                 Six Months Ended         Months    (February 9
                               ----------------------      Ended       1998) to
                                June 30,     June 30,     June 30,     June 30,
                                  1999         1998         1999         1998
                               ---------    ---------    ---------    ---------
Revenue:
 Loss from ZAP Power
  Systems ..................   $ (28,215)   $    --      $ (28,215)   $    --
 Interest income ...........     647,338       45,167      348,369       39,947
                               ---------    ---------    ---------    ---------
   Total revenue ...........     619,123       45,167      320,154       39,947
                               ---------    ---------    ---------    ---------
Expenses:
 Accounting and legal fees .      24,037       12,690        8,470        8,443
 Investment fee ............     226,390      165,898       86,390      146,377
 Due diligence costs .......      92,175         --         92,175         --
 Miscellaneous .............      49,773       11,140        9,196        9,668
                               ---------    ---------    ---------    ---------
   Total expenses ..........     392,375      189,728      196,231      164,488
                               ---------    ---------    ---------    ---------

Net income (loss) ..........   $ 226,748    $(144,561)   $ 123,923    $(124,541)
                               ---------    ---------    ---------    ---------


                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                   Managing
                                 Shareholders     Shareholder        Total
                                 ------------    ------------    ------------
Shareholders' equity, December
 31, 1998 (296.8815 shares) ..   $ 24,363,198    $     (8,517)   $ 24,354,681

Capital contributions (107.295
 shares) .....................      8,743,776            --         8,743,776

Cash distributions ...........       (924,769)         (9,331)       (934,100)

Net income for the period ....        224,481           2,267         226,748
                                 ------------    ------------    ------------
Shareholders' equity, June
 30, 1999 (404.1765 shares) ..   $ 32,406,686    $    (15,581)   $ 32,391,105
                                 ------------    ------------    ------------



                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                Commencement of
                                                                 Share Offering
                                             Six Months Ended (February 9, 1998)
                                                June 30, 1999  to June 30, 1998
                                                 ------------    ------------
Cash flows from operating activities:
 Net income (loss) ............................   $    226,748    $   (144,561)
                                                  ------------    ------------
 Adjustments to reconcile net income (loss)
  to net  cash  flows  from operating
  activities:
  Loss from unconsolidated ZAP Power Systems ..         28,215            --
  Changes in assets and liabilities:
   Decrease in due from affiliates ............          9,330            --
   Increase in other current assets ...........          2,629          (4,411)
   (Decrease) increase in accounts payable and
    accrued expenses ..........................        (19,481)         15,000
   (Decrease) increase in due to
     affiliates ...............................     (1,032,402)          1,368
                                                  ------------    ------------
    Total adjustments .........................     (1,011,709)         11,957
                                                  ------------    ------------
    Net cash provided by (used in)
     operating activities .....................       (784,961)       (132,604)
                                                  ------------    ------------
Cash flows from investing activities:
 Investment in ZAP Power Systems ..............     (4,075,977)           --
 Deferred due diligence costs .................       (544,396)           --
                                                  ------------    ------------
  Net cash used in investing activities .......     (4,620,373)           --
                                                  ------------    ------------
Cash flows from financing activities:
 Proceeds from shareholders' contributions ....     10,492,000       9,367,050
 Selling commissions and offering costs paid ..     (1,748,224)     (1,307,885)
 Cash distributions to shareholders ...........       (934,100)           --
                                                  ------------    ------------
   Net cash provided by financing activities ..      7,809,676       8,059,165
                                                  ------------    ------------
 Net increase in cash and cash equivalents ....      2,404,342       7,926,561

 Cash and cash equivalents, beginning of period     25,256,560            --
                                                  ------------    ------------
 Cash and cash equivalents, end of period .....   $ 27,660,902    $  7,926,561
                                                  ------------    ------------



                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Notes to Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the pair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in The Ridgewood Power Growth Fund's financial statements included in the Registration Statement on Form 10, which should be read in conjunction with these financial statements. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2. Purchase of Investment in ZAP Power Systems

On March 30, 1999, the Fund, through a wholly owned subsidiary, purchased 678,808 shares of common stock of ZAP Power Systems, Inc ("ZAP") for $2,050,000. ZAP, headquartered in Sebastopol, California, designs, assembles, manufactures and distributes electric power bicycle kits, electric bicycles and tricycles and electric scooters.
ZAP's common stock is quoted on the OTC Bulletin Board under the symbol "ZAPP".

As part of the transaction, the Fund was granted a warrant to purchase additional shares of Common Stock of ZAP. The total exercise price under the warrant was $2,000,000 and the exercise price per share equaled 85% of the average daily closing price of the Common Stock over the 20 day period prior to the date of exercise, but not more than $4.50 per share and not less than $3.50 per share. The warrant had customary anti-dilution provisions. The warrant was exercisable at any time but only in its full amount through December 29, 1999.

The Fund could be required by ZAP to exercise the warrant if ZAP had not experienced a material adverse change in its financial condition or business prospects and ZAP had satisfied all of the following milestones of performance by December 29, 1999:
      (x) Completion of the acquisition of a model bike rental unit which has gross income of at least $400,000 per annum for the last two calendar years; (y) Completion of at least three of the following six joint marketing agreements that are currently being pursued by the Company: MTV Networks; Baywatch Television Series; Ford Motor Company; KOA, Disney and Huffy Bikes; and (z) Completion of the following financial milestones for the period commencing on January 1, 1999: net sales of $8,500,000; gross profit of $2,500,000; and net profit of $350,000.

Although all these conditions have not been met, the Fund exercised the warrant in June 1999 and purchased 571,249 additional shares for $2,000,000. The Fund owns approximately 30% of the outstanding common stock of ZAP

The Fund's investment in ZAP is accounted for using the equity method of accounting. Accordingly, the accompanying statement of operations includes the Fund's interest in ZAP's results of operations since the acquisition of the shares.

The following pro forma information presents the results of operations of the Fund as if the purchases had occurred on January 1, 1999:

                              Six months ended
                                June 30, 1999
                      Revenue                 $492,961
                      Net income               100,586

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the purchases occurred on January 1, 1999, or of future results.

Summary results of operations for ZAP were as follows:

                                  Six months ended June 30,
                                     1999           1998
Total revenue ...............   $ 2,677,000      1,324,900
Depreciation and amortization        50,000         44,600
Loss from operations ........        (8,600)      (453,500)
Net loss ....................       (66,900)      (459,400)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The financial statements include only the accounts of the Fund. The Fund uses the equity method of accounting for its investments in ZAP Power Systems, which was acquired on March 30, 1999.

Results of Operations

Interest income was $348,000 for the second quarter of 1999 compared to $40,000 in the same period in 1998 reflecting the significant increase in the cash balance of the Fund, which began offering shares in February 1998. Interest income for the first six months of the year also increased from $45,000 in 1998 to $647,000 in 1999.

The Fund recorded a loss of $28,000 in the second quarter of 1999 equal to its share of losses incurred at ZAP Power Systems. The Trust acquired a minority interest in that company on March 30, 1999.

The investment fee expense charged on capital contributions increased to $226,000 in the first six months of 1999 compared to $166,000 in the first six months of 1998 reflecting a higher level of capital contributions. Contributions in the second quarter of 1999 were lower than in the corresponding period in the prior year resulting in investment fees of $86,000 in the first six months of 1999 compared to $146,000 in the first six months of 1999. During the second quarter of 1999, the Fund wrote-off $92,000 of due diligence costs on projects that were rejected. The increase in other expenses for the six months ended June 30, 1999 to $50,000 from $11,000 in the prior year is a result of 1999 representing a full six months of operations while in 1998 the Fund did not begin incurring expenses until after it raised the minimum amount of the offering and broke escrow in March 1998.

Liquidity and Capital Resources

At June 30, 1999, the Fund had $27,661,000 of cash available for investments in power generation projects and payment of operating expenses. Upon the closing of the Fund's offering of Investor Shares, the Fund will also pay a management fee to Ridgewood Power VI LLC, one of the Managing Shareholders.

On March 30, 1999, the Fund, through a wholly owned subsidiary, purchased 678,808 shares of common stock of ZAP Power Systems, Inc ("ZAP") for $2,050,000. ZAP, headquartered in Sebastopol, California, designs, assembles, manufactures and distributes electric power bicycle kits, electric bicycles and tricycles and electric scooters.
ZAP's common stock is quoted on the OTC Bulletin Board under the symbol "ZAPP".

As part of the transaction, the Fund was granted a warrant to purchase additional shares of Common Stock of ZAP. The total exercise price under the warrant was $2,000,000 and the exercise price per share equaled 85% of the average daily closing price of the Common Stock over the 20 day period prior to the date of exercise, but not more than $4.50 per share and not less than $3.50 per share. The warrant had customary anti-dilution provisions. The warrant was exercisable at any time but only in its full amount through December 29, 1999.

The Fund could be required by ZAP to exercise the warrant if ZAP had not experienced a material adverse change in its financial condition or business prospects and ZAP had satisfied all of the following milestones of performance by December 29, 1999:
      (x) Completion of the acquisition of a model bike rental unit which has gross income of at least $400,000 per annum for the last two calendar years; (y) Completion of at least three of the following six joint marketing agreements that are currently being pursued by the Company: MTV Networks; Baywatch Television Series; Ford Motor Company; KOA, Disney and Huffy Bikes; and (z) Completion of the following financial milestones for the period commencing on January 1, 1999: net sales of $8,500,000; gross profit of $2,500,000; and net profit of $350,000.

Although all these conditions have not been met, the Fund exercised the warrant in June 1999 and purchased 571,249 additional shares for $2,000,000. The Fund owns approximately 30% of the outstanding common stock of ZAP

On June 30, 1999, Ridgewood Electric Power Trust V ("Trust V"), a similar investment program sponsored by the Managing Shareholder, entered into agreements with the stockholders of Combined Landfill Projects Limited ("CLP"), of London, England, for a $16.1 million purchase of 100% of the equity interest in four operating landfill gas power plants and one plant in the late stages of construction, as well as the rights to develop and construct another 20 landfill gas plants in Great Britain. The estimated cost of the package of completed plants and the 20 developmental sites, if all the developmental plants are built, is $36 to $38 million. Trust V will supply the first $19 million of the purchase price and developmental equity and the Fund will supply the remainder of the developmental equity. To the extent that the Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects.

The Fund anticipates that, during 1999, its cash flow from operations and unexpended offering proceeds will be adequate to fund its obligations.

Year 2000 remediation

Please refer to the Fund's disclosures at Item 2(b) - Management's Discussion and Analysis of its Registration on Form 10 for a discussion of year 2000 issues affecting the Fund. Since that report was filed, the only material change in the Fund's year 2000 compliance is that the changes to the Managing Shareholder's investor distribution system have been completed. No material changes in the Fund's remediation efforts or its plans for year 2000 compliance have occurred.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        (c) Sales of unregistered securities

During the period from January 1, 1999 through June 30, 1999, the Fund sold a total of 107.295 shares of its Investor Shares in its continuing private placement offering under Rule 506. The total consideration paid was $10,492,000. Information as to the underwriters, class of persons to whom the securities were sold, the exemption from registration claimed, and terms of the securities is incorporated by reference to Item 11 - Description of the Fund's Securities to be Registered, in the Fund's Registration Statement on Form 10, filed April 30, 1999.

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

                           THE RIDGEWOOD POWER GROWTH FUND
                                   Registrant





August 13, 1999                     By /s/ Martin V. Quinn
Date                                Martin V. Quinn
                                    Senior Vice  President  and Chief  Financial
                                    Officer (signing on behalf of the Registrant
                                    and as principal financial officer)