Form 10-Q
period 1999-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 1999-11-12
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1999

                         Commission file Number 0-25935

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

Item 1. Financial Statements











                         The Ridgewood Power Growth Fund

                              Financial Statements

                               September 30, 1999

The Ridgewood Power Growth Fund
Balance Sheet
--------------------------------------------------------------------------------


                                                September 30,   December 31,
                                                   1999            1998
                                                ------------    -----------
                                               (unaudited)
Assets:

Cash and cash equivalents ...................   $ 28,071,619    $ 25,256,560
Due from affiliates .........................      1,188,708           9,330
Other current assets ........................         84,516          86,348
                                                ------------    ------------

   Total current assets .....................     29,344,843      23,352,238

Investment in ZAP Power Systems .............      3,919,967            --
Investment in Egyptian Projects .............      2,287,201            --
Investment in GFG / Med Fiber ...............      1,500,000            --

Deferred due diligence costs ................        691,461         381,192
                                                ------------    ------------

   Total assets .............................   $ 37,743,472    $ 25,733,430
                                                ------------    ------------

Liabilities and shareholders' equity:

Accounts payable and accrued expenses .......   $    253,139    $    264,620
Due to affiliates ...........................           --         1,114,129
                                                ------------    ------------
   Total current liabilities ................        253,139       1,378,749
                                                ------------    ------------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (466.912 and
 296.8815 shares issued and
 outstanding at September 30, 1999
 and December 31, 1998) .....................     37,505,936      24,363,198
Managing shareholder's accumulated deficit ..        (15,603)         (8,517)
                                                ------------    ------------
   Total shareholders' equity ...............     37,490,333      24,354,681
                                                ------------    ------------

   Total liabilities and shareholders' equity   $ 37,743,472    $ 25,733,430
                                                ------------    ------------














                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Operations (unaudited)
--------------------------------------------------------------------------------


                                         Commencement of
                                         Share Offering
                              Nine Months  (February 9,   Three Months Ended
                                Ended        1998) to    ---------------------
                            September 30,  September 30,       September 30,
                                  1999        1998          1999       1998
                               ---------    ---------    ---------    ---------
Revenue:
 Loss from ZAP Power Systems   $(157,523)   $    --      $(129,308)   $    --
 Interest income ...........     991,975      181,059      344,637      135,892
                               ---------    ---------    ---------    ---------
    Total revenue ..........     834,452      181,059      215,329      135,892
                               ---------    ---------    ---------    ---------

Expenses:
 Accounting and legal fees .      28,902       26,113        4,865       13,423
 Investment fee ............     346,130      389,358      119,740      223,460
 Due diligence costs .......     173,606         --         81,431         --
 Miscellaneous .............      60,352       21,952       10,579       10,812
                               ---------    ---------    ---------    ---------
    Total expenses .........     608,990      437,423      216,615      247,695
                               ---------    ---------    ---------    ---------

Net income (loss) ..........   $ 225,462    $(256,364)   $  (1,286)   $(111,803)
                               ---------    ---------    ---------    ---------
























                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                    Managing
                                 Shareholders     Shareholder        Total
                                  -----------    --------------    -----------

Shareholders' equity,
 December 31, 1998 (296.8815
 shares) ......................   $ 24,363,198    $     (8,517)   $ 24,354,681

Capital contributions (170.0305
 shares) ......................     13,844,289            --        13,844,289

Cash distributions ............       (924,758)         (9,341)       (934,099)

Net income for the ............        223,207           2,255         225,462
period
                                  ------------    ------------    ------------

Shareholders' equity,
 September 30, 1999 (466.912
 shares) ......................   $ 37,505,936    $    (15,603)   $ 37,490,333
                                  ------------    ------------    ------------

































                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                Commencement of
                                                                 Share Offering
                                            Nine Months Ended (February 9, 1998)
                                           September 30, 1999   to September 30,
                                                                       1998
                                                  ------------    ------------

 Cash flows from operating activities:
 Net income (loss) ............................   $    225,462    $   (256,364)
                                                  ------------    ------------

Adjustments  to  reconcile  net  income
 (loss)  to net  cash  flows  from
 operating activities:
 Loss from unconsolidated ZAP Power Systems ...        157,523            --
 Changes in assets and liabilities:
  Increase in due from affiliates .............     (1,179,378)         (4,905)
  Decrease (increase) in other current assets .          1,832          (5,129)
 (Decrease) increase in accounts payable and
  accrued expenses ............................        (11,481)         26,250
 Decrease in due to affiliates ................     (1,114,129)           --
                                                  ------------    ------------
   Total adjustments ..........................     (2,145,633)         16,216
                                                  ------------    ------------
   Net cash used in operating activities ......     (1,920,171)       (240,148)
                                                  ------------    ------------

Cash flows from investing activities:
Investment in ZAP Power Systems ...............     (4,077,490)           --
Investment in Egyptian Projects ...............     (2,287,201)           --
Investment in GFG / Med Fiber .................     (1,500,000)           --
Deferred due diligence costs ..................       (310,269)           --
                                                  ------------    ------------
  Net cash used in investing activities .......     (8,174,960)           --
                                                  ------------    ------------

Cash flows from financing activities:
Proceeds from shareholders' contributions .....     16,527,899      20,913,800
Selling commissions and offering costs paid ...     (2,683,610)     (3,001,736)
Cash distributions to shareholders ............       (934,099)           --
                                                  ------------    ------------
                                                  ------------    ------------
  Net cash provided by financing activities ...     12,910,190      17,912,064
                                                  ------------    ------------

 Net increase in cash and cash equivalents ....      2,815,059      17,671,916

 Cash and cash equivalents, beginning of period     25,256,560            --
                                                  ------------    ------------

 Cash and cash equivalents, end of period .....   $ 28,071,619    $ 17,671,916
                                                  ------------    ------------









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

Although all these conditions have not been met, the Fund exercised the warrant in June 1999 and purchased 571,249 additional shares for $2,000,000. The Fund owns approximately 30% of the outstanding common stock of ZAP.

The Fund's investment in ZAP is accounted for using the equity method of accounting. Accordingly, the accompanying statement of operations includes the Fund's interest in ZAP's results of operations since the acquisition of the shares.

The following pro forma information presents the results of operations of the Fund as if the purchases had occurred on January 1, 1999:

                              Nine months ended
                             September 30, 1999
                      Revenue                 $708,290
                      Net income                99,300

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the purchases occurred on January 1, 1999, or of future results.

Summary results of operations for ZAP were as follows:

                                Nine months ended September 30,
                                    1999           1998
Total revenue ...............   $ 4,444,000    $ 2,555,000
Depreciation and amortization        78,000         58,000
Loss from operations ........      (350,000)      (535,00)
Net loss ....................      (391,000)      (550,000)

3. Investment in Egyptian Projects

In 1999, the Fund and Ridgewood Electric Power Trust V ("Trust V"), a similar investment program sponsored by the Managing Shareholder, jointly formed a company to develop electric power and water purification plants for resort hotels in Egypt. As of September 30, 1999, the Fund and Trust V had invested approximately $4.5 million in various projects under development and anticipate investing, at a minimum, an additional $6 million. To the extent that the Fund and Trust V supply capital, they receive an undivided interest in the entire package of projects.

3.  Investment in GFG / Med Fiber Project

In September 1999, the Fund and Trust V made a joint investment of $3,000,000 in Global Fiber Group ("GFG"), which is in the process of developing an underwater fiber optic cable in the Western Mediterranean (the "Med Fiber Project"). The investment, which was funded equally by Trust V and the Fund, provides for a 25% ownership interest in GFG and the right to invest in projects developed by GFG. Trust V and the Fund anticipate equally funding an $18,000,000 joint venture investment in the Med Fiber Project in the fourth quarter of 1999.

4.  Potential Investment in UK Landfill Gas Plants

On June 30, 1999, Trust V entered into agreements with the stockholders of Combined Landfill Projects Limited ("CLP"), of London, England, for a $16.1 million purchase of 100% of the equity interest in four operating landfill gas power plants and one plant in the late stages of construction, as well as the rights to develop and construct another 20 landfill gas plants in Great Britain. The estimated cost of the package of completed plants and the 20 developmental sites, if all the developmental plants are built, is $36 to $38 million. Trust V supplied the first $16.1 million of the purchase price and developmental equity and the Fund will supply the remainder of the developmental equity. To the extent that the Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are generally rounded to the nearest $1,000.

Introduction

The financial statements include only the accounts of the Fund. The Fund uses the equity method of accounting for its investments in ZAP Power Systems, which was acquired on March 30, 1999.

Results of Operations

Interest income was $345,000 for the third quarter of 1999 compared to $136,000 in the same period in 1998 reflecting the significant increase in the cash balance of the Fund, which began offering shares in February 1998. Interest income for the first nine months of the year also increased from $181,000 in 1998 to $992,000 in 1999.

The Fund recorded losses of $129,000 and $158,000 in the third quarter and first nine months of 1999, respectively, equal to its share of losses incurred at ZAP Power Systems. The Trust acquired a minority interest in that company on March 30, 1999.

The investment fee expense charged on capital contributions decreased slightly to $346,000 in the first nine months of 1999 compared to $389,000 in the first nine months of 1998 reflecting a slightly lower level of capital contributions. Contributions in the third quarter of 1999 were lower than in the corresponding period in the prior year resulting in investment fees of $120,000 in the third quarter of 1999 compared to $223,000 in the third quarter of 1998.

During the third quarter and first nine months of 1999, the Fund wrote-off $81,000 and $174,000, respectively, of due diligence costs on projects that were rejected.

Liquidity and Capital Resources

At September 30, 1999, the Fund had $28,072,000 of cash available for investments in power generation projects and payment of operating expenses.

On March 30, 1999, the Fund, through a wholly owned subsidiary, purchased 678,808 shares of common stock of ZAP Power Systems, Inc ("ZAP") for $2,050,000. ZAP, headquartered in Sebastopol, California, designs, assembles, manufactures and distributes electric power bicycle kits, electric bicycles and tricycles and electric scooters. As part of the transaction, the Fund was granted a warrant to purchase additional shares of Common Stock of ZAP. The Fund could be required by ZAP to exercise the warrant under certain conditions. Although all the conditions have not been met, the Fund exercised the warrant in September 1999 and purchased 571,249 additional shares for $2,000,000. The Fund owns approximately 30% of the outstanding common stock of ZAP

On June 30, 1999, Ridgewood Electric Power Trust V ("Trust V"), a similar investment program sponsored by the Managing Shareholder, entered into agreements with the stockholders of Combined Landfill Projects Limited ("CLP"), of London, England, for a $16.1 million purchase of 100% of the equity interest in four operating landfill gas power plants and one plant in the late stages of construction, as well as the rights to develop and construct another 20 landfill gas plants in Great Britain. The estimated cost of the package of completed plants and the 20 developmental sites, if all the developmental plants are built, is $36 to $38 million. Trust V supplied the first $16.1 million of the purchase price and developmental equity and the Fund will supply the remainder of the developmental equity. To the extent that the Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects.

In 1999, the Fund and Ridgewood Electric Power Trust V ("Trust V"), a similar investment program sponsored by the Managing Shareholder, jointly formed a company to develop electric power and water purification plants for resort hotels in Egypt. As of September 30, 1999, the Fund and Trust V had invested approximately $4.5 million in various projects under development and anticipate investing, at a minimum, an additional $6 million. To the extent that the Fund and Trust V supply capital, they receive an undivided interest in the entire package projects in proportion to the capital supplied.

In September 1999, the Fund and Trust V made a joint investment of $3,000,000 in Global Fiber Group ("GFG"), which is in the process of developing an underwater fiber optic cable in the Western Mediterranean (the "Med Fiber Project"). The investment, which was funded equally by Trust V and the Fund, provides for a 25% ownership interest in GFG and the right to invest in projects developed by GFG. Trust V and the Fund anticipate equally funding an $18,000,000 joint investment in the Med Fiber Project in the fourth quarter of 1999.

The Fund anticipates that, during 1999, its cash flow from operations and unexpended offering proceeds will be adequate to fund its obligations.

Year 2000 remediation

Please refer to the Fund's disclosures in its Registration Statement on Form 10, at "Item 2(b) - Management's Discussion and Analysis," for a discussion of year 2000 issues affecting the Fund. In October 1999, the Managing Shareholder completed its year 2000 remediation program after having successfully tested and implemented all necessary changes to its software, including the subscription/investor relations systems and all subsystems used for preparing internal reports. Costs of remediation did not materially exceed the estimated amounts.

The Fund's projects have been reviewed by an outside consultant or by personnel from RPMCo, who determined that the projects' electronic control systems do not contain software affected by the Year 2000 problem and do not contain embedded components that contain Year 2000 flaws.

No other material changes to the risks to the Fund described in its Annual Report on Form 10-K have occurred. The reasonable worst case scenario anticipated by the Trust is that its electric generating facilities will be able to operate on and after January 1, 2000 but that there may be some short-term inability of their customers to pay promptly. In that event, the Trust's revenues could be materially reduced for a temporary period until the purchasers make up any payment arrears. The Fund believes it has sufficient working capital to handle any such arrearages.

                          PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        (c) Sales of unregistered securities

During the period from January 1, 1999 through September 30, 1999, the Fund sold a total of 170.0305 shares of its Investor Shares in its continuing private placement offering under Rule 506. The total consideration paid was $17,003,050. Information as to the underwriters, class of persons to whom the securities were sold, the exemption from registration claimed, and terms of the securities is incorporated by reference to Item 11 - Description of the Fund's Securities to be Registered, in the Fund's Registration Statement on Form 10, filed April 30, 1999.

Item 5. Other Information

Mr. Swanson has transferred 54% of the equity interest in the Managing Shareholder to family trusts. He has sole dispositive and voting power over the equity interest transferred to each trust and accordingly continues to be the beneficial owner as defined in Rule 13d-3 of all of the equity interest in the Managing Shareholder.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         THE RIDGEWOOD POWER GROWTH FUND
                                   Registrant

November 11, 1999             By /s/ Martin V. Quinn
Date                                Martin V. Quinn
                                    Senior Vice  President  and Chief  Financial
                                    Officer (signing on behalf of the Registrant
                                    and as principal financial officer)