Form 10-K
period 1999-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2000-04-17
CIK 1057076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                      PURSUANT TO SECTIONS 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
_X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934__ For the fiscal year ended December 31, 1999

                                   OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934__ For the transition period from _________ to _________

                     Commission File No. 0-25935

                         THE RIDGEWOOD POWER GROWTH FUND
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                           22-3495594
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

  c/o Ridgewood Power Corporation, 947 Linwood Avenue, Ridgewood, New Jersey
07450
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, including Area Code:  (201) 447-9000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Investor Shares of Beneficial Interest
(Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at April 13, 2000 was $64,294,170.

Exhibit Index is located on page __.

PART I

Item 1.  Business.
Forward-looking statement advisory

As with some other statements made by or on behalf of the Ridgewood Power Growth Fund (the "Fund") from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Fund's future results, year 2000 remediation and the business climate and are found, among other places, at Items 1(c)(3), 1(c)(4), 1(c)(5), 1(c)(6), 1(c)(7), and
2(b). In order to make these statements, the Fund has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Fund in the future may be materially different from the Fund's statements here.

     The Fund therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. This Registration Statement discusses many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

     Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of these cautionary factors that readers should consider are described below at Item 1(c)(5) - Trends in the Electric Utility and Independent Power Industries.

     By making these statements now, the Fund is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

(a)  General Development of Business.

     The Registrant is the Ridgewood Power Growth Fund, which was organized as a Delaware business trust in January 1998 to participate in the development, construction and operation of independent power generating facilities and capital facilities ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Fund.

     The Fund has sold whole and fractional shares of beneficial interest in the Fund ("Investor Shares") at $100,000 per Investor Share. Its offering began on February 9, 1998 and is ongoing. As of April 13, 2000, it had raised approximately $64,300,000. Net of offering fees, commissions and expenses, the offering had provided as of that date approximately $53,400,000 for investments in the development and acquisition of Projects and operating expenses. The Fund has 1,143 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(4), the Fund has invested or committed approximately $33.5 million of its assets as follows:


U.K. landfill gas generating stations .......................       $22,000,000
Egyptian resort electricity and water projects ..............         6,500,000
Mediterranean fiber optic cable project .....................         1,500,000
ZapWorld.com (electric vehicles) ............................         4,000,000

         Total                                                      $33,500,000

     The Fund is also contemplating a $10,000,000 investment in 10 operating hydroelectric facilities with long-term sales contracts, currently owned by Synergics Inc. and in additional projects in Egypt. The Fund is actively seeking additional Projects for investment.

     The Fund has two Managing Shareholders: Ridgewood Power LLC, a New Jersey limited liability company ("Ridgewood Power") and Ridgewood Power VI LLC ("Power VI Co"), which is also a New Jersey limited liability company. The Managing Shareholders have direct and exclusive discretion in the management and control of the affairs of the Fund. Both Ridgewood Power and Power VI Co are controlled by Robert E. Swanson, who is the manager of each. The officers of Power VI Co are also the same as those of Ridgewood Power and Power VI Co currently does not conduct any business. It is anticipated that Ridgewood Power will take all actions necessary to manage the Fund, without any participation by Power VI Co, unless Ridgewood Power were to become unable to act as the Managing Shareholder because of a possible reorganization of other, similar investment programs that it manages. In that case, Power VI Co would be activated to serve as Managing Shareholder. A further discussion of Ridgewood Power and Power VI Co is found at
Item 5(b) - Directors and Executive Officers - Managing Shareholders. In the remainder of this Registration Statement, when a reference is made to the "Managing Shareholder," it is to Ridgewood Power so long as it acts as Managing Shareholder and to Power VI Co if Power VI Co is activated to serve as a Managing Shareholder. The two Managing Shareholders and the Investors are collectively referred to as the "Shareholders."

     The Fund currently has three Independent Panel Members. Approval of a majority of the Independent Panel Members is required for approval of transactions between the Fund and other investment programs sponsored by the Managing Shareholder. The Independent Panel Members do not exercise general oversight of the Managing Shareholder or of the Fund and are not directors of the Fund. The Independent Panel Members do not have any management or administrative powers over the Fund or its property.

     The Fund has a Corporate Trustee, Ridgewood Energy Holding Corporation. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Fund. See Item 5 - Directors and Executive Officers of the Registrant below for a further description of the management of the Fund.

   The Managing Shareholders are controlled by Robert E. Swanson, who is currently their sole manager and chief executive officer. For information about the merger of the prior Managing Shareholder, Ridgewood Power Corporation, into Ridgewood Power LLC, see Item 10(b) - Directors and Executive Officers of the Registrant - Managing Shareholder. The following chart illustrates some of the important relationships among the Fund, the Managing Shareholders and some of their affiliates.

The Ridgewood Power Growth Fund and certain affiliates as of March 1, 2000 (some entities and relationships omitted)


             Robert E. Swanson         Family trusts
                         x                  x (Mr. Swanson has
 Sole manager            x                  x  sole voting and
 Chief executive officer x                  x  investment power)
 Owner of 46% of equity  x                  x Owners of 54% of equity
        _________________X__________________X______________________________
       x             x                x        x            x             x
       x             x                x        x            x             x
       x             x                x        x            x             x
Ridgewood   Ridgewood Power   Ridgewood    Ridgewood    Ridgewood   Ridgewood
Securities   Management LLC   Power LLC    Energy       Power VI     Capital
Corporation                                Holding        LLC       Management
                                          Corporation                  LLC

             Operates power                Corporate                  Manager
Placement    plants for five  Managing     Trustee       Co-Managing  of two
agent        power trusts     Shareholder  for all      Shareholder   venture
("Ridgewood    ("RPMCo")       of six      six trusts    (dormant)    capital
 Securities")                  trusts          x          of the      funds &
                            ("Ridgewood        x           Fund       marketing
                               Power")         x     ("Power VI Co")  affiliate
                                  x            x                x   ("Ridgewood
                                  x            x                x     Capital")
                                  x            x                x         x
    ______________________________x____________x_____________   x         x
    x           x          x           x            x        x  x         x
    x           x          x           x            x        x  x         x
Ridgewood   Ridgewood   Ridgewood   Ridgewood   Ridgewood  The Ridgewood  x
Electric    Electric    Electric    Electric    Electric   Power Growth   x
Power Trust Power Trust Power Trust Power Trust Power Trust   Fund        x
    I          II         III          IV           V         (the        x
("Power I") ("Power II")("Power III")("Power IV")("Power V") "Fund")      x
                                                                          x
                                          ________________________________X__
                                          x                                  x
                                          x                                  x
                                   Ridgewood Capital          Ridgewood Capital
                                   Venture Partners         Venture Partners II
                                            (the "Venture Capital Funds")



Power I through V are referred to as the "Prior Programs."


 (b)  Financial Information about Industry Segments.

     The Fund has been organized to operate in only one industry segment: independent power generation and related capital, infrastructure and venture projects.

(c)  Narrative Description of Business.

(1) General Description.  The Fund's investment objectives are:

     providing  capital  appreciation over an extended period of time, either by
(a) selling all or some of the Fund's assets or (b) changing the Fund into a more liquid investment (by combining with other companies, by a public offering, by creating a market for the Investor Shares or otherwise) and generating current cash flow for distribution to Investors to the extent consistent with the capital appreciation objective.

     The Fund intends to achieve its objectives by making equity investments in "Projects" or in companies owning Projects or assets that may benefit from industry deregulation. In many cases, the Fund may operate those Projects itself. The Projects may include conventionally fueled, small to medium-size independent electric power plants; landfill gas, biomass or other "waste" fueled power plants that generate electricity or heat, or both,for sale while helping to remedy environmental problems; cogeneration plants that produce electricity and heat together for sale; other power generating facilities that produce electricity, heat or motive power for sale or use; waste transfer stations, pumping facilities and other facilities that contribute to the operation of other Projects; o other types of capital projects, such as fuel plants, processing facilities and recycling facilities, that are expected to have consistent cash flows similar to those from independent electric power plants; and equity interests in companies affected by the deregulation of the electricity industry, including those with long-term or unconventional business strategies.

     The Fund will not invest in nuclear power facilities.

     The Fund will try to invest in Projects that provide long-term cash flows. Its investments will be structured for federal income tax purposes as "direct participation" investments, so that income, gains, losses, deductions and credits flow through to each Investor's personal tax return, and are subject to tax only once. Investors will generally have limited liability for the Fund's obligations and those of the Projects.

The Fund has decided to sell Investor Shares only to to "Accredited Investors" (as defined by the Securities and Exchange Commission), which include

o individuals whose individual net worth, or joint net worth together with their spouse's, exceeds $1,000,000 at the time of purchase;
o individuals whose income exceeded $200,000 in each of the two most recent years or whose joint income with their spouses' exceeded $300,000 in each of those years, if they reasonably expect to reach the same income level in the current year;
o private pension funds or employee benefit plans that either have assets in excess of $5 million or that have the investment decisions made by a plan fiduciary that is a bank, savings and loan association, insurance company or registered investment advisor;
o self-directed pension fund or employee benefit plan accounts, if the investment decision is made solely by a person that is an Accredited Investor;
o banks, trust companies, savings and loan associations and certain other financial institutions, whether acting as fiduciaries or for their own accounts; or
o any other "Accredited Investor" as that term is defined in the Commission's Regulation D (see DEFINITIONS-ACCREDITED INVESTOR).

The Fund may also in its discretion sell Investor Shares to certain Investors who are not themselves accredited investors. These Investors must have family or other relationships with other Investors who are themselves accredited investors. The permitted relationships are defined by Rule 501(e) of the Securities and Exchange Commission.

(2) Risk Considerations

     General
     Investment in the Fund involves substantial risks and potential conflicts of interest and is suitable only for those persons who meet the investor suitability standards on a continuing basis, have a substantial net worth, have no need for liquidity from such investment, and are able to bear the loss of the entire investment. Each prospective Investor should consider carefully the risk factors attendant to the purchase of Shares, including without limitation those discussed below, and each should review the investment with his own legal, tax and financial advisors. In addition, each prospective Investor should understand that the Subscription Agreement and the Declaration materially restrict Investors from selling or otherwise disposing of their Shares.

Importance of Regulatory and Political Environments
     Independent Power Projects, including cogeneration facilities, are creatures of the regulatory and political process. Since the passage of PURPA in 1978, the Independent Power industry has grown, in large part, because regulatory and political environments made it feasible to amass the large sums of long-term capital needed to develop, construct and operate power plants. In particular, the regulatory advantages currently provided by PURPA for Qualifying Facilities are essential for the viability of most Independent Power Projects. Modification or repeal of PURPA or the regulations thereunder could make some Projects uneconomic.

     In several states, including Massachusetts, Maine and California, requirements may be imposed on sellers of electricity to purchase a minimum amount of "renewable" power (generally, power from small hydroelectric plants, geothermal, solar or wind plants, or plants that burn non-fossil fuels). These requirements may be very advantageous for the types of Projects the Fund may invest in, but adverse state or federal action might make those Projects uneconomic in the future. Further, it is possible that future developments, such as more stringent requirements of environmental laws and enforcement policies thereunder, could affect the costs of and the manner in which Projects are developed, built or operated. There can be no assurance that in such event the Projects would be able to recover all or any of such increased costs or that their businesses and financial conditions would not be materially and adversely affected.

Deregulatory Initiatives
     The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") removed certain restrictions imposed by the Holding Company Act on the ability of electric utility holding companies and electric utilities to control their local markets. Since passage of the 1992 Energy Act, FERC in its Order 888 of April 1996 has deregulated the wholesale market for electricity (the market for sales to local utilities or distributors of electricity). Further, many states are implementing plans to further encourage investment in wholesale generators and to facilitate utility decisions to spin off or divest generating capacity from the transmission or distribution businesses of the utilities. As a result, Independent Power Projects in the future will face competition not only from other Independent Power Projects seeking to sell electricity on a wholesale basis but also from exempt wholesale generators, electric utilities with excess capacity and independent generators spun off or otherwise separated from their parent utilities.

     On the other hand, by expanding the potential pool of Projects in which electric utility holding companies and electric utilities are able to invest, the 1992 Energy Act has resulted in increased competition from the holding companies and utilities to develop promising Projects and in increased competition in the sale of electricity by Independent Power Projects. Further, the 1992 Energy Act and Order 888 introduced an element of competition in the transmission component of the electric power industry by requiring electric utilities to make available their transmission facilities to Independent Power Projects where it is in the public interest and does not unreasonably impair the reliability of electricity service. In April 1996, FERC adopted Order 888, which required electric utilities and power pools to make transmission facilities and information available on equal terms to all generators.

     The deregulation of transmission may benefit the Fund in the future in that deregulated transmission may give Projects in which the Fund participates access to customers that are not geographically located near the Projects. If there are limitations on transmission capacity, however, the Fund might have to compete and bid for capacity in order to transmit electricity to distant customers if it is selling in a competitive market or if it is selling "renewable" power to a distant customer. In those events, the Fund might have to compete against companies that are far larger and more diversified than itself or that have lower costs of operation or access to transmission facilities. If the Fund were unsuccessful in obtaining transmission capacity, it might not be able to sell its output except to local utilities (or in some cases, local retail customers). There is no assurance local customers would purchase that power or that the local price would be as advantageous as the price more distant customers would pay.

     The large scale deregulation of transmission facilities is likely to have other far-reaching effects which may be adverse to the Independent Power industry, generally, or to the particular facilities owned by the Fund. In particular, because the Fund anticipates investing in small scale facilities, it may be difficult for it in the short run to market power to end users or over long distances. As a result, it may suffer significant competitive disadvantages.

     State initiatives to deregulate and encourage competition in the businesses of generating electric power and transmitting it to customers are also creating significant risks. Further, jurisdictional disputes between federal and state regulators and proposed congressional actions have hampered the creation of a coordinated regulatory posture and have raised significant questions as to the allocation of electric utility costs and obligations that may not be recovered by utilities in a competitive environment. As a result, although it appears that competitive generating markets will be created in many states and possibly nationally, there is uncertainty as to the eventual regulatory environment and the risks and opportunities it will create.

     As various states implement retail deregulation, a number of additional risks are posed for Independent Power Projects. In many states, local electric utilities are being required or encouraged to sell their generating stations. Often, large electric utilities, affiliates of natural gas marketers or other large entities have purchased large quantities of these assets and thus immediately become sizable competitors in the market to sell electricity. In some other states, local electric utilities will be permitted to retain generating assets and sell power to themselves. In that event, they may prefer purchases from their own plants and opportunities for Independent Power Projects to sell electricity in a competitive market may be stifled.

     Further, in a competitive market, prices for electricity may be very volatile. If a generator is nonetheless able to obtain a long-term Power Contract, the prices under that contract may be inadequate to cover costs and yield a return, or the generator may lose opportunities to sell electricity at higher prices. If a generator is unable to obtain a long-term Power Contract and sells its output under short term contracts on in a spot or auction market, the prices received may be inadequate to cover costs or to permit the Project to earn a return. Prices may vary so much as to make planning impossible. There is no assurance that the generator will be able to obtain new Power Contracts so as to keep its Project in continuous operation and the generator may have to absorb significant costs of Project shutdown and restart as well as lay off and rehire its workforce, as has occurred with two Projects located in Maine in which Power IV and Power V have invested.

     These factors have caused new investment in independent power plants in the United States to be substantially reduced, have intensified the pressures on larger market participants to consolidate, have created additional incentives for generating efficiency and low-cost production of power, have tended to depress the purchase prices of existing small-scale Projects and are likely to have additional, unpredictable effects. Recently, a number of very large utilities, natural gas companies and independent generation companies have paid significant premiums over book value or other measures of value to purchase large packages of power plants being divested by utilities and others have announced plans to construct extremely large-scale merchant power plants. These transactions or proposals have been in the range of hundreds of millions of dollars to billions of dollars. This may indicate that these industry participants have concluded that very large scale is a necessary competitive advantage.

     The Fund instead will attempt to follow a diversified strategy that does not attempt to compete head-on with these types of competitors. The Fund believes that in many cases emphasis on scale and purchasing market share may lead to suboptimal returns. Instead, the Fund will seek to develop niche markets, to engage in ventures with large utilities or other participants that need its investments for financial or regulatory reasons or to acquire equity interests in undervalued companies. Where possible, the Fund may invest in existing Projects with long-term Power Contracts that are less exposed to competitive forces, or in Projects with regulatory or tax advantages. There can be no assurance, however, that these strategies will be successful or that the Fund will not be competitively disadvantaged by its relatively small size.

Threats to Power Contracts
     The Power Contract with the local utility, industrial host or other energy purchaser is perhaps the most important contract to an existing Independent Power Project. Many long-term Power Contracts between local utilities and independent power producers now provide for rates in excess of current short-term rates for purchased power and the utilities are treating their contractual obligations as a form of stranded cost. There has been much speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of throwing some of the costs of deregulation on the owners of independent power plants.

     To date, the Federal Energy Regulatory Commission and each state regulator that has addressed the issue have ruled that existing Power Contracts will not be affected by their deregulation initiatives. The regulators have so far rejected the requests of a few utilities to invalidate existing Power Contracts. Further, no action has yet been taken by federal or state legislators to date to impair Independent Power Projects' existing power sales contracts, and there are federal constitutional provisions restricting actions to impair existing contracts. There can not be any assurance, however, that the rapid changes occurring in the industry and the economy as a whole would not cause regulators or legislative bodies to attempt to change the regulatory structure in ways harmful to Independent Power Projects or to attempt to impair existing contracts. In particular, some regulatory agencies have urged utilities to construe Power Contracts strictly and to police Independent Power Projects compliance with those Power Contracts vigorously. Predicting the consequences of any legislative or regulatory action is inherently speculative and the effects of any action proposed or effected in the future may harm or help the Fund. Because of the consistent position of the regulatory authorities to date and the other factors discussed here, the Fund believes that so long as it performs its obligations under the Power Contracts, it will be entitled to the benefits of those contracts.

     In recent years, many electric utilities that have entered into long-term Power Contracts have concluded that the prices set under those contracts are disadvantageous to them under current conditions. Accordingly, they have often attempted to exploit all possible means of terminating these Power Contracts with Independent Power Projects, including requests to regulatory agencies and alleging violations of even immaterial terms of the Power Contracts as justification for terminating those contracts. The Fund's current investment strategy includes the purchase smaller-sized Projects with existing long-term Power Contracts. If the prices for electricity under those contracts are in excess of the prices charged by alternative sources, or if the electric utility purchasers under those contracts have other incentives to terminate those contracts, the Fund may face material costs in contesting those utility actions. Power II, which is a previous Power Trust sponsored by Ridgewood Power, is currently defending a legal proceeding in California which involves such a challenge. A second Power Trust, Power I, succesfully defended a similar challenge in 1995-1997.

Other Aspects of Power Contracts
     A generating facility which uses biomass or "waste" fuel, such as landfill gas or waste coal, may be a Qualifying Facility under PURPA. However, in order for a cogeneration facility using conventional fuel to be a Qualifying Facility under PURPA and current regulations, at least 5% of a Project's total energy output must be "useful" heat energy that typically is sold or made available in the form of steam or hot water to an entity (the "Steam Host"). Under current regulatory interpretations, heat energy is "useful" if its use has a business purpose independent from the sale of electricity and there is some economic justification for the use. Typically, a Project meets its PURPA requirements by entering into a long term contract with a Steam Host which provides that the Steam Host will take delivery of sufficient thermal energy to permit the Project to meet the requirements of PURPA. If a cogeneration Project did not meet the requirements for supplying heat energy to a Steam Host because, for example, the Steam Host went out of business, or the thermal contract is otherwise terminated, that cogenerating Project might lose its status under PURPA as a Qualifying Facility. If as a result of this loss of status the cogenerating Project became subject to federal and state regulation or its Power Contract were terminated or modified, the cogenerating Project might incur material loss. Although PURPA provides grace periods for a cogeneration Project to find an alternative Steam Host, potential alternate Steam Hosts may be very limited or non-existent because of the practical necessity for a Steam Host to be located adjacent to the Project to minimize heat loss.

     Under PURPA, electric power utilities are directed to purchase electricity output offered to them by Qualifying Facilities at a price no greater than the utilities' avoided costs of generating electricity from another source. The Power Contracts for many existing Projects have been negotiated with the utility as long term agreements to purchase the Projects' output. There can be no assurance that the rates offered to a new Project or the other terms of a Power Contract will be sufficiently favorable to induce development and construction of a Project or permit profitable operation of a completed Project.

     Many long-term Power Contracts provide for levelized rates over the life of the contracts or shorter periods, which are designed to stabilize projected revenues earned by an Independent Power Project. The effect of many levelized rate contracts is to provide that the utility will purchase electricity from a Project at higher rates in the earlier years in exchange for an agreement from the Project to accept lower rates to be paid by the utility in later years. If a Project experiences operational difficulties and produces less than the expected volume of electricity in later years, it may be required to make cash payments to the utility to compensate for such shortfall, thereby reducing available cash flow to the Project owner.

     Although there is some risk that a utility bound by a long-term Power Contract may be unable to meet its purchase obligations, under current federal law and current law in most states electric utilities are required to maintain prudent financing structures and are reviewed periodically by their regulators for compliance with these requirements. In addition, if state regulators approve, the payments made by a utility to an Independent Power Project may be included as allowed costs to be passed through to the utility's retail customers, thereby giving the utility an additional source of revenue which can be used to make payments to the Independent Power Project. Accordingly, failure of a utility to meet payment obligations to an Independent Power Project which is operating in compliance with its Power Contract has been a rare occurrence.

     Most deregulatory programs treat Power Contracts with prices in excess of market prices as "stranded costs" and provide for reimbursement to utilities for those stranded costs for an extended period of time. During these periods, which can range from three to ten years or longer in some instances, there may be some assurance that the utilities will pay. However, retail deregulation may impose other financial strains on electric utilities, which will be relegated to maintaining the distribution network and delivering power to individual residential, commercial and industrial locations. Those utilities will have to downsize and reorganize their workforces and resources and compete in many cases as suppliers of electricity. It is likely that some utilities may reorganize or enter bankruptcy if they are unable to meet these challenges. In those cases, the Fund may be unable to collect amounts due to it or may have its Power Contracts abrogated in bankruptcy. Industrial and other retail purchasers of power do not have an assured source of revenue from which to make payments under the Power Contract and a Project selling to them must rely solely on the credit of such purchaser. Consequently, although the Fund will conduct a business review of each purchaser's creditworthiness prior to contracting with it, there can be no assurance that it will remain in business over time or be able to perform its payment obligations for the duration of the Power Contract.

     In the event of a default or failure to pay by an energy purchaser under a Power Contract because of its bankruptcy or insolvency, regulatory changes, failure of a Project to comply with the terms of its contract or other events, there can be no assurance that the Project will be able to obtain a Power Contract with another purchaser or to obtain a Power Contract on terms as favorable as those of the previous contract.

     The Fund expects that if it were to invest in capital facilities or other investments outside the electric power industry, those facilities would have output contracts providing for long-term payments by a responsible customer or customers for the facilities' production. These contracts would likely be structured in a manner similar to Power Contracts with non-utility customers. In that event, the Fund would be subject to the risks of the customers' creditworthiness and the long-term anticipated demand for the products. With regard to investments in other types of industries, such as Zap Power Systems, Inc., the Fund's investment is subject to the many risks of any enterprise that markets its products to consumers. In addition, Zap's business plan contemplates marketing its bicycles and vehicles through dealers and franchisees. Zap's ability to do so profitably will depend upon its ability to organize an effective dealer and franchise system and to create a mass market through advertising and marketing efforts for its products. Zap has no significant experience in those areas.

Reliance on Fuel Supplies at Appropriate Prices
     Since the cost of fuel is usually one of the largest components of a Project's operating costs (especially so in the case of natural gas, coal or oil-fired electric power Projects), the success of a Project may depend not only on the availability of fuel supplies but also on the Project's ability to obtain long term contracts for fuel and fuel transportation at appropriate prices.

     The Fund will attempt to invest in Projects which have fuel supply arrangements which closely match the fuel adjustment provisions of the Power Contract with the utility, industrial user or other energy purchaser, so that changes in Project fuel costs will be offset by corresponding changes in revenue from the sale of energy. Existing Projects that do not have favorable fuel price adjustment provisions in fuel supply contracts may have purchase prices or values that are significantly discounted from those of other Projects.

     If fuel prices payable by a Project are relatively high compared to the contract price of energy, the Project may not be able to generate energy on an economic basis. On the other hand, if a Project's economic returns are based upon the ability to generate substantial fuel savings through use of cogeneration and other more efficient power generation technologies, lower fuel prices may tend to reduce the value of the fuel savings and may adversely affect the financial performance of the Project. Since cogeneration and other more efficient technologies often require higher capital costs than conventional power plants, periods of very low fuel prices could result in fuel savings which are insufficient to cover the additional capital costs, thereby creating losses from the Project.

     Small scale Projects may find it difficult or uneconomical to obtain long-term fuel supply contracts and thus may be exposed to risks of fuel price escalations. For example, after a relatively long period of depressed prices, natural gas prices in many areas tripled between summer 1996 and the winter months of 1996-1997. These increases adversely affected many small Projects operated by Prior Programs, although RPMCo was able to negotiate one-year supply contracts for many Projects it managed at a price substantially less than peak prices. Because the Fund may be a relatively small consumer of fuel, it may be difficult for it to economically hedge fuel prices or purchase reliable supplies on a long term basis. In that case, the Fund may be exposed to the risk that fuel price increases could reduce or even eliminate profitability of its Projects.

     A separate component of a Project's overall fuel requirements is the availability, reliability and cost of transporting the fuel to the Project. For example, Projects fired by natural gas may be dependent upon a single pipeline for transportation of large volumes of natural gas, and may be adversely affected by the costs of transportation on the pipeline or by outages, capacity restrictions, priority allocations to other customers or other events affecting the pipeline. Some Projects are designed to operate on alternate fuels (such as using fuel oil when natural gas is unavailable) but these alternate fuels are also subject to similar variables of availability, cost and transportation.

         In contrast to the Power Contract, which is one of the first objectives of a Project, the fuel supply contracts are frequently obtained relatively late in the development process or in the operating stage. There is no assurance that adequate fuel supply arrangements for a Project will be available from dependable sources and at acceptable prices at the time required.

     It should be noted that hydroelectric Projects and landfill-gas-fueled Projects may have little or no net fuel expense. However, hydroelectric Projects are dependent on rainfall and snowfall to create river flow and droughts can severely limit or cease their output. Landfill gas-fired Projects often have no alternate source of fuel, and federal regulations effectively limit their use of alternate fossil fuels (such as natural gas) to 25% of total fuel use per year. Therefore an interruption for any reason of the fuel supply from the landfill (because of equipment problems, default by the fuel supply operator, environmental requirements or routine maintenance, for example) may reduce or eliminate the ability of the Project to operate.

Environmental Regulation
     Projects in which the Fund will participate will be subject to environmental regulation by federal, state and local government authorities. The failure to comply and to maintain compliance with these regulations may potentially result in substantial liability for pollution and other damages under statutes and regulations relating to environmental matters. Thus, the regulatory risks associated with the environment should be considered carefully by Investors before investing in the Fund. Environmental regulation includes the requirement that the Projects in which the Fund will participate obtain and maintain various regulatory approvals, licenses and permits. The process involved in obtaining these approvals can be quite time consuming and expensive, resulting in delays in the development or construction of a Project or imposing operating limitations on the Project. These factors could lead to increased costs to the Fund. If the Fund invests in Projects that were developed by others or that have an operating history, it may become liable for pollution and environmental discharges that occurred before it took ownership of the Project or that the Fund had no ability to affect. As a result, the purchase of any existing Project or any Project located on land affected by previous activities may subject the Fund to unpredictable and material contingent liabilities. Although the Fund through its investigation of Projects will attempt to minimize such contingencies, there can be no assurance that it can do so.

     In addition, there can be no assurance that future environmental legislation or regulations will not affect Project economics. The imposition of more stringent environmental laws and more effective enforcement policies thereunder could significantly increase the costs associated with the development, construction and operation of any Project and, thus, substantially reduce the return which Investors could anticipate with regard to the Fund's interest therein. For example, ongoing implementation of Title V of the Clean Air Act Amendments of 1990 will require all existing industrial sources of air pollution to obtain new operating permits and to comply with additional daily operational limits.

Identifying Projects
     There is no assurance that there will be a sufficient number of attractive potential Projects available to the Fund. In seeking to participate in Projects, in many cases the Fund is likely to encounter significant competition from construction companies, equipment vendors, electric and gas utilities and their affiliates, other Project Sponsors and investment groups which participate in the development, construction and operation of Projects. Many of these competitors have greater experience in the independent power industry or project development or have superior capital resources.

     The consolidation of the independent power industry has resulted in increased competition for acquire most available electric generating Projects in the United States. The process of identifying and investing in Projects can be protracted and during that period Investors' funds are held in U.S. Government securities, in money market funds holding those securities or in short-term commercial paper or money market instruments at lower yields than those anticipated from the Projects. Factors that may cause delays include lack of funds for the Fund to begin the acquisition process, variations in the availability of Projects and funds available to other purchasers of Projects, negotiations and environmental and regulatory delays caused by agency action or the need to investigate or remediate conditions before investing funds. The Fund seeks to reduce the period necessary to invest funds, primarily through the Early Investor Incentive, which was instituted to allow programs to begin acquiring Projects during their offering periods. The period from the closing of the offering to 90% investment of available funds dropped from approximately 29 months in Ridgewood Power I to 9-1/2 months in Ridgewood Power III but was 22 months for Ridgewood Power IV and is over 24 months for Ridgewood Power V.

Need for Diversification
         The Fund expects that it will participate in several Projects. However, the size of each investment may depend upon a variety of factors, including, among other things, the amount of funds available to the Fund, the size and timing of the proposed investment, the availability of capital from other investors, the ability of other investment programs sponsored by the Managing Shareholders to participate, and the requirements of other participants in the transaction. Based on prior experience, the Fund believes that the likely range for each major investment by the Fund may be from 10% to 33% of the Fund's total capital, and may exceed 33% if the Fund participates in certain larger scale Projects. There can be no assurance that any Projects will earn a return and failure of any Project to earn a satisfactory return may have an adverse effect on the financial performance of the Fund as a whole if that Project represents a significant portion of the Fund's investments.

Risks of Foreign Investments
     The Fund may invest in Projects located outside the United States. The Managing Shareholders and Prior Programs have not yet invested material amounts in foreign Projects, although they have evaluated several proposals, have expended funds on due diligence and exploratory investments and are developing Projects in Egypt. Neither Managing Shareholder and none of their Affiliates has any significant experience in evaluating, investing in, developing, operating or disposing of Projects located outside the United States. Among the risks that the Fund will encounter in making investments outside the United States are: risks in relying upon unknown or little-known foreign businesses as partners or operators of projects, increased costs for legal, accounting, environmental and other services, exposure to unfamiliar systems of governmental regulation, electricity pricing, taxation, employment relations and economic organization, inability to obtain goods and services from abroad or local requirements to purchase goods and services of unknown characteristics and quality from local suppliers, credit risks in dealing with local businesses and customers, foreign exchange risks such as depreciation of the local currency against the dollar or inability to transfer money to the United States, governmental and business corruption, kidnapping, extortion and other risks to the Fund's personnel, and difficulty in selling or disposing of Projects or assets.
Utilization of Funds for Undesignated Projects

     The Fund may direct a substantial portion of the net proceeds of this offering of Shares to Projects that have not been designated in this
Registration Statement, as it may be supplemented from time to time, and the Fund may be unable to or may decline to participate in any specific investments described in this Registration Statement or any supplements thereto. Further, the Fund's investment objectives are broad and grant a great deal of discretion to the Managing Shareholder in determining whether a potential Project is within the Fund's objectives. Therefore, prospective Investors may not be able to evaluate the Projects in which the Fund participates before they purchase Shares; nor will prospective Investors have any voice in the selection of Projects after they purchase Shares, and the Fund may invest in Projects that differ from those described in this Registration Statement or from those that the Prior Programs have invested in. Consequently, Investors will be relying upon the judgment of the Managing Shareholder for such decisions.

Projects Require Large Amounts of Capital and Time for Development and Construction The Fund may commit a significant portion of its capital to a single Project, and it is possible that additional capital may be required to complete a Project or make necessary alterations or additions to such Project. There can be no assurance that the Fund will have access to any such additional capital or that the Project can obtain any such additional capital from other sources on satisfactory terms. Further, to the extent the Fund participates in larger Projects, extended periods of time (one to three years) may elapse before the Project commences operation.

Construction
     The Fund may invest in the development and construction of new Projects and if it does so, it will be exposed to the risks that arise in the construction stage of a Project. These risks include interruptions of supplies or work stoppages; delays caused by changes in plans and specifications; inclement weather; subcontractor non-performance; planning error; contractor insolvency; cost increases; regulatory changes; and other construction-related matters. Although the Fund will attempt to reduce those risks where possible by contracting with responsible contractors or suppliers on a turnkey or performance incentive basis (where these risks are assumed by others), it may not be possible to do so effectively.

Financing and Leverage
     Although the Fund does not intend to borrow any funds to make its equity investments in Projects, certain Projects may require non-recourse construction and/or long term financing in order to be viable. There can be no assurance that such financing will be available at the time required on satisfactory terms and conditions, and if not available, the Project may be abandoned and all amounts invested in the Project to that point will likely be lost. Even if commitments for construction and/or long term financing are obtained by a Project, there is no assurance that the Project will be able to meet all of the conditions which are typically required by project finance lenders in order to fund such financing commitments. Further, even if construction or long term financing is obtained, failure by the Project to obtain and maintain expected operating parameters may lead the holders of the debt to foreclose on the Project and eliminate the equity investment of the owners.

     The Fund will seek to limit the risks of leverage by limiting the number of investments in Projects with leverage and/or conducting its due diligence with a focus on the adequacy of debt service coverage (excess of cash flow over required payments of principal and interest) and debt service reserves, and by focusing on acquiring Projects with a record of prior performance.

Limited Transferability of Fund Assets
     The Fund's interests in many Projects in which it participates may be illiquid. When the Fund initially commits funds to a Project, it may endeavor to negotiate the right to sell all or part of its equity interests in a Project at a later time without the consents of other participants. However, the interests in Project Entities in which the Fund participates with other owners will typically be closely held and the Fund's ability to transfer its interests in such Project entities may be restricted or prohibited by their governing documents, or by other agreements among Project participants or by covenants in financing documents. Even if the Fund successfully negotiates the right to sell its interest in a project without obtaining the consents of other participants, the Fund may find that it is unable to sell or dispose of its interests in Projects at the times it had planned or that such transactions would be disadvantageous to the Fund. Successful sales would depend upon, among other things, the operating history and prospects for the Projects to be sold, the number of potential purchasers and the economics of any bids made by them and the state of the independent power market. In addition, sales of substantial interests in a Project may result in adverse tax consequences.

     The Managing Shareholder will have full discretion to determine whether any of the Fund Properties should be sold and which should be held and in what proportions, and the Fund will have no obligation to sell all or a portion of any asset for the benefit of Investors or to retain any asset for the benefit of Investors. Investors may be required to remain in the Fund until it is terminated and dissolved.

General Risks of Operation
    The commencement of operation by a Project does not necessarily assure recovery of or a profit on any investment made in such Project by the Fund. If an electric generation Project or a capital project is completed and placed into operation, it will be subject to the general risks of the industry, including, but not limited to, equipment failures, fuel interruption, failure of the Project to perform according to projections, loss of a Power Contract for not maintaining a minimum required output availability or other breaches, decreases or escalations in Power Contract or fuel supply contract price indices in an unexpected manner, bankruptcy of a key customer or supplier, failure to obtain required wheeling rights or use of transmission facilities at economic rates, liabilities in tort (which may exceed insurance coverage), environmental obligations, inability to obtain desirable amounts of insurance at economic rates, acts of God and other catastrophes.

Joint Activity with Others
     It is anticipated that the Fund will normally participate in a larger Project jointly with one or more other entities through a joint venture or partnership vehicle. To the extent that other participants in a Project cannot fulfill their obligations or have divergent interests or are in a position to take action contrary to the policies or objectives of the Fund, the Fund's interest in such venture may be adversely affected. In certain cases, the Fund may participate or be deemed to participate as a general partner of the entity developing the Project, thereby exposing the Fund to general partner liability. The Fund will seek to limit such exposures by interposing a limited liability entity between the Fund and the Project, or by obtaining specific agreement from other Project participants they will not seek recourse against Fund assets (other than the Fund's investment in the Project) for any claims.

     Although the Managing Shareholder will remain closely involved in all aspects of the Fund's activities, the Fund in some cases (typically larger Projects) will rely upon the advice of others as to the development or management of Projects. Thus, a substantial amount of responsibility will be placed on third parties who function as Project Sponsors or Project managers. The success of any Project will, to a large extent, be determined by the quality and performance of its Project Sponsors and managers. Project Sponsors and Project development companies may have conflicting demands on their resources or may be adversely affected by other developments at their affiliated or associated entities. As a result, there is the risk that such Project Sponsors or Project development companies or their other investors may be unable to fulfill their responsibilities.

Limited Operating Experience
         Although Ridgewood Power has participated in numerous independent power projects and executive officers of Ridgewood Power and advisors to Ridgewood Power have extensive backgrounds in the independent power industry and the construction and operation of Independent Power Projects, Ridgewood Power has limited expertise in the design, construction and operation of independent power plants. There can be no assurance that Ridgewood Power's prior experience has given it a comprehensive knowledge of the independent power industry sufficient enough to result in successful or profitable operations of the Fund or that such experience extends to all of the diverse areas of the independent power industry or capital facilities developments in which the Fund may participate.

     Power VI Co has no business track record or experience whatever, is not an operating business and has no capital resources. Its officers are those of Ridgewood Power and Ridgewood Power will make all of its personnel and other resources available to Power VI Co as needed to allow Power VI Co to perform its duties to the Fund.

     Projects that the Fund will operate for its own account will be managed under contract with the Fund by Ridgewood Power Management LLC ("RPMCo"), an affiliate of the Managing Shareholder. Although many of the officers and personnel of Ridgewood Power also serve as officers and personnel of RPMCo, RPMCo was organized in January 1996 and thus has only limited operating experience. Many of its personnel, although experienced, have been recently hired by it. Further, RPMCo also manages the operations of Projects owned and operated by the Prior Programs, and is currently subject to substantial demands on its organizational and management resources. It is possible that the management of Projects to be acquired by the Fund would be impaired by these demands, although the Managing Shareholder believes that RPMCo will have sufficient resources and experience to operate Projects for the Fund.

Delaware Business Trust
     The Fund has been organized as a Delaware business trust having limited liability of the Shareholders of the Fund. Not every state in which the Fund may conduct business has enacted legislation recognizing the limited liability provisions of the Delaware business trust. Accordingly, there is a risk that investors will not have limited liability for activities of the Fund in those states. Such risk is substantially, if not entirely, mitigated by the Fund's conducting its activities and holding its interest in Projects in such states through limited liability entities such as limited partnerships or limited liability companies.

Limitations on Liability of Managing Persons to Fund
     The Declaration provides that the Fund's officers and agents, the Managing Shareholders, the Corporate Trustee, the affiliates of the Managing Shareholders and their respective directors, officers and agents when acting for the Managing Shareholders or their affiliates on behalf of the Fund (collectively, "Ridgewood Managing Persons") will be indemnified and held harmless by the Fund from any and all claims rising out of their management of the Fund, except for claims arising out of the recklessness or misconduct of such persons or a breach of the Declaration by such persons. Therefore, the right of an Investor to bring an action against any of the Ridgewood Managing Persons for a breach of its or his fiduciary responsibility or other obligations to the Fund may be limited.

Disparity in Shareholder Contributions
     Power VI Co, in its capacity as a Managing Shareholder, and its key employees and those of the Fund and Ridgewood Power, through the Key Employee Incentive Plan, will receive, after the preferences to Investors, 25% of the distributions of the Fund. The Managing Shareholders and employees will not be obligated to contribute any cash to the Fund for that interest, except to the extent that Fund Organizational, Distribution and Offering Expenses exceed the Organizational, Distribution and Offering Fee payable to Ridgewood Poweror to the extent the plan requires some monetary contribution by employees. Ridgewood Power has purchased one full share as an Investor in the Fund.

Lack of Investor Participation in Management
     Investors have no right to vote on who will act as Managing Shareholder unless both Managing Shareholders resign, are removed by special action of the Investors or are incapable of acting as Managing Shareholders because of bankruptcy or legal disability. Similarly, Investors have no right to vote on or select the Independent Panel Members of the Fund unless an Independent Panel Member resigns or is incapable of acting. Therefore, Investors have much more limited rights to participate in control of the Fund than would stockholders of a corporation. The Managing Shareholder has the exclusive right to manage, control and operate the affairs and business of the Fund and to make all decisions relating thereto and has full, complete and exclusive discretion with respect to all such matters. Investors have no right, power or authority to participate in the ordinary and routine management of Fund affairs or to exercise any control over the decisions of the Fund. Accordingly, no prospective Investor should purchase any Shares unless the prospective Investor is willing to entrust all aspects of management of the Fund to the Managing Shareholder.

Limited Transferability of Shares
     Shares in the Fund are an illiquid investment. There is no market for the Shares, and, because there will be a limited number of persons who purchase Shares and significant restrictions on the transferability of such Shares, it is expected that no public market will develop. Any change in the status of the Shares would require compliance with multiple regulatory and tax requirements and consent from a majority in interest of Investors. Investors will generally be prohibited from selling or transferring their Shares except in the circumstances permitted under Article 13 of the Declaration, and all such sales or transfers require the consent of the Fund, which may withhold such approval in its sole discretion. Accordingly, an Investor will have no assurance that he or she can liquidate his or her investment in the Fund and must be prepared to bear the economic risk of the investment until the Fund is terminated and dissolved.

     The Shares have not been, and are not expected to be, registered under the Securities Act of 1933, as amended (the "Act"), or any state securities law in a manner that will make the Shares freely transferable by purchasers under such laws and, therefore, cannot be resold unless they are subsequently registered under the Act or an exemption from such registration is available and subject to other limitations and conditions imposed by the Declaration. The provisions of Rule 144 under the Act would be available to Investors in connection with such resale, if the requirements of that rule are met, but the Fund has no current intention to allow transfers to be made on the open market pursuant to the rule.

     The illiquidity of and other significant risks associated with an investment in the Fund make the purchase of Shares suitable only for an Investor who has substantial net worth, who has no need for liquidity with respect to this investment, who understands the risks involved, who has reviewed this Registration Statement and the Exhibits hereto and the risks involved with his or her tax, legal and investment advisors, and who has adequate means of providing for his or her current and foreseeable needs and contingencies.

Voluntary Additional Capital Contributions
     There will be no mandatory assessments of the Investors and the Managing Shareholder. Investors may, however, be called upon on a voluntary basis to make additional Capital Contributions after the expenditure of the Initial Capital Contributions. If an Investor elects not to make a requested additional Capital Contribution, the Managing Shareholder may determine that the Managing
Shareholder, other Investors or other persons may do so or may supply loans instead, which may result in a dilution of that Investor's interest in the Fund.

Failure Of Fund To Perform Funding Obligations

     Although the Fund anticipates that it will be able to perform all of its commitments to invest in Projects, in certain instances there may be adverse consequences to the Fund if it were to fail to do so. For example, a partnership agreement or other instrument governing the Fund's participation in a Project might provide that, in the event the Fund fails to make a capital contribution to the partnership or particular Project as required under such agreement, the Fund will forfeit its entire interest in the partnership or Project, as the case may be.

Potential Conflicts of Interest
     There are material, potential conflicts of interest involved in the operation of the Fund. Some examples of these potential conflicts include competing demands for management resources of the Managing Shareholder and RPMCo;
o competing demands for allocating investment or divestiture opportunities among programs;
o competing demands for opportunities to sell electric power in competitive markets;
o conflicts between the interests of the Managing Shareholder and its Affiliates in receiving compensation from the Fund for investment activities, operating activities, and divestitures, as well as reimbursement for expenses, and the interests of the Investors;
o conflicts relating to the allocation of costs and expenses among programs;
o conflicts  arising from the fact that the Managing
Shareholder will not make a capital contribution in respect of its interests as such in the Fund and that the Investors will supply all of the capital of the Fund;
o conflicts between the interests of the Fund and other programs sponsored by the Managing Shareholder and its Affiliates if those programs are co-owners of Projects with the Fund;
o conflicts as to who will supply additional capital in the event the Fund were to require additional contributions;
o potential interests of the Managing Shareholder or its Affiliates in competing independent power or investment ventures;
o the lack of independent representation of Investors in structuring this offering and in determining compensation; and
o conflicts between the interests of key employees and the Managing Shareholder and those of Investors with regard to determining compensation under the Key Employees Incentive Plan.

Material transactions between the Fund and other Programs sponsored by the Managing Shareholder and its Affiliates must be reviewed and approved by the Independent Review Panel. Although the potential conflicts of interest described here and others cannot be eliminated, the Fund believes any such potential conflicts will not materially affect the obligation of Ridgewood Power and Power VI Co in their capacities as Managing Shareholders to act in the best interests of the Investors and the Fund.

Tax Risks
         There are tax advantages associated with an investment in the Fund, and there are some tax risks associated with those tax benefits. The risks include, but are not limited to, those discussed below.

(A) Partnership Tax Status of Fund
     While it is the opinion of tax counsel to Ridgewood Power that the Fund should be recognized as a partnership for federal income tax purposes, such opinion is not binding upon the Service and no advance ruling from the Service as to such status has been requested, and such a request is not contemplated. If a secondary market for the Fund's Investor Shares develops, the Service, in the event it audits the Fund, might attempt to treat the Fund as an association taxable as a corporation. If such challenge were successful, the Investors would be treated as if they were corporate shareholders and, therefore, would not be entitled to deduct their proportionate share of the Fund's operating losses.

(B) State and Local Taxes
     Each Investor may be liable for state and local income taxes payable in the state or locality in which the Investor is a resident or doing business or in a state or locality in which the Fund conducts or is deemed to conduct business. Thus each Investor may be required to file multiple state income tax returns as a result of his investment in the Fund.

     The state of California has instituted a withholding requirement for distributions from organizations taxed as partnerships (such as the Fund and limited partnerships or limited liability companies used by the Fund to invest in Projects) to tax partners located outside California. If the Fund earns income in California, the portion of each distribution to a non-California, taxable Investor that is attributable to California is subject to a withholding tax of 7%, whether or not the Investor files a California income tax return. The Fund believes that other states may follow California's example, in which case much of the income component of distributions to an Investor would be subject to state withholding taxes.

     Each prospective Investor is urged and expected to consult with his personal tax advisor with respect to the tax consequences connected with an investment in the Fund.

(3)  Business Plan and Development of Projects

Business Plan.
     As deregulation of the electricity industry in the United States progresses, the uncertainties and the financial stresses that deregulation may create may have the effect of depressing the stock price of companies that have long-term value. Opportunities may arise to invest in undervalued industry participants or in other businesses having unique technological advantages. If so, the Fund may invest its funds in acquiring majority or minority equity stakes in those companies.

Advantages of Investing in the
Independent Power Industry
         Because of historical factors, many existing independent power Projects have long-term power sales contracts that can provide consistent cash flows to Project owners over long periods of time. Further, the side effects of the deregulation of the electricity industry, which is just beginning, are tending to depress the purchase price of these Projects. Finally, in several years, those side effects might make these Projects more valuable than the current prices for the Projects would indicate. The Fund's decision to invest its assets in the independent power industry is based on these trends.

         In 1978, Congress passed the Public Utilities Regulatory Policies Act ("PURPA"), which was intended to create additional sources of electricity and which also created the ability for companies other than electric utilities to generate and sell electricity. Under PURPA, each electric utility must purchase electricity generated by certain non-utility electric generating plants ("Independent Power Projects") at a price equal to the utility's "avoided cost." This avoided cost basically is the estimated highest cost the utility would pay otherwise to purchase additional electricity. PURPA also exempts Independent Power Projects from many federal and state restrictions.

         PURPA does not require utilities to enter into long-term contracts to buy electricity from Independent Power Projects, but in the 1980's and early 1990's many utilities entered into long-term power purchase contracts from Independent Power Projects. With changes in the industry, few if any new long-term power purchase contracts are being entered into today.

         Generating facilities with existing long-term contracts thus have unique advantages in that those contracts are for extended terms at rates that are often equal to or higher than current spot rates for electricity. Nevertheless, the Fund believes that these facilities are sometimes undervalued and can be excellent investment opportunities.

         First, the deregulatory movement has made many potential competitors of the Fund uncertain about the value of small generating facilities with long-term contracts. The federal government and state governments are deregulating the electric power industry. These changes will allow any company that generates electricity to sell its output to any utility to which it can transmit the electricity, and, in most states, eventually to any retail customer. This movement will create pressures on local utilities to buy their electricity from the cheapest competitive source. As a result, local electrical utilities with high-cost generating facilities, such as malfunctioning nuclear power plants or inefficient fossil-fuel units, will find that they will not be able to use those facilities economically. Even so, those utilities will be obligated to pay off the capital costs incurred to build and maintain those uneconomic plants. Those costs are called "stranded costs."

         Many long-term power purchase contracts between local utilities and independent power producers now provide for rates in excess of current short-term rates for purchased power and the utilities are treating their contractual obligations as a form of stranded cost. There has been much speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of throwing some of the costs of deregulation on the owners of independent power plants. To date, the Federal Energy Regulatory Commission and each state regulator that has addressed the issue have ruled that existing power purchase contracts will not be affected by their deregulation initiatives. To date, the regulators have rejected the requests of a few utilities to invalidate existing power purchase contracts. There can be no assurance that existing power purchase contracts will not be modified. However, because of the consistent position of the regulatory authorities, the Fund believes that so long as it performs its obligations under the power purchase contracts, it will be entitled to the benefits of those contracts.

         Facilities without long-term power purchase contracts may also be attractive investments. Deregulation is encouraging electric utilities to sell off many of their existing generating plants. In many cases, state regulators are requiring electric utilities to sell many of their plants to separate electric generating companies, so that a competitive market for buying and selling electricity can be created. In other cases, electric utilities are voluntarily selling their generating plants because they believe they can obtain power on the open market more efficiently. As a result, there is a large number of generating plants for sale today and it is expected that many more will be on the market soon. This tends to depress the price of all existing plants. Further, small electric generating plants may be less attractive purchases for large corporations and investment groups with large amounts of capital to invest, which may further depress their current prices. The Fund believes that these market conditions may allow it to acquire small independent power plants at attractive prices.

         Finally, the uncertainties caused by deregulation and by past failures of demand to meet projections have deterred investments in new generating capacity. Further, as a competitive market in generating capacity is created, market forces are discouraging many utilities and generators from keeping as much generating capacity in reserve as they did in prior years. While some power marketing groups are claiming that efficiencies created by deregulation will meet needs for additional capacity, many electric industry engineers and consultants have expressed fears that there will be shortages of generating capacity within the next 10 years in many areas of the United States. It should also be noted that as deregulation forces electricity prices lower, demand for electricity should rise, other things being equal. In addition, many nuclear-powered and conventional electric generating plants are coming to the end of their useful lives.

     With these factors shaping the future market, a few large independent electric power companies and their backers have announced plans to build large new generating stations without long term power purchase contracts. They apparently think by the time those large investments in power plants go into operation (currently estimated through 2002) those plants will be needed. The Fund does not intend to join in building large new power generating facilities without firm contracts for sale of the electricity, although if an attractive opportunity existed it would do so. Instead, the Fund believes that if it economically and efficiently operates and maintains small generating Projects, those Projects will increase in value from their current somewhat depressed levels if reserve capacity tightens in the industry.

         In addition, many small independent power Projects have environmentally beneficial features. For example, some small independent power Projects use landfill gas to power their generators. Instead of having the methane gas produced by rotting garbage flow into the atmosphere, where it may have powerful "greenhouse" effects that increase global warming, the methane is burned to produce electricity and water and carbon dioxide, which are less environmentally destructive. Small independent cogeneration power Projects can save fuel. The Fund will look for small Projects that have these kinds of environmental benefits, not only because of the benefit to the environment but also because it believes that its experience with these kinds of small Projects can make them good investments.

Advantages to Investing in Other Capital Facilities
         Environmentally beneficial independent power Projects often have similar, non-electric power facilities related to them. For example, a trash-to energy power plant may have a waste transfer station nearby. In investigating small independent power Projects, Ridgewood Power has found that there are other capital projects that are similar to independent power Projects and that often (but not necessarily) have environmental benefits. These may meet the Fund's goals for investment because they are expected to provide long-term, reliable cash flows and have potential for long-term appreciation. Some of the types of Projects that may fit this profile include:

Projects  to convert  waste  fuel or biomass  into  useful  fuels or  chemicals;
Projects to generate electricity or heat to process or destroy harmful industrial wastes; Projects that provide pumping power or other motive power more efficiently than electric or other motors; infrastructure facilities such as waste transfer stations; or other types of capital projects, such as fuel plants, processing facilities and recycling facilities, that are expected to have consistent cash flows similar to those from Independent Power Projects.

Advantages to Investing in Other Companies
         Deregulation of the electricity industry, like the deregulation of the natural gas industry in the last 15 years, is likely to have unpredictable effects on many utilities and electric generating companies. Instead of having assured markets and government-determined pricing, both electric utilities and independent power producers without long-term Power Contracts will face rapidly changing demand and supply for electricity. Smaller companies and companies with long-term or unconventional business strategies may find that they are undervalued by the stock market or that deregulatory uncertainties make it difficult to attract capital and grow. This may create opportunities for the Fund to acquire majority or minority equity interests in those companies on favorable conditions. Although this type of investment is not the Fund's primary goal, the Fund will take advantage of these opportunities if they arise.

     Although the Fund's primary focus is to invest for long-term appreciation, it might also elect to invest in equity securities with the purpose of gaining control of a company, or for effecting a merger or business combination with the Fund, its affiliates or non-affiliated parties, or for effecting the acquisition of assets, or for sale to a successful bidder. The Fund might effect any of these transactions on its own, together with Affiliates, or together with non-Affiliates, and might do so with the encouragement or consent of management or controlling equity holders of the company or without such consent.

         If the Fund were to invest a substantial amount of its assets in equity securities of other companies and did not actively own and operate power plants, it might become an "investment company" subject to the requirements of the Investment Company Act of 1940. The Fund does not intend to do so and will not make investments that would require it to be regulated under that statute without the prior consent of the holders of a majority of the Investor Shares and the Incentive Shares issued under the Key Employees Incentive Plan (collectively, the "Voting Shares").

The Prior Programs have not invested in majority or minority equity interests in other operating companies because their primary investment objective is earning current cash flow for distribution rather than long-term capital appreciation. Neither the Managing Shareholder nor the Fund has significant experience in making equity investments in other operating companies.

Basic Investment Approach
         When the Fund makes investments in Independent Power Projects and in other capital Projects, it concentrates on smaller Projects in which it can buy at least a controlling equity interest (either together or with another program sponsored by the Managing Shareholders). Those investments should be small enough for the Fund to make several investments and to diversify its purchases. Therefore, these types of investments are expected to be in the range of $2 to $20 million per investment. Many institutional investors will not make investments of less than $10 to $15 million, which may reduce competition for the investments the Fund is focusing on. Also, larger companies may want to sell their smaller Projects so they can focus their capital and other resources on other investments. In some cases, electric utilities may wish to sell all or a portion of their interest in a Project so that they can comply with federal requirements limiting their investment in certain facilities regulated under PURPA to 50% of the equity.

         By making equity investments, the Fund often deleverages Projects. This decreases risk to Investors and reduces financing expenses for the Projects, and usually frees up funds held in amortization, maintenance or debt service reserves that lenders required. This can make more cash flow available for distribution to Investors and in the long term if the Fund is successful in improving the operating results of the Project. After a period of successful operation, or based on other factors, the Fund might conclude that the balance of returns and risks to Investors would be improved if a Project was leveraged. In that case, the strong equity position of the Fund might make such financing easier to obtain.

         Another advantage of the Fund's approach is that it is prepared to provide equity financing of up to 100% of the amount needed to acquire or develop a Project and can do so quickly, without the need of obtaining additional financing from institutions. Institutional debt financing for projects in North America can be difficult to obtain quickly.

         Where possible, the Fund prefers to invest in Projects that are already operating to reduce development risks and delays in earning cash flow. If the Fund commits money to develop a Project, it prefers to invest in smaller Projects or Projects with short development periods.

         Where possible, the Fund will seek to have operating control over a Project (or share operating control with another program sponsored by the Managing Shareholders). Ridgewood Electric Power Trusts I through V (the five other independent power industry programs sponsored by the Managing Shareholders and referred to as the "Prior Programs") now own interests in over 40 Projects, primarily in California, New York and New England. Over half of these Projects (by number and by revenues) are managed by RPMCo, which is also wholly owned by Robert E. Swanson.

         RPMCo has over 35 employees, including engineering, operating, accounting and legal specialists. The Managing Shareholders have found that hiring other participants in or developers of Projects to manage the Projects, or hiring third party managers, often leads to inefficient management and lesser total returns to the Funds. Further, common management allows savings in fuel purchasing, cash management and personnel, creates incentives for efficiency over the entire portfolios of Projects, and allows RPMCo to gain valuable operating and industry experience. RPMCo is only reimbursed for its costs, with no profit factor.

         The Fund may hire other persons to manage Projects, typically in cases where the Projects are small and difficult to manage centrally. In some cases the prior owner or developer may retain a significant ownership interest or insist on continuing to operate Projects as a condition for selling them. In those situations, the Fund will seek to obtain a preferred right to net cash flow from the Project before the other owner or developer is entitled to cash flow or compensation materially in excess of its costs.

         The Fund will also attempt to include incentive provisions in any management contract that will encourage the manager or operator to maximize the return to the Fund. These types of provisions often give the manager a bonus if it exceeds performance targets while reducing compensation somewhat (or allowing the Fund to fire the manager) if the Project's performance does not meet specified minimums.

         Finally, in acquiring a Project, the Fund ordinarily will create a subsidiary with limited liability for its owners to hold the Project or a small group of similar Projects. This should reduce the Fund's liability for its subsidiaries' operations and should isolate each Project to a reasonable extent from liabilities of other Projects.

Investment Approach for Larger Projects
         The Fund might be able to invest in Projects larger than the $20 million size described above. If it participated with larger companies in buying or developing a Project, the Fund would probably buy a minority, non-control equity interest. These types of transactions are heavily negotiated and there is no typical structure for the Fund.

         However, the Fund believes that it could be an attractive participant in a purchase of a larger facility, because its investment objective is long-term appreciation for its Investors and because it has ready cash for investment. The Fund thus can participate quickly and effectively in negotiations. Moreover, it can enter into complicated arrangements such as partnerships with special allocations of accounting earnings or tax benefits, where the Fund can receive cash flow while other participants are allocated disproportionate amounts of earnings or tax items that may be more valuable to them. Further, because the Fund is not related to any electric utilities, when it invests in a Project it can help any electric utility co-owners to comply with the 50% utility ownership limitation for certain Projects.

Timetable for Trust Investments
        Although the amount of time needed to invest all the funds raised varies significantly from program to program, the Fund estimates that it will substantially complete its investments between 12 and 18 months after the offering closes, which is anticipated to occur in the second quarter of 2000.

     These time estimates for the length of the offering and the amount of time needed to complete buying Projects may change significantly depending upon the progress of the offering, the amount of funds raised and the availability of attractive investments. One of the Prior Programs had approximately $14 million of uninvested funds as of the date of this filing. As described below, Ridgewood Power's policy is to present investment opportunities first to the earliest-organized program with available funds. Therefore, the Fund may have to wait until Prior Programs are fully invested before its funds can be applied to Project investments. See Item 1(c)(2) - Risk Considerations - Identifying Projects for additional factors that may affect the Fund's ability to invest funds quickly.

         Until funds from the offering of Shares are invested, they will be deposited in bank accounts, in securities issued by or guaranteed by the U.S. Government or its agencies or in money market funds or other funds invested in those securities, or in investments rated AAA or Aaa or A1P1 or higher (for money market or commercial paper instruments) by nationally recognized securities rating organizations, or in securities that are prior to those investments.

Distributions from Operating Projects
         Until the Fund has invested in a significant amount of operating Projects, it generally will make distributions of available cash flow from interim investments and initial Projects quarterly to Investors. When cash flow available from operating Projects reaches an appropriate level (usually within 18 to 36 months after the offering of Shares begins), the Fund will seek to make quarterly or monthly distributions.

         Distributions of available cash flow can vary depending upon Project operating performance, fuel prices, unexpected operating or administrative costs, environmental requirements, scheduled and unscheduled maintenance and costs of equipment, fees and expenses payable to outside operators or Project participants and Trust operating costs and liabilities.

         The Fund's primary goal is to provide a capital appreciation opportunity for Investors, both by investing in assets with appreciation potential and by positioning itself for a future public offering, merger or other corporate event. Subject to these and other factors described in the remainder of this Confidential Memorandum, the Fund's secondary goal is to provide Investors with annual distributions of net cash flow, as defined in the Declaration of Trust, of 12% of their Capital Contributions to the Fund. Because the Fund's policy is to distribute net cash flow, a substantial portion of many distributions will include funds that represent depreciation and amortization charges against assets. Occasionally, distributions may include funds derived from operating or debt service reserves or proceeds of sales of Projects. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature, even though the Fund is organized to return net cash flow rather than accounting income to Investors.

         Under current law and conditions Independent Power Projects have a relatively assured source of revenues for the length of their power purchase contracts. When those contracts expire or terminate, or if the Independent Power Projects do not have fixed or formula price contracts, the cash flow prospects for the Projects will depend on market conditions and are not predictable at this time.

Sale or Disposition of Projects
         The Fund's business plan is not currently geared toward selling or otherwise disposing of Projects before the expiration or termination of existing power purchase contracts. The Fund believes that at or before the termination of those contracts there may be opportunities to sell or otherwise dispose of Projects at a positive return for Investors and two Prior Programs have done so. However, any estimate at this time of potential returns is speculative.

Future Liquidity Alternatives
         Investor Shares are an illiquid investment. However, after the Fund's business is well-established, which is anticipated to be approximately two to five years after this offering terminates, the Fund will seek to make the Investor Shares more liquid. Among the alternatives that might be available would be events ("Liquidity Events") such as a change in the Fund to create a publicly traded entity, either as the result of a business combination with other similar programs sponsored by Ridgewood Power or by altering the existing securities, tax and organizational law limitations on transfer and trading of Investor Shares. Because these types of changes have significant and possibly adverse federal income tax, federal and state securities law and business effects, the Fund cannot and does not assure Investors that any such change can be made and will do so only with the consent of a majority in interest of Investors.

         Ridgewood Power intends that the five Prior Programs (the prior business trusts organized by Ridgewood Power to invest in the independent power industry) will eventually combine into a single corporation that will have tradable shares that will be listed or quoted on a major U.S. securities market. The combined corporation, which would have more equity owners, greater assets and more diversification of assets than any single program, might be significantly more likely to develop a market for those equity interests. This type of Liquidity Event has become a possibility because of the success of Ridgewood Power since 1991 in organizing five Prior Programs with significant assets and investor bases that could join with the Fund. One consequence of this type of combination would be that unlike the Prior Programs, the resulting combined corporation would not be treated as a partnership for tax purposes. As a result, it would be taxed as a separate entity on its income and its stockholders would pay income tax as well on any dividends it paid to them.

         It is thus possible for the Fund at some future date to merge or combine with the successor public corporation to the Prior Programs or to participate in the original combination. Ridgewood Power currently intends to include the Fund together with the five Prior Programs in the conversion into a single corporation. If the Fund were large enough on its own, the Fund might also convert itself into a taxable corporation with tradable shares, although under current conditions this second alternative is unlikely.

         As an alternative Liquidity Event, the Managing Shareholders and Investors could amend the Declaration to permit free transferability of Investor Shares. If the Fund is registered under the Securities Exchange Act of 1934, as it anticipates, this would allow most Investors to offer their Investor Shares to potential purchasers under Rule 144 of the Securities and Exchange Commission as long as the sale takes place at least two years after purchase and several prerequisites are met, or in most cases without prerequisites three years after purchase. Finally, subject to further review of legal and tax issues, the Fund might change its structure into one that continues to be taxed as a flow-through entity (a business entity that is not taxed as a corporation and thus, like the Fund currently, avoids double taxation of amounts distributable to Investors) but that permits free transferability of Investor Shares. This might, but not necessarily would, permit the creation of a trading market for the Investor Shares.

         Under current law and business conditions, there are significant legal, tax and business consequences from electing any of these alternative Liquidity Events and the Fund accordingly will not do so without amending the Declaration after soliciting and receiving the consent of the holders of at least a majority of the Investor Shares. Before the Fund undertakes any action or change that would result in a Liquidity Event, it will solicit each Investor in writing by means of a disclosure document describing all material aspects of the proposed action.

         In general, actions that would allow Investor Shares to be marketable would raise the question for federal income tax purposes as to whether the Investor Shares were readily tradable on a secondary market or its equivalent. In that case, the Fund would be considered to be an "association" taxable as a corporation. A combination of the Fund with other programs would raise the same tax issues as to the combined entity and its securities.

         Corporation tax status might have adverse effects on the net cash return to an Investor, in part because a corporation's income is taxed at the corporate level and dividends derived from that income are then taxed at the Investor level. It is also possible, however, that because of depreciation deductions or other tax provisions that the Fund might not have significant taxable income so that these adverse effects would be less significant. It is impossible to predict these factors at this time. It might be possible to convert the Fund to a different type of taxable entity that is not taxable as a corporation, but under current law it is likely that a restructuring of the Fund's investments to a more passive form and reduction of the Fund's management rights, if any, over Projects would be required.

         In addition, if the Fund is to be combined with other investment programs, the process of combining the entities, obtaining necessary owner consents and making regulatory filings may be protracted and expensive and may involve significant conflicts of interest between the combining programs. These transactions, which are sometimes referred to as "rollups," require special disclosure and fairness procedures to be undertaken, may require supermajority votes of shareholders in each program to be obtained for approval and can be extremely complex.

     There are other alternatives that the Fund currently believes are less desirable to Investors but that might be suggested if future market conditions were favorable. The Fund might propose to the Investors that the Declaration be amended to provide redemption rights to Investors. If the Investors were to approve that proposal, the Investors would be offered the opportunity to redeem their Investor Shares or to remain as equity owners in the Fund. Because the Fund anticipates that most of its investments in Projects will be illiquid, the Fund would not be able to redeem a portion of its Investor Shares until it could sell Projects or portions of Projects. The Fund would confront significant issues of fairness between redeeming Investors and the remaining Investors if it were to fund redemptions by selling entire Projects. For example, if the most liquid or attractive Project were sold to maximize or accelerate returns to redeeming Investors, the remaining Investors might be relatively disadvantaged. Accordingly, the Managing Shareholders believe that a redemption option is currently less desirable. If redemption rights were authorized, the Managing Shareholders would prefer to fund them by selling fractional interests in as many Projects as possible to minimize conflicts of interest between redeeming Investors and remaining Investors. Therefore, if redemption rights were authorized, the attractiveness of this option would depend on the market for Projects, and presumably on the market at that time for minority, non-control interests in the Projects owned by the Fund.

         Finally, a majority of the Investor Shares may cause the dissolution of the Fund, either with the Managing Shareholders' consent or by removal of the Managing Shareholders. Dissolution would cause the mandatory liquidation of the Fund's investments, although the time constraints of a dissolution and the need to sell all investments concurrently tend to significantly reduce total return.

         No Investor should purchase Investor Shares with the expectation that the Fund will elect to take or will be able to take any steps to make the Shares tradable on any market or that any other means of allowing an Investor to sell or "cash-out" his or her investment will be available.

Potential Investments
         From time to time the Fund may identify potential investments for its available funds. The Managing Shareholder anticipates that the Fund will review and enter into preliminary investigations or indications of interest for a significant number of potential investments that in fact the Fund will decline to pursue or that will not be available for the Fund to invest in. This is a necessary part of the process of winnowing potential investments to those that the Managing Shareholder believes are the most advantageous for the Fund. Thus, the identification of any potential investment is not an assurance that the Fund will acquire the investment or that it will even enter into negotiations to effect the purchase. Further, in Ridgewood Power's experience, as a result of investigations of the investment and the process of negotiating an acquisition, the terms of the transaction tend to change frequently and unpredictably. There is no assurance that any proposed investment or any variant will occur, that the terms of the investment will be the same or similar to those proposed by any party from time to time or that any investment will be economically advantageous to the Fund. Investors who purchase Investor Shares while any proposed investment transaction is pending must do so with the understanding that the final terms and conditions of the transaction may differ from those described in this Registration Statement or elsewhere and that their purchases cannot be contingent upon the final terms, if any, of the transaction.

(4)      The Fund's Investments.

(i)  United Kingdom Landfill Projects

         The Fund and Power V are participating through a joint venture in the United Kingdom Landfill Projects, which include owning five completed landfill gas electric generation plants in Great Britain and developing up to 20 additional sites.

         The estimated cost of the package of completed plants and the 20 developmental sites, if all the developmental plants are built, is $36 to $38 million. Power V supplied the first $16 million of the purchase price and
developmental   equity  and  the  Fund  is  supplying   the   remainder  of  the
developmental equity. To the extent that the Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects. Power V and the Growth Fund have organized Ridgewood U.K. Limited, an English limited company ("Ridgewood U.K.") to act as a holding company for the British projects.

The following five plants are currently in operation:

Project                   Location        Current Price per  Installed capacity
                                                kWh (US$)
Chelson Meadow ........  Devon, England          4.57       2.85 megawatts
United Mines ..........  Cornwall, England       5.26       2.85 megawatts
Whinney Hill ..........  Lancashire, England     5.28       3.10 megawatts
Bellhouse .............  Essex, England          5.28       2.85 megawatts
Summerston ............  Glasgow, Scotland       5.26       2.85 megawatts
Total capacity ........                                     14.5 megawatts

         Each British plant has a 15-year long term power purchase contract with the Non-Fossil Purchasing Agency Limited, a quasi-autonomous non-governmental organization that purchases electricity generated by renewable sources (such as landfill gas power plants) on behalf of all English utilities in order to meet British environmental protection goals. The Summerston plant has a similar 15-year contract under the Scottish Renewables Order with Scottish utilties. The electricity prices will be increased annually by a factor equal to any percentage increase in the U.K. Retail Price Index.

     The first five projects named above (which include both the electricity generating plants and the gas collection and cleaning systems) have been or were financed with long-term bank debt, in addition to the equity interest purchased by the Fund and Power V. The loans are non-recourse against Ridgewood U.K., Power V, the Fund and their intermediate subsidiaries. The Fund and Power V have also organized Ridgewood CLP Management Limited, an English company ("RW Management"), which will be responsible for operating the five plants and any additional plants that are developed. The principal stockholders of CLP Services Limited, a new company ("CLPS"), organized by the stockholders of CLP, will own non-voting stock in RW Management. RW Management will manage the plants at cost and will not be intended to earn any profit. CLPS, will provide day-to-day services under subcontract to RW Management. CLPS will be paid a flat fee of approximately 1.2 cents per kilowatt-hour for those services (adjusted for increases in the Retail Price Index) and will be eligible for bonus payments if a project's actual annual electricity output exceeds 90% of its capacity. CLPS will also pay approximately $88,000 per year (also adjusted for increases in the Retail Price Index) for management services for the various companies owning the five existing projects. The gas extraction and cleaning systems for the landfills will be operated by CLPS for no additional cost. RW Management may terminate the subcontract with CLPS if at the end of any year the projects in the aggregate have not produced at least 90% of their capacity (adjusted for loss of time for scheduled downtime, catastrophic failures not caused by CLPS or failures to receive landfill gas not caused by CLPS), or at any time if it can be shown that it is physically impossible for the plants as a whole to meet the 90% standard for the current year.

     CLPS will proceed to develop as many of the 18 remaining sites as may be feasible and will bear the developmental costs itself. Its principal source of funds for doing so will be approximately $6.4 million contributed by its stockholders from the purchase price paid by Ridgewood U.K. for the five plants described above. As each remaining plant is completed and commissioned, Ridgewood U.K expects that the bank will provide long-term finance for approximately 55% of the plant's reasonable cost, although the bank has not yet committed to do so. If full bank financing is obtained for a plant, Ridgewood U.K. will have the option to buy the equity interest from CLPS. Power V has provided the equity capital necessary for Ridgewood U.K to buy and develop the seven plants named above. The Fund has committed to provide up to $24 million additional to develop the 18 additional proposed plants through contributions of capital to Ridgewood U.K. By doing that, the Growth Fund will obtain an economic interest in each of Ridgewood U.K.'s plants proportionate to the share of Ridgewood U.K.'s total capital that it contributes. Ridgewood U.K. expects to contract with RW Management to operate the additional plants using CLPS on terms similar to those for the five existing plants.

     The purchase price for the first five plants, $15 million, was determined by arms-length bargaining and was paid from proceeds of the Fund's prior private placement offering. The price reflected the estimated value of the cash flow from the five plants, assuming production meets the 90% standard, plus estimated adjustments for the current assets acquired by Ridgewood U.K, interest at 5.25% per year on those amounts from an assumed purchase date of April 1, 1999, and retention amounts held against amounts due for completion of the Chelson Meadow and Summerston plants. The purchase price was adjusted to reflect actual results for the April - June 1999 period.

     The Fund will invest in Ridgewood U.K. from proceeds of its offering of Investor Shares.

         (ii) Egyptian Projects

     In late 1998, the Managing Shareholders organized the predecessor of Ridgewood International Development LLC ("RIDCo") to be a project developer for the Fund and the Growth Fund. RIDCo is owned by Robert E. Swanson and family trust of Mr. Swanson's and he is the sole manager of RIDCo. Like RPMCo, RIDCo acts on behalf of the Fund, hires personnel for Projects and is reimbursed for its costs and allocable overhead. The President and chief operating officer of RIDCo, beginning in January 1999, is Donald Stewart, who from May 1994 through December 1998 acted as an acquisition consultant to the Managing Shareholder. Mr. Stewart is reimbursed for his expenses but does not draw a salary. Instead, upon successful completion of a development Project, he receives a commission based on Project cost.

     Mr. Stewart has over 25 years of experience in the field of independent power generation and finance. Mr. Stewart spent the first ten years of his business career as a Certified Public Accountant with KPMG, a major international accounting firm. He also served as Chairman of Vermont Gas Systems, a regulated public utility; Vice-Chairman of Consolidated Power Company, a developer of large scale co-generation projects; and Chairman of Hercules Engines, Inc., a manufacturer of industrial engines and electrical generation equipment.

     Mr. Stewart holds a Bachelor of Science degree in Engineering from Lehigh University.

     In the third quarter of 1999, the Fund and the Growth Fund organized an Egyptian development company and have loaned approximately $10.6 million to the company, secured by the company's stock. The Fund and the Power V have supplied this capital and as soon as governmental formalities are completed, they will exchange the loans for all of the equity in the development company.

     The capital has been used to complete one infrastructure project at the Le Meridien Hotel in Hurghada, Egypt. Hurghada is a developing tourist resort on the western shore of the Red Sea in southeastern Egypt distant from most population centers. RIDCo has entered into an agreement with the hotel to provide an electricity and desalination plant with a capacity of five megawatts and 142,000 gallons of fresh water per day and to operate the plant for 10 years. The hotel pays for electricity at a variable rate tied to fuel costs and pays for distilled water at a flat rate per gallon, escalated for inflation annually. Total investment in the plant, which began operation in March 2000, is approximately $8.25 million.

     RIDCo is also developing  five  additional  Projects or groups of Projects.
One Project is being constructed to supply electricity only (8 megawatts capacity) at the El Malha Touristic Association, a group of hotels and developers building a resort community approximately 50 miles south of the Egyptian-Israeli border on the Gulf of Aqaba. Estimated cost is $6 million and operations are scheduled to begin in April 2000. A second project is located at the tip of the Sinai Peninsula at Sharm-el-Sheikh, for desalinating water for three hotels. Its estimated cost is $3.2 million and estimated capacity will be 3 million gallons per day. These projects are expected to be in operation by the end of 2000.

     A third group of Projects will also be located at Hurghada. Two generating stations will provide 5.8 megawatts of electricity to two hotels, and a series of desalination facilities will provide up to 3.4 million gallons per day of water to those two hotels and three others. Estimated cost will be $8.5 million and completion is expected in 2000.

     The remaining two projects are to be located at Ras Sidr and Marsa Alam on the western shore of the Red Sea. The Ras Sidr project is for desalinating water only while the Marsa Alam project will provide both water and electricity. Estimated costs are $2.9 million and $3 million, respectively. These Projects are in due diligence and it is uncertain whether they will proceed to completion. The additional $23.6 million of capital needed to fund these commitments will be provided by the Fund and Trust V. The El Malha and Sharm-el-Sheikh projects are supported by contracts with associations of resort hotels organized under Egyptian law to develop new resort sites. The members of each association are jointly responsible for the association's obligations, which include amounts owed to the projects for electricity and water. Each contract with the associations is for 10 years on terms similar to those of the Le Meridien Hotel project.

     The Fund's equity in the net losses of the Egyptian Projects for 1999 was $198,000.

(iii)    Mediterranean Fiber Optic Project

         In September 1999, the Fund and the Growth Fund organized Ridgewood MedFiber LLC and each of them contributed $1.5 million to the joint venture on equal terms. Ridgewood MedFiber then invested the $3 million in a 25% equity interest in Global Fiber Group, a newly organized developer ("GFG"), which is exploring a proposal to construct a 3,600 kilometer (2,200 mile) long underwater fiber optic cable among Spain, Southern France and Italy via the Mediterranean Sea. Ridgewood MedFiber or its designees have first refusal rights to invest in future telecommunications facilities developed by GFG. GFG's original management was comprised of former executives of AT&T Corp.'s underwater cable division.

         In February 2000, the original management, which had been unable to obtain additional equity financing for the Project, agreed to withdraw from the venture. Ridgewood MedFiber informally agreed with the managers to provide some compensation for their interest, contingent upon completion of financing for the Project. Ridgewood MedFiber has searched for other equity investors to allow the Project to proceed, but to date has been unsuccessful. There is a high risk that it will be unable to find additional equity investors and that the Project therefore will not be developed, in which case the Fund will lose its entire investment.

         GFG had entered into an agreement with Alcatel Submarine Networks, SARL ("ASN"), a subsidiary of Alcatel SA, a major European telephone equipment manufacturer. Each of GFG and ASN owns one-half of a joint venture to construct the Project. The joint venture was organized to enter into a turnkey construction contract with ASN and to have ASN operate and market the Project.

         The estimated cost of the Project is approximately $500 million. The joint venture had obtained a commitment from a major European bank and an investment bank to sell a approximately $350 million of senior secured debt in the Project. The remaining $150 million was to be equity financing. Approximately 60% of that equity financing would be provided as a preferred ("mezzanine") equity interest in the joint venture and the remaining 40% ($60 million) would be provided by GFG and ASN as common equity. Each of GFG and ASN would also receive an unspecified amount of common equity in the joint venture as developers' compensation.

     The Fund and Power V had tentatively budgeted an additional investment of $18 million through Ridgewood MedFiber in the Project for the second quarter of 2000. That would be used to provide part of the $30 million common equity investment by GFG. The Managing Shareholder expects that decisions about financing and whether to proceed with the Project will be made by the end of April 2000. Intensive negotiations are in progress with regard to the financing and operation of the Project and there may be material changes to the arrangements described here.

         There  are  no  current  commitments  or  agreements  to  purchase  the communications capacity or facilities that the Project would provide. The Project would be developed to meet the anticipated demand for high-speed global communications links, but there is no assurance that there will be sufficient demand to make it profitable, that other cables, wireless links, satellite communications or landlines will not be developed under more favorable conditions or that the developers and investors of this Project will have sufficient resources to complete it if there are cost overruns, delays or unanticipated events. The Project is thus highly speculative.

(iv)     ZAP Power Systems, Inc.

     The Fund invested $2,050,000 in Ridgewood ZAP, LLC in March 1999 as a holding company for its investments in ZAPWORLD.COM, Inc. (formerly Zap Power Systems, Inc.) ("ZAP"). ZAP is headquartered in Sebastopol, California, north of San Francisco. ZAP designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, electric scooters, and other electric transportation vehicles. ZAP's common stock is quoted on the OTC Bulletin Board under the symbol "ZAPP".

     Because ZAP's management believed that the primary barrier to widespread use of electric vehicles was their high cost, its activity and revenue was initially derived from development contracts from a foreign private entity and from domestic government agencies. These contracts were set up to develop low cost Zero Air Pollution (or ZAP) type electric vehicles. Now ZAP is focusing on the manufacturing and distribution of these electric vehicle products.

     ZAP manufactures an electric motor system that is sold as a kit to be installed by the customer on their own bicycle. The system was designed to assist the rider during more difficult riding situations, rather than as a replacement for pedaling. ZAP also installs the motor system on specially designed bicycles that the Company has manufactured under contract. The completed bicycles, with motor, are then sold to the customer. Additionally, ZAP produces an electric scooter, known as the ZAPPY(TM), which is manufactured by the Company, using parts manufactured by various subcontractors. ZAP also is an U.S. distributor of the Electricycle(TM) scooter that is imported from China and is a distributor of an electric motorcycle.

     Further information on ZAP is contained in its Annual Report on Form 10-KSB and Quarterly Reports on Form 10-QSB, filed with the Securities and Exchange Commission.

     On March 30, 1999, Ridgewood ZAP, LLC purchased 678,808 shares of ZAP's common stock for a total purchase price of $2,050,000 ($3.02 per share) in a private placement.

     As part of the transaction, Ridgewood ZAP, LLC was granted a warrant to purchase additional shares of Common Stock of ZAP, which was exercised in May 1999 after the Fund contributed to Ridgewood ZAP, LCC the $2,000,000 necessary to do so. The total exercise price under the warrant was $2,000,000 and the exercise price per share was 85% of the average daily closing price of the Common Stock over the 20 day period prior to the date of exercise, but not more than $4.50 per share and not less than $3.50 per share. Ridgewood ZAP, LLC acquired 571,249 shares of ZAP Common Stock on exercise.

     Ridgewood ZAP, LLC and ZAP entered into four agreements as of March 30, 1999: a Stock and Warrant Purchase Agreement, a Common Stock Purchase Warrant, a letter agreement regarding exercise of the warrant and an Investor's Rights Agreement. The Stock and Warrant Purchase Agreement provided for the purchase of the Common Stock and the issuance of the warrant and contained conventional representations and warranties by the parties. The warrant and the letter agreement contained the warrant provisions described above.

     The Investor's Rights Agreement grants Ridgewood ZAP, LLC the following rights: two demand registrations (provided that each registration is for at least $7.5 million of Common Stock), piggyback registration rights and S-3 shelf registration rights. ZAP has the right to prohibit demand registrations within specified periods of its own registrations and to delay or limit any registration under certain conditions. The Investor's Rights Agreement also requires ZAP to provide Ridgewood ZAP, LLC with quarterly and annual financial information, an annual financial plan, audit information and public announcements. Ridgewood ZAP, LLC is also granted first refusal rights similar to preemptive rights (except for stock issuances in connection with mergers or acquisitions, loan or lease transactions, employee benefit plans, stock splits or dividends, or registered public offerings of $7.5 million or more). The first refusal rights expire on the earliest of a registered public offering of $7.5 million or more, an acquisition of ZAP or March 30, 2003.

     The Investor's Rights Agreement generally terminates at such time as Ridgewood ZAP, LLC owns less than 5% of ZAP's Common Stock. Ridgewood ZAP, LLC's rights also relate to Common Stock that it may transfer to its affiliates.

     ZAP's two largest shareholders have agreed with Ridgewood ZAP that as long as Ridgewood ZAP, LLC owns at least 5% of ZAP's voting stock, the shareholders will vote their shares in favor of up to two directors nominated by Ridgewood ZAP, LLC. Ridgewood ZAP, LLC has nominated two directors, Robert E. Swanson and Douglas Wilson (who are officers of the Fund and Ridgewood Power, see Item 5(b) Directors and Executive Officers of the Registrant - Managing Shareholder), both of whom have been elected to ZAP's Board of Directors.

     The Fund's major investment focus will be the independent power industry, as shown by its commitment to invest in landfill gas power plants in the United Kingdom, in electric and water facilities in Egypt and in the Synergics acquisition. The U.K. plants, however, have long-term, formula price contracts for their output. Other small independent power plants and similar investments may also have long-term contracts. While purchasing Projects with long-term contracts may reduce the anticipated volatility of the Fund's earnings, it means that there is not much potential for earnings growth beyond the rate of inflation. The Fund therefore made a relatively small investment in ZAP Power Systems. Although this investment is highly risky, if it is successful, it would have the potential for significant capital appreciation. This addresses the Fund's primary objective, noted above, for providing capital appreciation.

         The investment in ZAP Power Systems has a significantly different risk-return profile from those of independent electric power plants or similar investments. ZAP's products are purchased primarily by consumers and are thus subject to fluctuations in demand caused by publicity, fads, consumer tastes, general economic conditions and other factors. Customer relationships tend to be single sale transactions through retail franchisees and distributors rather than repeated long term sales under contracts or sales through a power exchange. For these reasons and others ZAP's revenues are expected to be much more volatile than those of independent power plants or similar investments purchased by the Fund. Further, as the maker of a consumer product ZAP is subject to liabilities to consumers for defectively designed or produced products. Thus, the Fund's investment in ZAP may be more risky than its other planned investments and there may be a higher risk of a total loss. Conversely, the Fund believes that the ZAP investment has a higher long-term potential payoff.

     Mr.  Swanson has purchased a franchise to distribute  ZAP's  products.  See
Item 12 -- Certain Relationships and Related Transactions for additional information.

 (v)  Proposed Investment in Small Hydroelectric Projects.

     The Fund and Power V are in negotiations with Synergics Corporation of Annapolis, Maryland for the purchase of a minority interest in 10 small, operating, hydroelectric Projects located in the United States. The Projects have a total generating capacity of 21 megawatts and each is a Qualifying Facility with a long-term Power Contract. The proposed purchase price is $30 million. The Fund and Power V would each provide $10 million and the remaining $10 million would be obtained from a long-term loan from the principal bank of the Fund and Ridgewood Power. The Fund expects that a final decision on purchasing the Projects will be made by the end of April 2000.

         The Fund is actively seeking additional Projects for investment, either by itself or in conjunction with other programs sponsored by the Managing Shareholder if such programs are authorized to do so.

         Ridgewood Power is also the managing shareholder of the Prior Programs (Power I, Power II, Power III, Power IV and Power V), which have business objectives similar to those of the Fund. In the future, Ridgewood Power anticipates that it will continue to sponsor other investment programs similar or identical in objective to that of the Fund. Further, it is possible that affiliates of Ridgewood Power will sponsor, manage or advise other types of investment programs. Ridgewood Capital, which is under common control with Ridgewood Power and the Fund, is currently sponsoring two investment programs that are making venture capital investments in a variety of industries. In this discussion the Prior Programs, the Fund, and any other investment programs that are sponsored by Ridgewood Power, Ridgewood Capital or their Affiliates are referred to as "Ridgewood Programs."

     These relationships could result in conflicts of interest arising from competing demands of the Fund and other Ridgewood Programs on Ridgewood Power's management resources, those of RPMCo or those of other Ridgewood Managing Persons. However, as required under the Declaration, the Managing Shareholder will devote as much attention to the Fund's activities as is reasonably necessary to manage the Fund.

     The Managing Shareholders of the Fund will use its best efforts to conduct Fund affairs for the benefit of the Investors. However, the interests of the Fund, its officers and agents, the Managing Shareholder, the Corporate Trustee, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting for the Managing Shareholder or their affiliates on behalf of the Fund (collectively, "Ridgewood Managing Persons"), as well as those of the Prior Programs, any future investment programs affiliated with the Fund, and the Investors may be subject to a variety of potential conflicts, including but not limited to the following.

Co-Investment and Similar Conflicts
     A conflict of interest might arise if at any given time an opportunity to invest in a Project would be suitable for more than one program, thus requiring Ridgewood Power to choose among the suitable programs. It is also possible, though unlikely, that in a future competitive electricity sales market programs would be competing against each other for sales of power or that an opportunity to dispose of Projects would be suitable for more than one program. Finally, the Managing Shareholder may determine that more than one program should invest in a Project or Projects, in which case those programs will be co-owners.

     If the Fund and another program with similar investment objectives have funds available at the same time for investment in the same or similar Projects, and a conflict of interest thus arises as to which program will make the investment, the Managing Shareholder will review the investment portfolio of each program. They will make the investment decision on the basis of such factors, among others, as the effects of the investment on the diversification of each program's portfolio, potential alternative investments, the effects investment by either program would have on the program's risk-return profile, the estimated tax effects of the investment on each program, the amount of funds available and the length of time those funds have been available for investment. If more than one program has funds available for investment and the factors discussed above and other considerations indicate that the Project has approximately equal benefit for each Program, Ridgewood Power will generally allocate the opportunity first to the Ridgewood Program that was first organized, to the extent of its funds that can be prudently invested in that opportunity. In general Ridgewood Power will seek to apply all uninvested funds of that program to the opportunity, unless doing so would cause the program to be significantly over-committed to a Project. Any remaining investment opportunity would then be offered successively to later-organized Ridgewood Programs on the same basis. A similar process would be followed for divestiture opportunities or competitive electricity sales.

         Ridgewood Power will seek to allow Ridgewood Programs that invest concurrently to participate on similar terms in a Project, but reserves the ability to have programs participate on dissimilar terms in order to meet their investment objectives or to conform to transactional requirements. Further, if a Ridgewood Program is only able to invest in a particular Project at a different time than do other Ridgewood Programs because of legal or transactional requirements or because the Program has a delayed availability of funds, considerations of equity between Ridgewood Programs and the structuring of the transaction may cause the Ridgewood Programs to invest on differing terms.

         A similar conflict could arise where the entities make investments in different forms, which would be the case where one entity's investment took the form of equity and the other's took the form of debt. The Managing Shareholders believe that in most cases these potential conflicts of interest are unlikely to cause material adverse effects on the Fund. In cases where the Fund and another Ridgewood Program invest concurrently in a Project, the material terms of the transaction normally are the product of arm's length dealing with the seller, creditors and other interested parties or regulators. Because in such instances the Ridgewood Programs normally invest on the same terms and take proportionate interests in the Project, conflicts between them are effectively limited only to determining how much of the Project will be bought by each, as described above. In cases where other Ridgewood Programs and the Fund were to invest at differing times or on different terms, the Fund would face more difficult conflict of interest questions. The Managing Shareholders, if practicable, would attempt to resolve these issues by reference to the terms negotiated by other debt or equity participants in the Project or similar Projects, by reference to similar transactions, or by reference to current interest rates and other measures relating to the time value of money or to risk/reward considerations. Finally, in any material co-investment transaction, the transaction would be a Ridgewood Program Transaction that would be reviewed by the Panel and approved by it before consummation. Although the Managing Shareholders believe these practices may reduce potential conflicts of interest of this type, there can be no assurance that the interests of the entities will not diverge.

Dispositions of Assets
         If the Managing Shareholders take on the responsibility of acting as a broker or finder at the time the Fund decides to dispose of a property and if no third person is retained by the Fund for those purposes, the Managing Shareholders are entitled to receive (but may waive) a brokerage fee from the proceeds of successful dispositions of Fund property only. The Managing Shareholders believe that any potential conflict of interest in this event would be minimal, because the Managing Shareholders have incentives to maximize returns to the Fund (including but not limited to the Managing Shareholders' interest in the proceeds of the disposition) and because any fee so earned may not exceed 2% of gross proceeds.

Additional Investments in Projects
         As a Project in which the Fund has participated continues its development or expands its operations, or if a Prior Program offers its interest in a Project to the Fund, the Fund may be requested or may wish to commit additional funds to the Project or the purchase. If the Managing Shareholders determine in their sole discretion that the Fund will participate in the opportunity, it may determine to apply the Fund's funds available at that time to the Project or the purchase, seek to raise additional Fund capital or borrow the necessary funds. If the Managing Shareholders determine that the Fund will not participate and applicable regulatory requirements are met, the Managing Shareholders may make or cause another Ridgewood Managing Person or another program to make the additional commitment of funds, which might be on terms that are different from those of the Fund's prior investment in the Project. Ridgewood Power accordingly may have potential conflicting duties to the Fund and to those other entities in determining whether the Fund will participate in the opportunity or waive or assign rights to contribute additional capital to the Project.

Other Potential Conflicts of Interest
         The Fund will reimburse RPMCo for the Fund's share of the costs incurred by RPMCo in managing Projects. This may create conflicts of interest among the Fund and other programs as to the allocation of costs and between the Managing Shareholder and RPMCo, on the one hand, and the Fund and the programs, on the other, as to the services provided by RPMCo, the expenses of RPMCo, and the division of responsibilities between RPMCo and the Managing Shareholders. The Managing Shareholders believe that any conflicts among programs will be minimized by the method of allocation, which will be based where possible on actual time and expenses incurred on behalf of the Fund and in other cases on the relative amount of the investment of each program in the Projects being managed. Conflicts between the interests of RPMCo and the programs will be limited by the requirement that reimbursement not exceed actual cost.

         The Managing Shareholders, key employees, RPMCo and Ridgewood Securities are entitled to the compensation, reimbursements and payments described below at Item 5 -- Directors and Officers of the Registrant. The amount and terms of those arrangements were not determined through a process of arm's length bargaining and thus do not necessarily reflect the fair market value of the services to be rendered to the Fund.

     Some of the Ridgewood Managing Persons might have business dealings with institutional investors that may participate in competing Independent Power Projects. The Fund might also invest in certain Projects or Project development companies owned, developed or operated by a Ridgewood Managing Person, or a Ridgewood Managing Person may invest in certain Projects or Project development companies in which the Fund has participated. In addition, the terms of the agreements governing Ridgewood Managing Persons investing in the independent power business may be more or less favorable to their investors than those pertaining to Investors under the Declaration.

         The Managing Shareholders have the discretion at any time to cause the Fund to make advances of costs of defense or settlement to the Managing Shareholders, their personnel and other Ridgewood Managing Persons, regardless of the existence of a conflict of interest.

         The Managing Shareholders have provided no independent representation of prospective Investors in connection with this offering, and each prospective Investor should seek independent advice and counsel before making an investment in the Fund.

         While potential conflicts of interest, including those described herein, cannot be eliminated, the Fund believes any actual conflicts that may arise will not materially affect the obligations of the Managing Shareholder to act in the best interests of the Investors and the Fund.

(5)  Project Operation.

     No projects had material operating revenues during 1999 or 1998.

     The major costs of a Project while in operation will be debt service (if applicable), fuel, taxes, maintenance and operating labor. The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand are critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Fund's business.

     The technology involved in conventional power plant construction and operations as well as electric and heat energy transfers and sales is widely known throughout the world. There are usually a variety of vendors seeking to supply the necessary equipment for any Project. So far as the Fund is aware, there are no limitations or restrictions on the availability of any of the components which would be necessary to complete construction and commence operations of any Project. Generally, working capital requirements are not a significant item in the independent power industry. The cost of maintaining adequate supplies of fuel is usually the most significant factor in determining working capital needs. In order to commence operations, most Projects require a variety of permits, including zoning and environmental permits. Inability to obtain such permits will likely mean that a Project will not be able to commence operations, and even if obtained, such permits must usually be kept in force in order for the Project to continue its operations.

     Compliance with environmental laws is also a material factor in the independent power industry. The Fund believes that capital expenditures for and other costs of environmental protection have not materially disadvantaged its activities relative to other competitors and will not do so in the future. Although the capital costs and other expenses of environmental protection may constitute a significant portion of the costs of a Project, the Fund believes that those costs as imposed by current laws and regulations have been and will continue to be largely incorporated into the prices of its investments and that it accordingly has adjusted its investment program so as to minimize material adverse effects. If future environmental standards require that a Project spend increased amounts for compliance, such increased expenditures could have an adverse effect on the Fund to the extent it is a holder of such Project's equity securities.

(6) Trends in the Independent Power and Other Industries

         There are numerous references for further information on the electric power industry. Interested persons may particularly wish to refer to the U.S. Department of Energy's Annual Energy Outlooks and special studies, prepared by the department's Energy Information Administration (the "EIA"). Much of this information is available on EIA's World Wide Web site at http://www.eia.doe.gov under the "Electric" heading. Neither the Department of Energy nor EIA nor any other agency of the United States Government has endorsed or approved the Fund or the Investor Shares and the Fund takes no responsibility for the preparation or content of the Department of Energy's publications.

Overview

         The independent power industry in the United States has evolved as a result of Congressional action to require electric utilities to purchase electricity from non-utility generators, the perceived need for new and replacement power capacity on the part of utilities and industrial customers and regulatory and economic pressures to increase competition in the electric power industry.

         Although there may be a continuing long-term need for more investment in U.S. Independent Power Projects, investment in new Independent Power Projects in the United States has fluctuated significantly in the last two decades. The investment strategies of the Prior Programs were to take advantage of market trends by acquiring Projects developed in the period of rapid growth in the 1980's and early 1990's, purchasing interests in smaller-size Projects that are being sold off by utilities and building new capacity in niche markets or in foreign countries where the new pressures of competition may be less intense.

         Recently, the independent electric power market in the U.S. has experienced strong trends toward consolidation and pressures to maximize economies of scale. As noted below, utility companies have tended to bid up the prices of generating assets in efforts to maintain their total size or increase scale. As a result, the returns on capital on purchased independent power Projects in the United States have declined sharply in the last three years. Accordingly, the Fund was organized with a broader investment focus than the Prior Projects have had. The Fund's investments are focusing on niche opportunities in the U.S. generating industry (Synergics), niche markets in the electric generation industry outside the U.S., (U.K. Landfill and Egyptian Projects), long-term infrastructure capital projects (Mediterranean Fiber Optic Project), and niche technology opportunities (ZAP).

         For success, among other matters discussed earlier in this Registration Statement, these strategies will require that the Fund and the Managing Shareholders be able to identify attractive Projects, to negotiate advantageous terms, and in many cases to operate the acquired Projects more efficiently than before. There can be no assurance that all of these conditions can be met or that other factors will not prevent success.

Recent U.S. Industry Trends
         As a consequence of federal and state moves to deregulate large areas of the electric power industry and the existence, spurred by PURPA, of private competitors to electric utilities in the market for generating electricity, a number of interrelated trends are occurring.

Continued Deregulation of the Generating Market and Transmission Resources The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") encourages electric utilities to expand their wholesale generating capacity by removing some, but not all, of the limitations on their ownership of new generating facilities that qualify as "exempt wholesale generators" ("EWG's") and on their ability to participate in Independent Power Projects. Many state electric utility regulators are implementing plans to further encourage investment in wholesale generators and to facilitate utility decisions to spin off or divest generating capacity from the transmission or distribution businesses of the utilities. apacity and independent generators spun off or otherwise separated from their parent utilities. In addition, FERC is requiring utilities and power pools to provide nationwide access to transmission facilities to all wholesale power generators.

     State public utility regulatory agencies must also review and approve certain aspects of wholesale power deregulation (including certain determinations under the 1992 Energy Act as to fairness of transactions between exempt wholesale generators and affiliated utilities, as described below at Item 1(c)(7) - Regulatory Matters - The 1992 Energy Act, and other matters described below at Item 1(c)(7) - Regulatory Matters - State Regulation). Those agencies are currently holding proceedings and making determinations.

         In addition to the FERC order or other Congressional or regulatory actions that may result in freer access to transmission capacity, agreements with Canada, and to a lesser extent with Mexico, are leading toward access for those countries' generators to U.S. markets. As a result, there is the possibility that a North American wholesale market will develop for electricity, with additional competitive pressures on U.S. generators.

Proposals to Modify PURPA and Existing Power Contracts
         The small-scale segment of the independent power industry in which the Fund is likely to invest remains a creature of PURPA in many respects. The prospects of increased competition to supply electricity, availability of wheeling of wholesale power, supply alternatives through the conservation initiative described above and reduced rates of increase in electricity demand have caused many electric utilities and other industry observers to advocate repeal or modification of PURPA and, in a few cases, to advocate changes to existing long-term Power Contracts with Independent Power Projects.

         To date, FERC has rejected proposals to modify existing Power Contracts (except for contracts entered into under state regulations mandating payment of prices greater than utility avoided costs at the time the contracts were executed), and FERC's rulemaking proposals are expressly based on the principle that existing Power Contracts that comply with current law should not be modified by FERC. Although proposals have been introduced in Congress to amend or repeal PURPA, no such proposal has yet been reported. However, there can be no assurance that FERC or the Congress will not take action to reduce or eliminate the benefits or PURPA for Independent Power Projects or that they would not take action purporting to change or cancel existing Power Contracts or that they would not take action making compliance with those contracts economically or practically infeasible. If any such action were to be taken, the value of existing Independent Power Projects with long-term Power Contracts might be significantly impaired or even eliminated. If such action were to be proposed with any significant prospect of adoption, the consequent uncertainty might have similar effects.

Price and Cost Pressures
         The pricing pressures that retail and wholesale deregulation are bringing are expected to decrease the marginal cost of electricity. Competition will force utilities and generators to reduce overhead and administrative costs, to trim operation and maintenance costs and to more efficiently buy and use fuel. Further, wholesale and retail deregulation and new generating technologies discussed below are expected to significantly reduce capital costs.

         As these trends continue, high-cost generators will be disadvantaged and may fail. If the Fund were to invest in small-scale generating plants that in the past have tended to have higher per-kilowatt hour costs than new, large scale generating plants, it may have difficulty competing. The Fund recognizes these pressures and intends to invest only in facilities that have competitive costs of fuel, capital and operation or facilities that offer significant opportunities for improvement. The Fund will also attempt to invest in facilities, such as landfill gas power plants, that have tax or environmental advantages that offset price pressures or that are located abroad where such pressures may be less.

Renewable Power
         The pressures of competition are expected to harm the "renewable power" segment of the industry. "Renewable power" is a catchphrase that includes Projects (such as solar, wind, biomass and landfill-gas) that do not use fossil fuels or nuclear fuels and, in some cases, some other types of small Independent Power Plants that are Qualifying Facilities (such as small hydroelectric plants, cogeneration plants and small fossil fuel plants). Renewable power plants typically have high capital costs and often have total costs that are well above current costs for new gas-turbine production. Many observers believe that renewable power plants without existing Power Contracts (with the possible exception of biomass plants with very low fuel costs) will be non-competitive in the new markets unless they are given governmental protection. A number of states are requiring that retailers of electricity purchase a certain minimum amount of electricity (often 5% to 10% of their total requirements) from renewable power sources and the Clinton Administration has proposed a national 7.5% minimum requirement. Although this will tend to protect renewable power Projects, unless there is a shortage of renewable capacity these state requirements will still make low total cost an essential if a renewable power Project is to have any ability to succeed.

Initial Effects of Trends
         With these conditions in mind, many observers see two primary strategies for Independent Power Projects to succeed in the United States: first, Projects that have existing, firm, long-term Power Contracts may do well so long as regulatory or legislative actions do not abrogate the contracts. Second, Projects that are low-cost producers of electricity, either from efficiencies or good management or as the result of successful cogeneration technologies, will have advantages in the market. The Fund intends to focus on both possibilities and to maintain a focus on medium-to-long-term results. It also will consider Projects selling power to large retail users such as industries rather than utilities.

         Finally, there have been industry-wide moves toward consolidation of participants and divestiture of Projects. A number of utilities and equipment suppliers have proposed or entered into joint ventures to reduce risks and mobilize additional capital for the more competitive environment, while many electric utilities are in the process of combining, either as a means of reducing costs and capturing efficiencies, or as a means of increasing size as an organizational survival tactic. One recent observer has described the drive by electric utilities to sell their existing plants and purchase comparable plants from other utilities in areas outside their historic service areas, combined with frequent mergers, as an industry game of "musical chairs." This consolidation tends to create additional competitive pressures in the electric power industry, to increase the price of power plants and thus to depress short and mid-term returns on capital; however, this trend is also encouraging the divestiture of smaller Projects or Projects that are deemed less central to the operations of large, consolidated businesses. This may make attractive Projects available for investment by the Fund.

Foreign Opportunities

     Because yields on U.S. Independent Power Projects are currently depressed, the Fund has committed a large amount of its capital to Independent Power Projects in the United Kingdom and in Egypt. The electricity markets in the United Kingdom were fully deregulated several years before deregulation began in the U.S. Accordingly, the Fund, through Ridgewood U.K., will invest in a niche area, landfill gas power plants. The Prior Programs already own interests in two large landfill gas power plants in Rhode Island and California and the technology and business are familiar to Ridgewood Power. Further, because of the ecological benefits of landfill gas power plants, the U.K. government has required utilities to enter into 15 year Power Contracts at premium prices, through the Non-Fossil Fuels Purchasing Agency. The U.K. Landfill Gas Projects enjoy a status similar to qualifying facilities in the U.S. with long-term Power Contracts. They enjoy a guaranteed price and market for their output and are not subject to price fluctuations for their fuel. The major business risks and considerations are keeping operating costs at a minimum through good design, preventative maintenance and attention to fuel quality, governmental policy changes and exchange rate fluctuations affecting the pound-denominated revenues from the Projects. Thus the Fund believes that these investments in a stable Western European country with a guaranteed market for the output have the potential for long-term, stable income. Because Ridgewood U.K. is not providing any capital for development and buys Projects only after they receive bank financing, most development risk is avoided. Ridgewood Power is investigating hedging and other strategies to reduce exchange rate risk when revenues from the U.K. Landfill Gas Projects become large enough to make these strategies practical.

     The Egypt Projects are substantially riskier. These projects are being developed at remote resort hotel sites on the Red Sea which are distant from other electric and water sources. RIDCo is developing the Projects itself using local engineering personnel and contractors. Environmental, construction, legal, labor and geologic requirements are often unclear and can change unpredictably at any time. RIDCo may find it difficult to enforce contracts and other legal obligations against local suppliers or customers. RIDCo has not engaged in substantial development work either in the U.S. or outside the U.S. and has little experience in developing foreign Projects. There are no backup facilities to provide electricity or water if the Projects fail or are unusable for any period of time. Specifications for Projects have changed suddenly and unpredictably and in some cases it has been necessary for RIDCo to construct additional infrastructure. Cultural, language and political differences between Egypt and the U.S. may impair communication with personnel, cause errors and possibly cause hostile action against the Projects by employees, residents or governmental agencies. There have been occasional terrorist incidents in Egypt directed against Western tourists and tourist facilities. Further such incidents might deter tourism and make the host hotel resorts unprofitable or might even be directed against the Egypt Projects or their personnel.

         The Projects burn light fuel oil in diesel engines, which is brought in by tanker truck. Supply interruptions, oil spills or fires are possible. Although the Projects are exposed to world oil price variations, this risk is mitigated because the Power Contracts contain price adjustments tied to fuel oil prices that should substantially transfer the risk to the customers.

     The customers of most of the Egypt Projects are governmentally-sponsored associations of resort hotels under 10-year long-term Power Contracts with each Project. Each Project provides electricity or water or both to the entire association and bills the association for the aggregate amount. The association in turn bills its member hotels for their consumption and their share of common consumption for services such as street lighting, residential services for hotel employees, and services such as security. The associations may not have substantial assets and thus may depend on prompt payment by their members in order to meet their obligations to the Project. Their ability to enforce payment obligations may be limited, and although the Project has the ability to shut off water or power to a defaulting association member, it may be practically difficult to do so over resistance by a major employer. It is possible that the associations would fail to bill members appropriately, that disputes between the associations and members for other reasons might result in a failure to pay the associations, or that the associations for political, economic or other reasons would fail to meet their obligations to the Project. It is also possible that adverse events in the tourist industry, such as labor disputes, airline problems, shortages of personnel, changes in customer taste, environmental problems, overbuilding and international political or cultural developments could depress tourist trade to the point that the hotels or associations would be unable to pay. Other risks include currency conversion and repatriation risks, exchange rate fluctuations, taxation disputes, international hostilities, arbitrary governmental action, religious tensions, anti-foreign sentiments and legal changes. In one current case, an Egypt Project will serve a single hotel under a 40 year contract. Although risks caused by having an association as an intermediary do not apply to this Project, the other risks discussed here will. Further, by serving a single hotel, there is less diversification of risk.

         Because of these risks and difficulties, it has been difficult to raise capital for these Projects and there is a great local demand for similar Projects. The prices for the electricity and water provided by the Projects reflect these risks and others. The Managing Shareholders believe that these risks are acceptable, because the Fund has been organized with the intention to have a somewhat diversified portfolio of investments and because the Fund will be investing in lower-risk, lower-return foreign and U.S. power Projects as well.

Other Infrastructure Technology Opportunities

         The Fund has also considered the rapidly growing telecommunications industry as an alternative to investing in independent power Projects. Demand for high-speed data links for Internet use and private business use is high and fiber optic cables are currently the highest-capacity and most reliable alternative for these communications, although alternatives such as satellites, land-based microwave transmission, and co-axial cable exist. Like the independent power industry, these facilities require substantial up-front capital investments, supply an essential service, and may have long-term contracts with their customers. Unlike the independent power industry, demand is growing rapidly. In addition to typical business risks, however, the Fund faces risks caused by its management's lack of experience in telecommunications. So far, the Fund's only investment in this area has been a $1.5 million exploratory investment in the Mediterranean Fiber Optic Project.

Niche Technology Opportunities

         Ridgewood Capital, which is an affiliate of Ridgewood Power, has been organized to sponsor venture capital funds investing in Internet and other electronics technology ventures and other high-growth areas. In the course of its investigation it is possible that Ridgewood Capital would identify investments in these areas that are suitable for the Fund. If a Ridgewood Capital fund were not to take such an opportunity, it might be offered to the Fund. At this time, no such opportunity has been identified by Ridgewood Capital.

(7).  Competition

     The U.K. Landfill Projects sell their output to a government agency and are not subject to competition. Currently, the Egyptian Projects are located in remote coastal areas that are not linked to the national electric power network and thus are not subject to substantial competition for providing electricity. The water Projects do not face substantial competition except from trucked-in water. This also means that there is no substantial backup for the Projects if they cannot operate for any reason. It is possible that in future years the national network may extend to some or all of the Project sites, in which case there might be competition.

     There are a large number of participants in the independent power industry. Several large corporations specialize in developing, building and operating independent power plants. Equipment manufacturers, including many of the largest corporations in the world, provide equipment and planning services and provide capital through finance affiliates. Many regulated utilities are preparing for a competitive market, and a significant number of them already have organized subsidiaries or affiliates to participate in unregulated activities such as planning, development, construction and operating services or in owning exempt wholesale generators or up to 50% of independent power plants. In addition, there are many smaller firms whose businesses are conducted primarily on a regional or local basis. Many of these companies focus on limited segments of the cogeneration and independent power industry and do not provide a wide range of products and services. There is significant competition among non-utility producers, subsidiaries of utilities and utilities themselves in developing and operating energy-producing projects and in marketing the power produced by such projects.

     The Fund is unable to accurately estimate the number of competitors but believes that there are many competitors at all levels and in all sectors of the industry. Many of those competitors, especially affiliates of utilities and equipment manufacturers, may be far better capitalized than the Fund.

(8).  Regulatory Matters.

         Projects are subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership and operation. Federal laws and regulations developed by administrative agencies govern transactions with utility companies, the types of fuel which may be utilized by a Project, the type of energy which may be produced by a Project and the ownership of a Project. State utility regulatory commissions must approve the rates and, in some instances, other terms and conditions on which public utilities purchase electric power from Projects. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over Projects. Projects are also subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced by a Project and the geographical location, zoning, land use and operation of a Project. Applicable federal environmental laws typically have state and local enforcement and implementation provisions. These environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

Energy Regulation
         PURPA. The enactment in 1978 of PURPA and the adoption of regulations thereunder by FERC provided incentives for the development of cogeneration facilities and small power production facilities meeting certain criteria.

         Qualifying Facilities under PURPA are generally exempt from the provisions of the Holding Company Act, the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, state laws regarding rate or financial regulation. In order to be a Qualifying Facility, a cogeneration facility must (i) produce not only electricity but also a certain quantity of heat energy (such as steam or hot water) which is used for a purpose other than power generation, (ii) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (iii) not be controlled or more than 50% owned by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities," can be Qualifying Facilities if they meet regulations respecting maximum size (in certain cases), primary energy source and utility ownership. Recent federal legislation has eliminated the maximum size requirement for solar, wind, waste and geothermal small power production facilities (but not for hydroelectric or biomass) for a fixed period of time.

         PURPA provides three primary benefits to Qualifying Facilities. First, Qualifying Facilities are relieved of compliance with extensive federal, state and local regulation which control not only the development and operation of an energy-producing Project, but also the prices and terms on which energy may be sold by the Project. A Project that is not a Qualifying Facility will be subject to the extensive regulatory requirements of the FPA, other federal and state utility legislation and regulation, and possibly the Holding Company Act. These requirements can delay or even preclude development of a non-Qualifying Facility.

         Second, PURPA requires that electric utilities purchase electricity generated by Qualifying Facilities at a price equal to the purchasing utility's full "avoided costs." Avoided costs are defined by PURPA as the "incremental costs to the electric utility of electric energy or capacity or both which, but for the purchase from the Qualifying Facility or Qualifying Facilities, such utility would generate itself or purchase from another source." The FERC regulations also permit Qualifying Facilities and utilities to negotiate agreements for utility purchases of power at rates other than the purchasing utility's avoided cost. While public utilities are not required by PURPA to enter into long-term Power Contracts to meet their obligations to purchase from Qualifying Facilities, until recently utilities and regulators encouraged use of long-term Power Contracts.

         Third, PURPA requires that each electric utility interconnect with Qualifying Facilities and that the utility sell backup or standby power to the Qualifying Facility on a non-discriminatory basis. This requirement enhances the reliability of Qualifying Facilities and is especially important for inside-the-fence facilities, whose customers would otherwise be left without power in the event that the facility required off-line maintenance or repair.

         The exemptions from extensive federal and state regulation afforded by PURPA to Qualifying Facilities are important to the Fund and its competitors. The Fund expects that most of the Projects in which it invests will be Qualifying Facilities. Although some Projects may not be Qualifying Facilities, the Fund intends to participate only in Projects that avoid the restrictions of the Holding Company Act and most state regulation.

         The Holding Company Act.
         Under the Holding Company Act, any person (defined to include corporations and partnerships and other legal entities) which owns or controls 10% or more of the outstanding voting securities of a "public utility company" or a company which is a "holding company" of a "public utility company" is subject to registration with the Commission and regulation under the Holding Company Act. A holding company of a public utility company is required by the Holding Company Act to limit its operation to a single integrated utility system and to divest any other operations not functionally related to the operation of that utility system. Under PURPA, Qualifying Facilities are exempt from regulation under the Holding Company Act, and the Fund anticipates that substantially all of its investments will be in Qualifying Facilities.

         Structuring the Fund's own activities to ensure that it is not a "holding company" of a "public utility company" under the Holding Company Act is also important in providing financing and financial reporting flexibility to the Fund. If the Fund pursues the development of Exempt Wholesale Generators (as defined below) or other Independent Power Projects which will not qualify for the benefits provided by PURPA and which ordinarily would subject the Fund to the provisions of the Holding Company Act, it intends to do so in a manner to qualify for exemptions under the Holding Company Act or certain no-action positions taken by the Commission. Such a structure could, for example, consist of the Fund's holding a limited partner interest in a limited partnership which owns a non-Qualifying Facility.

         The 1992 Energy Act.
         The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to and wheel power for Independent Power Projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. The transmission and wheeling provisions of the act were described above at Item 1(c)(6). The exemptive provisions are described below.

         The 1992 Energy Act created an additional exemption from the Holding Company Act for EWG's, which are defined basically as entities certified by FERC as engaged exclusively in the business of owning and operating electric generation facilities which generate electricity for resale. EWG's remain subject to rate and tariff regulation by FERC and by state regulators. Further, EWG's may not sell electricity to electric utilities affiliated or associated with them unless state regulators approve, and state regulators must determine whether purchases by electric utilities from EWG's are fair to consumers and utilities and affect utility reliability.

         One set of primary beneficiaries of the EWG's category is expected to be electric utilities and their holding companies, which are released from Holding Company Act restrictions on owning interests in wholesale generators and Qualifying Facilities (but which will still be subject to certain Holding Company Act restrictions on financing EWG's and PURPA restrictions on ownership in Qualifying Facilities). The other primary beneficiaries of the EWG provisions of the 1992 Energy Act are expected to be developers and Project Sponsors that wish to construct Independent Power Projects that are not Qualifying Facilities (often because the fuel, heat energy, production or ownership requirements of PURPA are impractical to meet). By releasing them from the Holding Company Act regulatory environment, these developers and Project Sponsors may be better able to proceed and in particular to enlist electric utilities and holding companies as co-venturers. By exempting electric utilities, electric utility holding companies, and other developers from certain restrictions imposed by the Holding Company Act, the 1992 Energy Act has expanded the potential pool of Projects in which they are able to invest. Although the Fund believes that the exemptive provisions of the 1992 Energy Act will not materially and adversely affect its business plan, it may result in increased competition from such entities to develop promising Projects and in increased competition in the sale of electricity by Independent Power Projects.

         Regulations under the 1992 Energy Act have clarified the ability of electric utilities and holding companies to invest in EWG's and electric power plants outside the United States.

         Federal Power Act. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or determined through competitive bidding or negotiation. While Qualifying Facilities under PURPA are exempt from the rate-making and certain other provisions of the FPA, non-Qualifying Facilities are subject to the FPA and to FERC rate-making jurisdiction. Although EWG's are subject to FERC ratemaking jurisdiction, their owners do not by virtue of that ownership come under FERC jurisdiction.

         Companies whose facilities are subject to regulation by FERC under the FPA because they do not meet the requirements of PURPA may be limited in negotiations with power purchasers. However, since such projects would not be bound by PURPA's heat energy use requirement for cogeneration facilities, they may have greater latitude in site selection and facility size. Any Projects in which the Fund may participate that are non-Qualifying Facilities are expected to comply with the FPA.

         Fuel Use Act. Projects may also be subject to the Fuel Use Act, which limits the ability of power producers to burn natural gas in new generation facilities unless such facilities are also coal capable within the meaning of the Fuel Use Act. The Fund anticipates that natural gas-fired cogeneration Projects in which it may participate will be coal capable and thus qualify for exemption from the Fuel Use Act.

         State Regulation. State public utility commissions have broad jurisdiction over Independent Power Projects which are not Qualifying Facilities under PURPA, and which are considered public utilities in many states. Such jurisdiction results in state requirements to obtain certificates of public convenience and necessity to construct a facility and could result in regulation of organizational, accounting, financial and other corporate matters on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by a non-Qualifying Facility to its wholesale customers, state public utility commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of non-Qualifying Facilities and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-Qualifying Facilities by state public utility regulatory commissions varies from state to state.

         In recent years, many states have required or encouraged electric utilities to undertake least cost utility planning and demand-side management. Utilities engaging in least cost utility planning consider the costs, advantages and disadvantages of multiple means of meeting electricity demand, such as purchasing electric power from Independent Power Projects or other utilities, efficiency and conservation investments, load management, renewable resources such as hydroelectric, solar and wind power and conventional generation by the utility, all with a view toward determining the least-cost mix of supplies. Rate requests and accounting are to treat the alternatives on an equally favorable basis. The 1992 Energy Act and related statutes do not compel least cost utility planning but require it to be considered and require periodic updating of plans adopted andpublic access to the planning process.

         Demand-side management involves cooperative efforts between utilities and large customers to change the customers' patterns of demand for electricity. Because demand for electricity changes substantially according to the time of day or the season, utilities must maintain large amounts of capacity to meet peak loads that may only occur for a portion of the day or occasionally during the year. Utilities can thus save significant capital and operating costs if large customers can move their demand to off-peak times, or restrict demand during peak periods, or otherwise conserve electricity. Demand-side management has the effect of reducing utility needs for capacity generally and for purchasing electricity to meet peak loads at premium prices from Independent Power Projects.

Environmental Regulation
         The construction and operation of energy and fuel producing projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Fund and Projects in which it will invest primarily involve the discharge of emissions into the water and air and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of obtaining licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a Project and can be time-consuming and difficult. Each Project requires technology and facilities which comply with federal, state and local requirements and sometimes extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a Project may delay or sometimes prevent the completion of a proposed Project, as well as require extensive modifications to existing Projects.

         The Clean Air Act Amendments of 1990 contain provisions which regulate the amount of sulfur dioxide and oxides of nitrogen which may be emitted by a Project. These emissions may be a cause of "acid rain." Qualifying Facilities are currently exempt from the acid rain control program of the Clean Air Act Amendments. However, other Independent Power Projects will require "allowances" to emit sulfur dioxide after the year 2000. Under the Amendments, these allowances may be purchased from utility companies then emitting sulfur dioxide or from the Environmental Protection Agency. Further, an Independent Power Project subject to the requirements has a priority over utilities in obtaining allowances directly from the Environmental Protection Agency if (i) it is a new facility or unit used to generate electricity, (ii) 80% or more of its output is sold at wholesale; (iii) it does not generate electricity sold to affiliates (as determined under the Holding Company Act) of the owner or operator (unless the affiliate cannot provide allowances in certain cases) and (iv) it is "nonrecourse project-financed." A Project is nonrecourse project-financed if it is 100% equity financed or if only its assets and part or all of its revenues from power sales contracts serve as collateral for the Project's financing and if the providers of financing do not have the legal right to pursue an electric utility, the assets of other Projects, or owners or other participants for loan repayments.

         The market price of an allowance cannot be predicted with certainty at this time and there is no assurance that a market for such allowances will develop. Projects fueled by natural gas are not expected to be materially burdened by the acid rain provisions of the Clean Air Act Amendments.

         Title IV of the Clean Air Act Amendments requires significant reductions in nitrogen oxide emissions from power plants. The first set of standards became applicable in 1996 for large-scale steam boilers and large coal and oil-fired plants. The standards require reductions of 25% to 50% in nitrogen oxide emissions. Standards for other large generating plants become effective in 2000 and would require 40% to 50% reductions. States are imposing additional restrictions. Nitrogen oxide emissions can be particularly difficult or expensive to reduce because nitrogen oxides are produced at higher operating temperatures, while plant efficiencies tend to increase with operating temperatures. The Fund anticipates that nitrogen oxide regulations will materially increase the operating costs of generating plants and will tend to disadvantage small Projects using internal combustion engines and fossil fuel boilers, but that the expected costs will not cause many Projects that the Fund will invest in to become unprofitable.

         Based on current trends, the Managing Shareholder expects that environmental and land use regulation will become more stringent. The Fund and the Managing Shareholder have not developed expertise and experience in obtaining necessary licenses, permits and approvals, which will be the responsibility of each Project's managers and Project Sponsors. The Fund will rely upon qualified environmental consultants and environmental counsel retained by it or by developers of Projects to assist in evaluating the status of Projects regarding such matters.

Potential Legislation and Regulation
         All federal, state and local laws and regulations, including but not limited to PURPA, the Holding Company Act, the 1992 Energy Act, the FPA, and the Clean Air Act Amendments are subject to amendment or repeal. Future legislation and regulation is uncertain, and could have material effects on the Fund.

         It is likely that the federal government and a number of states may consider schemes of environmental taxation that will penalize carbon dioxide emissions or other environmental detriments. These proposals, if enacted, could impose additional costs on the operation of the Fund's Projects. Although the President and Vice President have announced that the United States will, together with other nations, reduce greenhouse gas emissions significantly, it is extremely unclear whether or how this initiative will be adopted by the Congress. If greenhouse gas emissions were penalized, landfill gas, cogeneration and biomass Projects of the types owned by the Prior Programs might have a relative advantage because they reduce methane or carbon dioxide emissions.

Impact of Energy Price Changes
         Market prices for natural gas, oil and, to a lesser extent, coal have fluctuated significantly over the last few years. Such fluctuations may directly inhibit the development of Projects because of the anticipated effects on Project profitability and may deter lenders to Projects or result in higher costs of financing.

         In recent years there have been extraordinary fluctuations in the price of crude oil. Because natural gas is substitutable for crude oil and oil products under certain conditions and in certain applications, oil prices are capable of affecting natural gas prices. It is impossible at this time to determine if the fluctuations will have further effects on the supply and price of petroleum products.

         Natural Gas. The price of natural gas is subject to significant fluctuation for reasons that are not yet fully understood. Nonetheless, over the last few years the price of natural gas has frequently been low relative to other fuels, although there can be no assurance that any these trends will continue. The effect of fluctuating natural gas prices on Projects will vary on a Project-by-Project basis depending on the customer to which the electric power is being sold, the terms of the Power Contracts and steam contracts (in the case of cogeneration facilities) for the Project, the price of natural gas to be purchased by the Project and the effect of any long-term commitments for the purchase of natural gas by the Project's customers. In general, cogeneration, due to its higher efficiency, tends to be relatively more profitable as energy costs (including natural gas) increase and relatively less profitable as such costs decrease. Projects which use natural gas as a fuel source may attempt to reduce the risk of gas price fluctuations adversely affecting their economics through long-term gas purchase arrangements and possibly acquiring gas reserves.

         Crude Oil. Fluctuations in the price of crude oil are not expected to affect the cost of operations of cogeneration Projects directly since such Projects are usually based on energy sources other than crude oil. However, gas-fired cogeneration Projects typically use distillate oil as a back-up fuel at times when gas is not available. Certain Projects use surplus fuels or wastes. The prices for these fuels and wastes are affected by fluctuations in primary fuel prices but tend to be less volatile.

         Coal. Traditionally, coal prices have been more stable than oil and gas prices due, in part, to the fact that coal is usually sold under long-term contracts to utilities. During the 1980's coal prices trended lower as a result of the surplus of crude oil and lower oil prices. The Clean Air Act Amendments, which are expected to be fully implemented as to most coal burning plants by 1996, may cause prices for lower sulfur coal to increase in the future. The Fund believes, however, that future coal prices will generally remain competitive with the price of crude oil and natural gas and should continue to be available to Independent Power Projects under long-term contracts.

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

         The Fund received no revenues from foreign sources in 1999.

Long-lived assets indirectly owned by the Fund, as of December 31, 1999, is as follows: indirectly owned

                                                              Value as stated
Country                    Description of asset          in financial statements

United States              Investment in ZAP                    3,442,000
                           Investment in Global Fiber
                                     Group                      1,498,000(a)
Egypt                      Investment in Egyptian Projects      4,736,000

(a) Represents investment in early development of Mediterranean Fiber Optic Project principally expended for U.S. goods and services.

Projects or investments located in one country do not have material customers from any other country.

Disclosures of risks associated with these investments are found at Items 1(c)(3) - Business - Risk Considerations and 1(c)(6) Trends in the Independent Power and Other Industries.

(e)  Employees.

     The Fund has no employees. The persons described below at Item 5 - Directors and Executive Officers of the Registrant serve as executive officers of the Fund and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Fund business. RIDCo has approximately 10 employees located in Egypt.

Item 2.  Properties.

     Pursuant to the Management Agreement between the Fund and the Managing Shareholders (described at Item 10(c)), Ridgewood Power provides the Fund with office space at the Managing Shareholders' principal offices at The Ridgewood Commons, 947 Linwood Avenue, Ridgewood, New Jersey 07450.

     The following table shows the material properties (relating to Projects) owned or leased by the Fund's subsidiaries.

                                                     Approximate
                                                       Square
                     Ownership  Ground   Approximate  Footage of   Description
                     Interests  Lease      Acreage    Project          of
Projects   Location  in Land  Expiration   of Land    (Actual        Project
                                                     or Projected)

Egyptian five sites Leased by     n/a       less than      n/a    Electric gen-
          in Egypt   joint                    10 acres              erating or
                    venture*                                      water desali-
                                                                  nation facil-
                                                                       ties
*Joint venture equally owned by the Fund and Power V.

The Fund believes that these properties are currently adequate for current operations at those sites.

Item 3.  Legal Proceedings.

         There are no material legal proceedings involving the Fund.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The Fund has not submitted any matters to a vote of its security holders during the fourth quarter of 1999.

PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters.

     As of April 13, 2000 the Fund had sold 642,942 Investor Shares of beneficial interest in the Fund in its ongoing private placement offering, which is scheduled to end in the second quarter of 2000. There is currently no established public trading market for the Investor Shares and the Fund does not intend to allow a public trading market to develop. As of the date of this Annual Report on Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

     Investor Shares are restricted as to transferability under the Declaration, as well as under federal and state laws regulating securities. The Investor Shares have not been and are not expected to be registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Fund believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act. As of the date of this Annual Report, no Investor Shares are sellable under Rule 144 because the requirements of Rule 144(c) have not been met.

     The Managing Shareholder is considering the possibility of a combination of the Fund and the five Prior Programs sponsored by Ridgewood Power (Ridgewood Electric Power Trusts I, II, III, IV and V) into a publicly traded entity. This would require the approval of the Investors in the Fund and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the combined entity from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Fund or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Fund or other programs.

(b)  Holders

     As of the date of this Annual Report on Form 10-K, there are 1,143 record holders of Investor Shares.

(c)  Dividends

     The Fund made distributions as follows in 1999:


                                      Year ended December 31,
                                            1999
Total distributions to Investors        $  924,760
Distributions per Investor Share             1,642 (a)
Distributions to Managing Shareholder        9,341

(a) Approximate. Distributions varied based on number of shares and payment of Early Investor Incentive.

     Distributions are made on a quarterly basis. The Fund's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Fund and retention of reasonable reserves as determined by the Fund to cover its anticipated expenses. Because all Ridgewood Power programs have converted their distribution schedule to a quarterly basis, the Fund will continue quarterly distributions rather than moving to a monthly basis as previously expected.

     Beginning in 2000, the Fund will begin making distributions at the rate of 4.2% per year. It does not anticipate that distributions during most of 2000 will be at a substantially higher rate. This is because the Fund does not expect to receive revenue from any U.K. Projects until late in 2000 and does not expect to receive large amounts of revenue from the Egyptian Projects until more are completed. ZAP is being held for capital appreciation and does not pay dividends.

     Occasionally, distributions may include funds derived from the release of cash from operating or debt service reserves. Further, the Declaration of Trust authorizes distributions to be made from cash flows rather than income, or from cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the Fund is organized to return net cash flow rather than accounting income to Investors.

Item 6.  Selected Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.

                                          As of and for the
                                       Period from Commencement
                                         of Share Offering
                                         (February 9, 1998)
                                               through             Year ended
                                         December 31, 1998    December 31, 1999

Interest income ........................       $    494,002     $  1,447,920
Total revenue ..........................            494,002          561,083
Net income (loss) ......................           (851,745)        (980,540)
Net assets (shareholders'
  equity) ..............................         24,354,681       45,657,426
Total assets ...........................         25,733,430       45,881,708
Long-term obligations ..................                  0                0
Per Share of Trust
 Interest:
  Revenues .............................              1,664              996
  Net income (loss) ....................             (2,869)          (1,741)

  Net asset value ......................             82,035           81,074
Distributions to Investors .............                  0            1,642(F1)

(F1) Approximate. Distributions varied based on number of shares and payment of Early Investor Incentive.


Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Introduction

The following discussion and analysis should be read in conjunction with the Fund's financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000. The financial statements include only the accounts of the Fund.

The Fund  uses the  equity  method  of  accounting  for its  investments  in the
ZapWorld.com,   the  Egyptian  Projects  and  the   Mediterranean   Fiber  Optic
Project/GFG.

Zap World.com, a publicly-traded California based corporation, sells a wide range of electric scooters, bicycles and vehicles. The Growth Fund owns approximately 27% of the common stock of Zap World.com.

The Fund and Power V are developing several projects that will sell power and potable water to hotels in Egypt. The projects will have contracts with the hotels with terms of 10 to 40 years. The first of these projects is expected to begin operation in the first half of 2000.

The Fund and Power V also purchased a 25% interest in GFG. GFG expects to be the co-developer of a large Mediterranean fiber optic project scheduled to close in the second quarter of 2000. The Fund and Power V expect to fund approximately $18 million of this Mediterranean Fiber Optic project when it closes.

Results of Operations

The year ended December 31, 1999 compared to the period from February 9, 1998 to December 31, 1998

Interest income increased from $494,000 during 1998 to $1,448,000 as a result of the Fund's higher average cash balances. In 1999, the Fund recorded a $640,000 loss from its investment in ZapWorld.com. In 1999, The Fund also recorded $198,000 of losses in 1999 related to its 50% interest in the Egypt projects that are under development. These projects are expected to begin operation in the first half of 2000. In 1999, The Fund also recorded a loss of $49,000 in 1999 related to its investment in Mediterranean Fiber Optic Project / GFG. The Fund and Power V own a 25% interest in GFG which expects to be the co-developer of a large Mediterranean fiber optic project scheduled to close in the second quarter of 2000. The Fund and Power V expect to fund approximately $18 million of the Mediterranean Fiber Optic when it closes.

In 1999, the Fund had expenses of $1,542,000 compared to $1,346,000 in 1998. The increase is primarily a result of an increase of $160,000 in due diligence costs on potential projects that were ultimately rejected.

Liquidity and Capital Resources

As of December 31, 1999, the Fund had $35,733,000 of cash on hand. The Fund used $1,626,000 of cash in operations compared to receiving $431,000 from operations in 1998. The change is primarily a result of changes in working capital; at December 31, 1998 the Fund had incurred a significant amount of liabilities that were paid in 1999. The Fund used $10,181,000 of cash in investing activities, primarily the purchase of its interest in the ZapWorld.com, the Egypt Projects and the Mediterranean Fiber Optic Project/GFG.

During 2000, the Fund anticipates making additional investments in the Egypt Projects and the Mediterranean Fiber Optic Project/GFG. Power V, through a subsidiary, purchased five landfill gas fired plants in the United Kingdom which have contracts to sell the electricity to a quasi autonomous non-governmental organization an inflation adjusted price for 15 years. The Growth Fund is expected to provide additional funds to the subsidiary to acquire additional plants as they are developed. To the extent that the Growth Fund provides funds, it will receive an undivided interest in the entire package of plants.

Other than investments of available cash in Projects, obligations of the Fund are or will be generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Fund's investments. The Fund's policy is to distribute as much cash as is prudent to Shareholders. Accordingly, the Fund has not found it necessary to retain a material amount of working capital.

The Fund anticipates that, during 2000, its cash flow from operations and unexpended offering proceeds will be adequate to fund its obligations.

Financial instruments

The Fund's investments in financial instruments are short-term investments of working capital or excess cash. Those short-term investments are limited by its Declaration of Trust to investments in United States government and agency securities or to obligations of banks having at least $5 billion in assets. Currently the Fund invests only in bank obligations. Because the Fund invests only in short-term instruments for cash management, its exposure to interest rate changes is low.

Year 2000 Remediation

     The Managing Shareholder and its affiliates began year 2000 review and planning in early 1997. After initial remediation was completed, a more intensive review discovered additional issues and the Managing Shareholder began a formal remediation program in late 1997. All remediation and testing were completed by October 31, 1999 and no material malfunctions have been discovered through the date of this report.

     The accounting, network and financial packages for the Ridgewood companies are basically off-the-shelf packages that were remediated, where necessary, by obtaining patches or updated versions. The Managing Shareholder estimates that the Fund's allocable portion of the cost of upgrades that were accelerated because of the Year 2000 problem was less than $1,000.

     The Managing Shareholder has two major systems affecting the Trust that rely on custom-written software, the subscription/investor relations and investor distribution systems, which maintain individual investor records and effect disbursement of distributions to Investors. These were remediated in 1999, including the elements of those systems used to generate internal sales reports and other internal reports. Although these were not designated mission-critical, they were also successfully remediated by October 31, 1999. Some subsystems are being remediated using the "sliding window" technique, in which two digit years less than a threshold number are assumed to be in the 2000's and higher two digit numbers are assumed to be in the 1900's. Although this will allow compliance for several years beyond the year 2000, eventually those systems will have to be rewritten again or replaced. The Managing Shareholder expects that the ordinary course of system upgrading will eventually cure this problem.

     The Fund's share of the incremental cost for Year 2000 remediation of this custom written software and related items for 1998 and prior years was approximatley $12,250 and was approximately $11,500 for 1999.

     Each of the Fund's Projects was reviewed in 1999 by RPMCo personnel to determine if its electronic control systems contained software affected by the Year 2000 problem or contain embedded components that contain Year 2000 flaws. To date the Fund has discovered no systems having a material impact on output, environmental compliance, recordkeeping or any other material impact that have Year 2000 concerns. The management of ZAP has informed the Managing Shareholder that its equipment, products and programs are year-2000 compliant and that it and its customers and suppliers have not experienced any material year 2000 malfunctions.

     The Managing Shareholder and its affiliates do not significantly rely on computer input from suppliers and customers and thus are not directly affected by other companies' Year 2000 compliance. No material adverse effects from customers' or suppliers' Year 2000 problems have occurred.

     Based on its internal evaluations and the risks and contexts identified by the Commission in its rules and interpretations, the Fund believes that Year 2000 issues relating to its assets and remediation program will not have a material effect on its facilities, financial position or operations, and that the costs of addressing the Year 2000 issues will not have a material effect on its future consolidated operating results, financial condition or cash flows. However, this belief is based upon current information, and there can be no assurance that unanticipated problems will not occur or be discovered that would result in material adverse effects on the Fund.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Qualitative Information About Market Risk.

     The Fund's investments in financial instruments are short-term investments of working capital or excess cash. Those short-term investments are limited by its Declaration of Trust to investments in United States government and agency securities or to obligations of banks having at least $5 billion in assets. Because the Fund invests only in short-term instruments for cash management, its exposure to interest rate changes is low. The Fund has limited exposure to trade accounts receivable and believes that their carrying amounts approximate fair value.

     The Fund's primary market risk exposure is limited interest rate risk caused by fluctuations in short-term interest rates. The Fund does not anticipate any changes in its primary market risk exposure or how it intends to manage it. The Fund does not trade in market risk sensitive instruments.

     Quantitative Information About Market Risk

         This table provides information about the Fund's financial instruments that are defined by the Securities and Exchange Commission as market risk sensitive instruments. These include only short-term U.S. government and agency securities and bank obligations. The table includes principal cash flows and related weighted average interest rates by contractual maturity dates.

                                          December 31, 1999
                                        Expected Maturity Date
                                                2000
                                               (U.S. $)

Bank Deposits and Commercial
  Paper                                    $35,732,660
Average interest rate                              5.6%


Item 8.  Financial Statements and Supplementary Data.

Index to Financial Statements
Report of Independent Accountants .............................      F-2
Consoldiated Balance Sheets at December 31, 1999 and 1998 .....      F-3
Consolidated Statement of Operations for Year Ended
  December 31, 1999 and Period from February 9,
  1998 through December 31, 1998 ..............................      F-4
Consolidated Statement of Changes in  Shareholders'  Equity
for Year Ended  December 31, 1999
  and Period from February 9, 1998
through December 31, 1998 F-5
Consolidated Statement  of Cash  Flows for Year  Ended  December
 31,  1999 and  Period  from
  February 9, 1998 through December 31, 1998 ..................      F-6
Notes to Consolidated Financial Statements ....................      F-7 to F-17

Financial Statements for Zapworld.com

     All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

     The financial statements are presented in accordance with generally accepted accounting principles for operating companies, using consolidation and equity method accounting principles. This differs from the basis used by three prior independent power programs sponsored by the Managing Shareholder, which present the Fund's investments in Projects on the estimated fair value method rather than the consolidation and equity accounting method.

Item 9.  Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure.

     Neither the Fund nor the Managing Shareholders have had an independent accountant resign or decline to continue providing services since their respective inceptions and neither has dismissed an independent accountant during that period. During that period of time no new independent accountant has been engaged by the Fund or the Managing Shareholders, and the Managing Shareholders' current accountants, PricewaterhouseCoopers LLP, have been engaged by the Fund.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)      General.

         As Managing Shareholders of the Fund, Ridgewood Power (and Power VI Co, if Ridgewood Power turns over management rights to it) has direct and exclusive discretion in management and control of the affairs of the Fund. The Independent Panel Members only review certain transactions between the Fund and other investment programs sponsored by Ridgewood Power or affiliates of Ridgewood
Power.  The  Managing  Shareholder  will  be  entitled  to  resign  as  Managing
Shareholder of the Fund only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

     The purpose for having two Managing Shareholders, Ridgewood Power and Power VI Co, was to have continuity of management. When the Fund was organized, Ridgewood Power was considering that it might cause the five Prior Programs (Power I through Power V) to combine into a publicly traded business. That process might require Ridgewood Power to be a part of the combination, and management fees paid by the Fund to the Managing Shareholder might pass to the combined five Prior Programs in a way that might benefit the shareholders of the five Prior Programs while leaving fewer resources for the managers of the Fund. Therefore, when it organized the Fund, Ridgewood Power created Power VI Co's predecessor as a stand-in entity that could replace Ridgewood Power.

     Ridgewood Power now expects (although no assurance can be given) that the Fund would also join any combination of the five Prior Programs. Accordingly, it currently seems unlikely that it will be necessary to activate Power VI Co as a Managing Shareholder, if a combination were to occur.

(b)      Managing Shareholder.

     Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects. It organized the Fund and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation.

         At the same time, Ridgewood Power VI Corporation, which was the other Managing Shareholder, was merged into Ridgewood Power VI LLC, a New Jersey limited liability company designated as Power VI Co in this Annual Report. Power VI Co was also newly organized and has no business other than being the successor to the dormant Ridgewood Power VI Corporation.

     Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholders. All of the equity in the Managing Shareholders is owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

     Ridgewood Power has also organized Ridgewood Electric Power Trust I ("Power I"), Ridgewood Electric Power Trust II ("Power II"), Ridgewood Electric Power Trust III ("Power III"), Ridgewood Electric Power Trust IV ("Power IV") and Ridgewood Electric Power Trust V ("Power V") as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their managing shareholder. The business objectives of these five trusts are similar to those of the Fund.

     A number of other companies are affiliates of Mr. Swanson and Ridgewood Power. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company. For convenience, the remainder of this Memorandum will discuss each limited liability company and its corporate predecessor as a single entity.

     The Managing Shareholders are affiliates of Ridgewood Energy Corporation("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholders include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholders and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholders and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); and RPMCo. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

      Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

     Robert E. Swanson, age 53, has also served as President of the Fund since its inception in November 1992 and as President of RPMCo, Power I, Power II, Power III, Power IV and Power V, since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I and II venture capital funds. In addition, he has been President and sole or controlling owner of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Fund and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 41, has served as Executive Vice President of the Managing Shareholders, the Fund, RPMCo, Power I, Power II, Power III, Power IV and Power V since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I and II funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Thomas R. Brown, age 45, joined Ridgewood Power in November 1994 as Senior Vice President and holds the same position with the Fund, RPMCo and each of the other trusts sponsored by the Managing Shareholders. He became Chief Operating Officer of Ridgewood Power, RPMCo and the Ridgewood Power I through V trusts in October 1996, and is the Chief Operating Officer of the Fund. Mr. Brown has over 20 years' experience in the development and operation of power and industrial projects. From 1992 until joining the Managing Shareholder he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Brown was Project Manager for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed power plant. Between 1990 and 1992 Mr. Brown was Deputy Project Manager at Inter-Power of Pennsylvania, where he successfully developed a 106 megawatt coal fired facility. Between 1982 and 1990 Mr. Brown was employed by Pennsylvania Electric Company, an integrated utility, as a Senior Thermal Performance Engineer. Prior to that, Mr. Brown was an Engineer with Bethlehem Steel Corporation. He has an Bachelor of Science degree in Mechanical Engineering from Pennsylvania State University and an MBA in Finance from the University of Pennsylvania. Mr. Brown satisfied all requirements to earn the Professional Engineer designation in 1985.

     Martin V. Quinn, age 52, assumed the duties of Chief Financial Officer of the Managing Shareholder, the Fund, the prior five trusts organized by the Managing Shareholders and RPMCo in November 1996 under a consulting arrangement. He became a full-time officer of Ridgewood Power and RPMCo in April 1997. He is also the Chief Financial Officer of Ridgewood Capital and of Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC.

     Mr. Quinn has 31 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of PricewaterhouseCoopers, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

     Mary Lou Olin, age 47, has served as Vice President of the Managing Shareholder, RPMCo, Ridgewood Capital, the Fund, Power I, Power II, Power III, Power IV and Power V since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

(c)  Management Agreement.

     The Fund has entered into a Management Agreement with the Managing Shareholders detailing how the Managing Shareholders will render management, administrative and investment advisory services to the Fund under the terms of the Declaration. Specifically, the Managing Shareholders will perform (or arrange for the performance of) the management and administrative services required for the operation of the Fund. Among other services, they will administer the accounts and handle relations with the Investors, provide the Fund with office space, equipment and facilities and other services necessary for its operation and conduct the Fund's relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholders will also be responsible for making investment and divestment decisions (except that Ridgewood Program Transactions require the approval of the Independent Panel Members as described below).

     The Managing Shareholders will be obligated to pay the compensation of the personnel and all administrative and service expenses necessary to perform the foregoing obligations. The Fund will pay all other expenses of the Fund, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for Investors and the Commission, postage for Fund mailings, Commission fees, interest, taxes, legal, accounting and consulting fees, litigation expenses, expenses of operating Projects and costs incurred by the Managing Shareholders in so doing and other expenses properly payable by the Fund. The Fund will reimburse the Managing Shareholders for all such Fund and other expenses paid by it.

     As compensation for the Managing Shareholders' performance under the Management Agreement, the Fund is obligated to pay Power VI Co an annual management fee, beginning on the Termination Date of the offering of Investor Shares as described below at Item 7 -- Certain Relationships and Related Transactions.

     The responsibilities of the Managing Shareholders and the fees and reimbursements of expenses it is entitled to are set out in the Declaration. Each Investor consented to the terms and conditions of the Declaration by subscribing to acquire Investor Shares in the Fund.

     The Fund has relied and will continue to rely on the Managing Shareholders and engineering, legal, investment banking and other professional consultants (as needed) and to monitor and report to the Fund concerning the operations of Projects in which it invests, to review proposals for additional development or financing, and to represent the Fund's interests. The Fund will rely on such persons to review proposals to sell its interests in Projects in the future.

(d) Executive Officers of the Fund.

     Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Fund to act on behalf of the Fund and sign documents on behalf of the Fund as authorized by the Managing Shareholder. Mr. Swanson has been named the President of the Fund and the other executive officers of the Fund are identical to those of the Managing Shareholder.

     The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out Fund business.
Officers act under the supervision and control of the Managing Shareholder, which is entitled to remove any officer at any time. Unless otherwise specified by the Managing Shareholder, the President of the Fund has full power to act on behalf of the Fund. The Managing Shareholder expects that most actions taken in the name of the Fund will be taken by Mr. Swanson and the other principal officers in their capacities as officers of the Fund under the direction of the Managing Shareholder rather than as officers of the Managing Shareholder.

(e)  The Independent Panel Members.

     The Declaration provides for an Independent Review Panel (the "Panel"), with responsibility for independently reviewing and approving material transactions ("Ridgewood Program Transactions") between the Fund and any other investment programs sponsored by the Managing Shareholder or its Affiliates ("Ridgewood Programs").

     All Ridgewood Program Transactions (which include material transactions between the Fund or entities in which the Fund invests, on the one hand, and other Ridgewood Programs or entities in which they invest or have control, on the other), must be approved by a majority of the Panel Members (if there are only two Panel Members, both must approve) or by a Majority of the Investors. In reviewing and approving a Ridgewood Program Transaction, the Panel Members are be guided by the provisions of Delaware law regarding the responsibilities of directors of a business corporation who pass upon a transaction with an affiliated corporation. In so doing, the Panel Members are subject to duties of loyalty to the Fund and its Investors and care in reviewing the transaction, and are obligated to consider the entire fairness of the transaction to the Fund. There is no requirement, however, that the Fund participate in the transaction on identical terms with the other Ridgewood Programs. The Declaration specifies, in addition, that the Panel Members will be entitled to the benefits of the "business judgment rule" of Delaware law, which exonerates directors for their negligence or mistaken decisions in the absence of bad faith or clear conflicts of interest.

     The Independent Review Panel provisions were included in the Declaration in recognition that the Fund's investment program anticipates significant co-investment by the Fund in Projects in which other Ridgewood Programs will invest. The Managing Shareholder concluded that given the potential conflicts of interest and the additional complexities and responsibilities that characterize co-investment decisions, the Fund should create a mechanism for independent review and approval of co-investments.

     The Managing Shareholder has designated the initial Panel of three Panel Members. A majority of the incumbent Panel Members must consent for the Panel to take action. A majority of the Managing Shareholder and the incumbent Panel Members, acting together, may authorize an increase to no more than eight Panel Members (or a decrease to not fewer than two) and may fill vacancies on the Panel within 180 days. If there is no incumbent Panel Member, however, vacancies must be filled by the Managing Shareholder with the approval of a Majority of the Investors. A Panel Member may not be an Affiliate of the Fund and may not be an investment advisor or underwriter for the Fund, a person beneficially owning five percent or more of the Investor Shares, an entity in which the Fund beneficially owns five percent or more of the outstanding equity securities, an agent or employee of the Fund or its subsidiaries, a member of the immediate family of any individual described above, or a person who served at any time after the beginning of the second-to-last full calendar year as legal counsel to the Fund or the Managing Shareholder, or a partner, principal or employee of that legal counsel.

     The Panel is not required to review other transactions that might involve the Managing Shareholder or its Affiliates and the Fund, such as the Management Agreement or temporary advances of funds by the Managing Shareholder to the Fund. The Managing Shareholder, in its sole discretion, may refer such other transactions to the Panel for advice, and the Panel, in its sole discretion, may elect to review and report to the Managing Shareholder on the referred transaction, or to decline to review it. Neither the Managing Shareholder nor the Panel Members shall incur liability to the Fund or any Shareholder by their decisions to refer or not to refer, or to review or not to review, any transaction that is not a Ridgewood Program Transaction.

     The Panel Members are not trustees of the Fund, have no general fiduciary responsibility for the Fund's investments or operations, and have no continuing oversight responsibilities for the Fund. The Panel meets only on the call of the Managing Shareholder. Panel Members may resign and may be removed either for cause by action of at least two-thirds of the remaining Panel Members or for any reason by action of the holders of at least two-thirds of the Investor Shares.

     Compensation of the Panel Members is set in the Declaration at $5,000 per year, plus out-of-pocket expenses incurred.. If the Managing Shareholder certifies in the Fund's records that there is no reasonable probability that the Fund will engage in further Ridgewood Program Transactions, the Panel will be suspended and will take no further action. During that period, the Panel Members' compensation will cease. A suspended Panel may be reinstated by the Managing Shareholder at any time.

     John C. Belknap, age 52, has been chief financial officer of three national retail chains and their parent companies. In February 2000, he joined Dr. Propper's consulting firm, RP Associates, as a consultant. From September 1999 through February 2000, he was an independent financial consultant. From July 1997 through August 1999, he was Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc., a Virginia-based food manufacturer. From
December 1995 to June 1997 Mr. Belknap was Executive Vice President and Chief Financial Officer of OfficeMax, Inc., an office products superstore chain. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zale Corporation, a retail jewelry store chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 through May 1993 he also served as a director of and consultant to Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide. He also serves as an Independent Trustee of Power I and Power IV.

     Dr. Richard D. Propper, age 48, graduated from McGill University in 1969 and received his medical degree from Stanford University in 1972. He completed his internship and residency in Pediatrics in 1974, and then attended Harvard University for post doctoral training in hematology/oncology. Upon the completion of such training, he joined the staff of the Harvard Medical School where he served as an assistant professor until 1983. In 1983, Dr. Propper left academic medicine to found Montgomery Medical Ventures, one of the largest medical technology venture capital firms in the United States. He served as managing general partner of Montgomery Medical Ventures until 1993. He also serves as an Independent Trustee of Power I and of Power IV.

     Dr. Propper is currently a consultant to a variety of companies for medical matters, including international opportunities in medicine. In June 1996 Dr. Propper agreed to an order of the Commission that required him to make filings under Sections 13(d) and (g) and 16 of the 1934 Act and that imposed a civil penalty of $15,000. In entering into that agreement, Dr. Propper did not admit or deny any of the alleged failures to file recited in that order. Dr. Propper is also an acquisition consultant for Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC, the two venture capital funds sponsored by Ridgewood Capital. He receives a fixed consulting fee from those funds and contingent compensation from Ridgewood Capital. He also serves as an Independent Trustee of Power I and of Power IV.

     Seymour (Si) Robin, age 72, has been the Executive Vice President and CEO of Sensor Systems, Inc., an antenna manufacturing company located in Chatsworth, California. He has held this position since 1972. From 1949 to 1953, he owned and operated United Manufacturing Company, which specialized in aircraft and missile antennas. From 1953 to 1957, he managed Bendix Antenna Division, which specialized in aircraft and space antennas and avionics. In 1957, he started SRA Antenna Company as a manufacturer and technical consultant to worldwide manufacturers or commercial and military aircraft and space vehicles. He remained at SRA Antenna Company until 1971, at which time he became Executive Vice President and CEO of Sensor Systems, Inc.

         Mr. Robin holds degrees in mechanical and electrical engineering from Montreal Technical Institute and U.C.L.A. He is an FAA-certified pilot (multi-engine, instrument, land and sea ratings) since 1966. He has received the AMC Airline Voltaire Award for the Most Outstanding Contribution to Airline Avionics in the Past 50 Years. He also owns significant interests in commercial and residential real estate in the southwest U.S. Mr. Robin was elected as an Independent Trustee by the two other Independent Trustees and Mr. Swanson in January 2000. He also serves as an Independent Trustee of Power I and of Power IV.

 (f)  Corporate Trustee

     The Corporate Trustee of the Fund is Ridgewood Holding. Legal title to Fund property is now and in the future will be in the name of the Fund, if possible, or Ridgewood Holding as trustee. Ridgewood Holding is also a trustee of Power I, Power II, Power III, Power IV, Power V and of an oil and gas business trust sponsored by Ridgewood Energy and is expected to be a trustee of other similar entities that may be organized by Ridgewood Power and Ridgewood Energy. The President, sole director and sole stockholder of Ridgewood Holding is Robert E. Swanson; its other executive officers are identical to those of the Managing Shareholder. The principal office of Ridgewood Holding is at 1105 North Market Street, Suite 1300, Wilmington, Delaware 19899.

(g) Fiduciary Responsibilities of Managing Shareholders and Others

         The Investors and the Fund may have a number of legal remedies against the Managing Shareholders in the event they were to breach their duties. The Declaration expressly states that each Managing Shareholder is jointly and severally liable for all debts and obligations of the Fund. The intent of the Declaration is to subject the Managing Shareholders to the liabilities of general partners of a Delaware limited partnership as if the Fund were such a partnership. The Declaration does so by including the liability provisions of the Delaware Uniform Partnership Law as Sections 3.2 of the Declaration. Under the law of Delaware, such general partners are accountable as fiduciaries and must exercise the utmost good faith and integrity in handling partnership affairs. In managing the Fund, however, it is likely that the Managing Shareholders and the Corporate Trustee would be entitled to the benefits of the "business judgment rule" of Delaware law, which provides that the courts will not hold the manager of a business entity liable for its negligence or mistaken decisions in the absence of bad faith or clear conflict of interests. Further, the Declaration of Trust expressly states that the Managing Shareholders and other Ridgewood Managing Persons have no liability for their conduct if they determined in good faith that it was in the Fund's best interests and the conduct was neither reckless nor willful misconduct. See ARTICLE III OF THE DECLARATION OF TRUST.

         The Declaration imposes the responsibilities of directors of a Delaware corporation on Panel Members to the extent that they review and approve Ridgewood Program Transactions. See Item 5(e) -INDEPENDENT REVIEW PANEL, ABOVE. The Panel Members have no responsibility or fiduciary duty as to any other aspect of the Fund except to the limited extent that they may report to the Managing Shareholder on matters expressly referred to them. There is no Delaware statute or case law addressing the extent to which approval of Ridgewood Program Transactions or other matters by the Independent Review Panel would protect the Managing Shareholders or other persons from liabilities to the Fund or the Investors. As mentioned in the preceding paragraph, the Declaration states that Ridgewood Managing Persons acting in good faith and without recklessness are not liable for their conduct. The Managing Shareholders believe that approval by the Independent Review Panel ordinarily should establish such good faith and lack of recklessness. Further, Section 3.5(b) of the Declaration states that

No act of the Fund shall be affected or invalidated by the fact that a Managing Person may be a party to or has an interest in any contract or transaction of the Fund if . . . [it] (iii) is a Ridgewood Program Transaction authorized under
Section 12.14(d) [by vote of the Independent Panel Members] or (iv) has been approved by the vote of an Independent Panel or (v) has been approved by the vote of a Majority of Voting Shares.

         The Delaware Act expressly provides that a Shareholder may bring an action in the right of the Fund (i.e., a derivative action) to recover damages from any person (which may include the Managing Shareholders, their manager or officers, or others) if the Corporate Trustee has refused to bring the action or an effort to cause the Trustee to do so is not likely to succeed. The Delaware Act contains certain limitations and rights regarding the prosecution of a trust derivative action. The common or statutory law of other jurisdictions may also grant rights to bring a derivative action. The common or statutory law of Delaware or other jurisdictions may also grant to an Investor the right to institute legal action on his own behalf and that of all other similarly situated Investors (i.e., a class action) to recover damages against the Managing Shareholders, the Corporate Trustee, the officers of the Fund or others.
         Under the common law as in effect in many jurisdictions, an equitable action for an accounting by a trustee and beneficiaries of a trust (such as the Shareholders) is available. In addition, the equity powers of a court may be invoked in proper cases to direct a trustee's actions, to replace a trustee or to reform a trust instrument. As permitted by the Delaware Act, however, the Declaration provides that no person will be entitled to require an accounting at any time or to elect a judicial, administrative or executive supervisory proceeding that is applicable to non-business trusts. The applicability of these common law remedies to a Delaware business trust's operations in light of the Declaration is extremely uncertain and there can be no assurance that the Declaration's limitations of remedies would be recognized in full.

         The Managing Shareholders are not trustees of the Fund, although they have complete and exclusive power to direct the Corporate Trustee and to direct the management of the Fund and although they may take action on behalf of the Fund. Under the Delaware Act, neither the existence of these powers nor their exercise causes the Managing Shareholders to be deemed trustees in the absence of a provision in the Declaration to that effect. No such provision is included in the Declaration. Accordingly, the Managing Shareholders are not express trustees of the Fund and if there were legal remedies that could only be obtained against a trustee by the Investors those remedies would not be available to the Investors against the Managing Shareholders. The Fund does not know of any such remedy, other than actions for an accounting and other supervisory proceedings, which are barred by the Declaration.

         The Declaration states that each Investor is entitled to obtain the following information from the Fund upon reasonable written demand stating the purpose of the demand (which must be reasonably related to the Investor's interest in the Fund): (i) true and full information regarding the Fund's business and financial condition and the contributions to the Fund; (ii) copies of tax returns, the Declaration and the certificate of trust, as amended; and
(iii) other reasonable information regarding the Fund. The Fund may establish reasonable standards and limitations on disclosures of information and costs of providing that information will be borne by the requesting Investor.

(h)  RPMCo.

     RPMCo is wholly owned by Robert E. Swanson. For Projects for which the Fund decides to take operating responsibility itself, the Fund will cause the Fund's subsidiary that owns the Project to enter into an "Operation Agreement" under which RPMCo, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Project. RPMCo will charge the Fund at its cost for these services and for the Fund's allocable amount of certain overhead items. RPMCo shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPMCo, the Managing Shareholder may, but is not required to, charge RPMCo at cost for the allocated amounts and such allocated amounts will be borne by the Fund and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

     The Fund does not currently own any Independent Power Projects or other facilities managed by RPMCo and accordingly no Operation Agreement is in effect. The Fund has not made any material payments to RPMCo.

     Initially, the Managing Shareholder does not anticipate charging RPMCo for the full amount of rent, utility supplies and office expenses allocable to RPMCo. As a result, both initially and on an ongoing basis the Managing
Shareholder believes that RPMCo's charges for its services to the Fund are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPMCo will not receive any compensation in excess of its costs.

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPMCo; and allocations will be made in a manner consistent with generally accepted accounting principles.

     RPMCo will not provide any services related to the administration of the Fund, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPMCo will not have the power to act in the Fund's name or to bind the Fund, which will be exercised by the Managing Shareholder or the Fund's officers.

     The Operation Agreements will not have a fixed term and will be terminable by RPMCo, by the Managing Shareholder or by vote of a majority in interest of Investors, on 60 days' prior notice. The Operation Agreements may be amended by agreement of the Managing Shareholder and RPMCo; however, no amendment that materially increases the obligations of the Fund or that materially decreases the obligations of RPMCo shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

     The executive officers of RPMCo are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Brown (Senior Vice President and Chief Operating Officer), Mr. Quinn (Senior Vice President and Chief Financial Officer) and Ms. Olin (Vice President). Douglas V. Liebschner, Vice President - Operations, is a key employee.

     Douglas V. Liebschner, age 51, joined RPMCo in June 1996 as Vice President of Operations. He has over 27 years of experience in the operation and maintenance of power plants. From 1992 until joining RPMCo, he was employed by Tampella Services, Inc., an affiliate of Tampella, Inc., one of the world's largest manufacturers of boilers and related equipment for the power industry. Mr. Liebschner was Operations Supervisor for Tampella's Piney Creek project, a $100 million bituminous waste coal fired circulating fluidized bed ("CFB") power plant. Between 1989 and 1992, he supervised operations of a waste to energy plant in Poughkeepsie, N.Y. and an anthracite-waste-coal-burning CFB in Frackville, Pa. From 1969 to 1989, Mr. Liebschner served in the U.S. Navy, retiring with the rank of Lieutenant Commander. While in the Navy, he served mainly in billets dealing with the operation, maintenance and repair of ship propulsion plants, twice serving as Chief Engineer on board U.S. Navy combatant ships. He has a Bachelor of Science degree from the U.S. Naval Academy, Annapolis, Md.

(i)  Section 16(a) Beneficial Ownership Reporting Compliance

     All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 1999.

Item 11.  Executive Compensation.

     The Fund reimburses RPMCo at cost for services provided by RPMCo's employees and reimburses the Managing Shareholders at allocated cost for services outside the scope of the Management Agreement; no such reimbursement per employee exceeded $60,000 in 1998 or 1999. Information as to the fees payable to the Managing Shareholders and certain affiliates is contained at Item 13 Certain Relationships and Related Transactions.

     As compensation for services rendered to the Fund, pursuant to the Declaration, each Independent Panel Member is entitled to be paid by the Fund the sum of $5,000 annually and to be reimbursed for all reasonable out-of-pocket expenses relating to attendance at Board meetings or otherwise performing his duties to the Fund. Accordingly in January 1999 and following years the Fund paid each Independent Panel Member $5,000 for his services. The Independent Panel Members and the Managing Shareholders are entitled to review the compensation payable to the Independent Panel Members annually and increase or decrease it as they see reasonable. The consent of a majority of the Panel Members and the consent of the Managing Shareholders is necessary for a change in compensation. The Fund is not entitled to pay the Independent Panel Members compensation for consulting services rendered to the Fund outside the scope of their duties to the Fund without similar approval.

     Ridgewood Holding, the Corporate Trustee of the Fund, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Fund expenses incurred by it which are properly reimbursable under the Declaration.

     For information concerning the Fund's Key Employee Incentive Plan, see Item
11(j)  of  the  Fund's   Registration   Statement  on  Form  10.  No  awards  or
determinations of eligibility have been made under the Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Ridgewood Power purchased for cash one full Investor Share (as of April 13, 2000, .156%). By virtue of its purchase of an Investor Share, Ridgewood Power is entitled to the same ratable interest in the Fund as all other purchasers of Investor Shares. Except for Mr. Robin, who owns 10 Investor Shares (1.56%), no other Trustees or executive officers of the Fund acquired Investor Shares in the Fund's offering. No person beneficially owns 5% or more of the Investor Shares.

     The Managing Shareholder was issued one Management Share in the Fund representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder (excluding its interest in the Fund attributable to Investor Shares it acquired in the offering). The management rights of the Managing Shareholder are described in further detail above at Item 1 - Business and below in Item 10. Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Fund and its allocable share of the Fund's net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13 -- Certain Relationships and Related Transactions.

Item 13.  Certain Relationships and Related Transactions.

     The Declaration provides that cash flow of the Fund, less reasonable reserves which the Fund deems necessary to cover anticipated Fund expenses, is to be distributed to the Shareholders from time to time as the Fund deems appropriate. The allocation of distributions between the Investors and the Managing Shareholder is described at Item 11(a) - Description of Registrant's Securities to be Registered - Distribution and Dissolution Rights.

     The Fund made distributions in 1999 to Power VI Co totalling $9,300. or any other person. The Fund paid fees to the Managing Shareholders and its affiliates as follows:

Fee                    Paid to        1998          1999

Investment fee        Ridgewood
                      Power          $577,813    $560,650
Placement agent fee   Ridgewood
 and sales commis-    Securities
 sions                Corporation     304,031     188,842
Organizational,       Ridgewood
 distribution and     Power
 offering fee                       1,776,189   1,698,842
Due diligence         Ridgewood
 Expenses(a)          Power           868,208     708,658

(a)      Includes reimbursement for fees and expenses of third parties.

     The investment fee equaled 2% of the proceeds of the offering of Investor Shares and was payable for the Managing Shareholder's services in investigating and evaluating investment opportunities and effecting investment transactions. The placement agent fee (1% of the offering proceeds) and sales commissions were also paid from proceeds of the offering, as was the organizational, distribution and offering fee (5% of offering proceeds) for legal, accounting, consulting, filing, printing, distribution, selling, closing and organization costs of the offering.

     In addition to the foregoing, the Fund reimbursed the Managing Shareholder and RPMCo at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Fund business and for certain expenses related to management of Projects.

     Other  information in response to this item is reported in response to Item
12. Executive Compensation, which information is incorporated by reference into this Item 13.

     Mr. Swanson is a director of ZAP. In September 1999, he purchased a franchise to distribute ZAP's products on eastern Long Island, in New York State and paid $10,000 to ZAP for the franchise and $18,747 for inventory during 1999.

     Mr. Swanson also received a warrant to purchase an additional 100,000 shares of ZAP's common stock at a price of $6.25, expiring in December 2002. This warrant was granted to him in consideration of his services as a director of ZAP. Mr. Swanson has assigned the warrant to Ridgewood Zap, LLC without consideration. In so doing, he does not represent that he acts as a director on behalf of Ridgewood Zap, LLC or the Fund or that he is obligated to assign any compensation he receives from ZAP.

         Other  information  in response to this item is reported in response to
Item 12. Executive Compensation, which information is incorporated by reference into this Item 13.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.

     No Form 8-K was filed with the Commission by the Registrant during the quarter ending December 31, 1999.

 (c)  Exhibits

      3.A. Certificate of Trust of the Registrant. Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

     3.B. Amendment No. 1 to Certificate of Trust. Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

     3.C. Declaration of Trust of the Registrant. Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

     10.A. Stock and Warrant Purchase Agreement for ZAP Power Systems, Inc. Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

     10.B. Warrant for Purchase of Common Stock of ZAP Power Systems, Inc. Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

     10.C Investors' Rights Agreement with ZAP Power Systems, Inc. Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

     10.D. Milestone letter agreement with ZAP Power Systems, Inc. Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

     10.E. Letter agreement re board representation with ZAP Power Systems, Inc. Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

     10.F. Management Agreement between the Fund and Managing Shareholders Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

     10.G. Key Employees' Incentive Plan.  Incorporated by reference to the same
Exhibit in the Registrant's Registration Statement on Form 10.


     10.H. Agreement of Merger between Ridgewood Power Corporation and Ridgewood Power LLC. Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

     24.   Powers of Attorney                           Page

     27.   Financial Data Schedule                      Page

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                     Title                          Date



THE RIDGEWOOD POWER GROWTH FUND (Registrant)

By:/s/ Robert E. Swanson    President and Chief     April 14, 2000
       Robert E. Swanson     Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President and Chief    April 14, 2000
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn      Senior Vice President and
       Martin V. Quinn    Chief Financial Officer  April 14, 2000

By:/s/ Christopher Naunton    Director of Finance  April 14, 2000
       Christopher Naunton   and Chief Accounting Officer

RIDGEWOOD POWER LLC  Managing Shareholder  April 14, 2000

By:/s/ Robert E. Swanson    President
       Robert E. Swanson

 /s/ Robert E. Swanson  *   Independent Trustee    April 14, 2000
       John C. Belknap

 /s/ Robert E. Swanson  *   Independent Trustee    April 14, 2000
      Richard D. Propper

 /s/ Robert E. Swanson*     Independent Trustee    April 14, 2000
         Seymour Robin

  As attorney-in-fact for the Independent Trustee

                         The Ridgewood Power Growth Fund

                        Consolidated Financial Statements

                           December 31, 1999 and 1998

                      Report of Independent Accountants


To the Shareholders and Trustees of
The Ridgewood Power Growth Fund:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Ridgewood Power Growth Fund (the "Fund") and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period February 9, 1998 (commencement of share offering) through December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP
New York, NY
March 24, 2000

The Ridgewood Power Growth Fund
Consolidated Balance Sheet
--------------------------------------------------------------------------------

                                                       December 31,
                                               ----------------------------
                                                   1999             1998
                                               ------------    ------------
Assets:
Cash and cash equivalents ..................   $ 35,732,660    $ 25,256,560
Due from affiliates ........................        316,833           9,330
Other current assets .......................        156,644          86,348
                                               ------------    ------------
  Total current assets .....................     36,206,137      25,352,238

Investment in:
Zap World.com ..............................      3,441,809            --
Egypt Projects .............................      4,736,092            --
Mediterranean Fiber Optic Project/GFG ......      1,497,670            --

Deferred due diligence costs ...............           --           381,192
                                               ------------    ------------
  Total assets .............................   $ 45,881,708    $ 25,733,430
                                               ------------    ------------

Liabilities and shareholders' equity:

Liabilities:
Accounts payable and accrued expenses ......   $    216,795    $    264,620
Due to affiliates ..........................          7,487       1,114,129
                                               ------------    ------------
  Total current liabilities ................        224,282       1,378,749
                                               ------------    ------------
Commitments and contingencies

Shareholders' equity:
Shareholders' equity (563.16 and
 296.8815 investor shares issued and
 outstanding at December 31, 1999 and
 1998, respectively) .......................     46,548,589      24,388,198
Subscriptions receivable ...................       (863,500)        (25,000)
                                               ------------    ------------
  Shareholders' equity, net ................     45,685,089      24,363,198
Managing shareholders' accumulated
 deficit (1 management share issued and ....        (27,663)         (8,517)
                                               ------------    ------------
  Total shareholders' equity ...............     45,657,426      24,354,681
                                               ------------    ------------
  Total liabilities and shareholders' equity   $ 45,881,708    $ 25,733,430
                                               ------------    ------------











        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Operations
--------------------------------------------------------------------------------

                                                     Commencement
                                                     of Share Offering
                                For the Year Ended   (February 9, 1998) Through
                                 December 31, 1999    December 31, 1998
                                       -----------    -----------

Revenue:
Interest income ....................   $ 1,447,920    $   494,002
Equity interest in loss of:
 Zap World.com .....................      (639,915)          --
 Egypt Projects ....................      (197,759)          --
 Mediterranean Fiber Optic/GFG .....       (49,163)          --
                                       -----------    -----------
 Total revenue .....................       561,083        494,002
                                       -----------    -----------

Expenses:
 Investment fee paid to the managing
  shareholders .....................       560,650        577,813
 Project due diligence costs .......       868,208        708,658
 Accounting and legal fees .........        39,878         31,000
 Other expenses ....................        72,887         28,276
                                       -----------    -----------

 Total expenses ....................     1,541,623      1,345,747
                                       -----------    -----------

 Net loss ..........................   $  (980,540)   $  (851,745)
                                       -----------    -----------


















        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity
For The Year Ended December 31, 1999 and the Period February 9, 1998 (Commencement of Share Offering) To December 31, 1998
--------------------------------------------------------------------------------


                                                          Subscriptions   Managing
                                          Shareholders     Receivable    Shareholders       Total
                                          ------------    ------------   ------------    ------------

Initial capital contributions, net
   (296.8815 investor shares and 1
   management share) ..................   $ 25,231,426    $    (25,000)   $       --      $ 25,206,426

Net loss for the period ...............       (843,228)           --            (8,517)       (851,745)
                                          ------------    ------------    ------------    ------------

Shareholders' equity, December 31, 1998
   (296.8815 investor shares and 1
   management share) ..................     24,388,198         (25,000)         (8,517)     24,354,681

Capital contributions, net (266.2785
   investor shares) ...................     24,055,886        (838,500)           --        23,217,386

Distributions .........................       (924,760)           --            (9,341)       (934,101)

Net loss ..............................       (970,735)           --            (9,805)       (980,540)
                                          ------------    ------------    ------------    ------------

Shareholders' equity, December 31, 1999
   (563.16 investor shares and 1
   management share) ..................   $ 46,548,589    $   (863,500)   $    (27,663)   $ 45,657,426
                                          ------------    ------------    ------------    ------------









        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                           Commencement of Share
                                                             Offering (February
                                        For The Year Ended    9, 1998) Through
                                         December 31, 1999    December 31, 1998
                                              ------------    ------------

Cash flows from operating
 activities:
Net loss ..................................   $   (980,540)   $   (851,745)
                                              ------------    ------------
Adjustments to reconcile
 net loss to net cash flows
 from operating activities:
 Equity interest in loss of
 Zap World.com ............................        639,915            --
 Equity interest in loss of
 Egypt Projects ...........................        197,759            --
 Equity interest in loss of
 Mediterranean Fiber Optic/GFG ............         49,163            --
 Changes in assets and
  liabilities:
  Increase in due from affiliates .........       (307,503)         (9,330)
  Increase in other current
   assets .................................        (70,296)        (86,348)
  (Decrease) increase in
   accounts payable and
   accrued expenses .......................        (47,825)        264,620
  (Decrease) increase in due
   to affiliate ...........................     (1,106,642)      1,114,129
                                               ------------   ------------
    Total adjustments .....................       (645,429)      1,283,071
                                              ------------    ------------

Net cash (used in) provided
 by operating activities ..................     (1,625,969)        431,326
                                              ------------    ------------
Cash flows from investing
 activities:
Investment in Zap World.com ...............     (4,081,724)           --
Investment in Egypt Projects ..............     (4,933,851)           --
Investment in Mediterranean
 Fiber Optic/GFG ..........................     (1,546,833)           --
Decrease (increase) in
 deferred due diligence costs .............        381,192        (381,192)
                                              ------------    ------------
Net cash used in investing
 activities ...............................    (10,181,216)       (381,192)
                                              ------------    ------------
Cash flows from financing activities:
Proceeds from shareholders' contributions .     27,458,014      29,613,468
Selling commissions and offering costs paid     (4,240,628)     (4,407,042)
Cash distributions to shareholders ........       (934,101)           --
                                              ------------    ------------
Net cash provided by financing
 activities ...............................     22,283,285      25,206,426
                                              ------------    ------------

Net increase in cash and
 cash equivalents .........................     10,476,100      25,256,560

Cash and cash equivalents,
 beginning of period ......................     25,256,560            --
                                              ------------    ------------

Cash and cash equivalents,
 end of period ............................   $ 35,732,660    $ 25,256,560
                                              ------------    ------------






        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Purpose

The Ridgewood Power Growth Fund (the "Fund") was formed as a Delaware business trust in February 1997 by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholders of the Fund are Ridgewood Power LLC ("RPC", formerly Ridgewood Power Corporation) and Ridgewood Power VI LLC ("RP6C", formerly Ridgewood Power VI Corporation). The Fund began offering shares on February 9, 1998 and may issue up to a maximum of 1,000 shares. Ridgewood Capital Management LLC ("RCC", formerly Ridgewood Capital Corporation) provides most services required to support the offering. RPC, RP6C and RCC are related through common ownership. The Fund had no operations prior to the commencement of the share offering.

The Fund has been organized to invest primarily in independent power generation facilities and other capital facilities. These independent power generation facilities will include cogeneration facilities, which produce both electricity and heat energy and other power plants that use various fuel sources (except nuclear).

2.       Summary of Significant Accounting Policies

Principles of consolidation and accounting for investments
The  consolidated  financial  statements  include the accounts of the Fund and a
wholly-owned  affiliate.  All  material  intercompany   transactions  have  been
eliminated.

The Trust uses the equity method of accounting for its investments in affiliates in which the Trust has the ability to exercise significant influence over the operating and financial policies of the affiliate but does not control the affiliate. The Trust's share of the earnings of the affiliates is included in the consolidated results of operations.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Cash and cash equivalents
The Fund considers all highly liquid investments with maturities when purchased of three months or less as cash and cash equivalents. Cash and cash equivalents consist of funds deposited in bank accounts.

Income taxes
No provision is made for income taxes in the accompanying financial statements as the income or losses of the Fund are passed through and included in the tax returns of the individual shareholders of the Fund.

Offering costs
Costs associated with offering Fund shares (selling commissions, distribution and offering costs) are reflected as a reduction of the shareholders' capital contributions.

Due diligence costs relating to potential power projects
Costs relating to the due diligence performed on potential power project investments are initially deferred, until such time as the Fund determines whether or not it will make an investment in the project. Costs relating to completed projects are capitalized and costs relating to rejected projects are expensed at the time of rejection.

These costs consist of payments for consultants and other unaffiliated parties performing financial, engineering, legal and other due diligence procedures and negotiations. It also includes travel and other out-of-pocket costs incurred by employees of affiliates of the managing shareholders investigating potential project investments.

Subscriptions receivable
Capital contributions are recorded upon receipt of the appropriate subscription documents. Subscriptions receivable from shareholders are reflected as a reduction of shareholders' equity.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Investments

The Trust has the following investments:

                                        Accounting   Investment at December 31,
                                                        ------------------
               Project Name               Method           1999      1998
-------------------------------------   -------------   ----------   -----

ZAP World.com .......................   Equity Method   $3,441,809   $--
Egypt Projects ......................   Equity Method    4,736,092    --
Mediterranean Fiber Optic Project/GFG   Equity Method    1,497,670    --
                                                        ----------   -----
                                                        $9,675,571   $---
                                                        ----------   -----

ZAP World.com
On March 30, 1999, the Fund, through a wholly owned subsidiary, purchased 678,808 shares of common stock of ZAP World.com ("ZAP") for $2,050,000. ZAP, headquartered in Sebastopol, California, designs, assembles, manufactures and distributes electric power bicycle kits, electric bicycles and tricycles and electric scooters. ZAP's common stock is quoted on the OTC Bulletin Board under the symbol "ZAPP". The Fund also received a warrant to purchase additional shares of ZAP's common stock at a price between $3.50 and $4.50 per share. The Fund exercised the warrant in June 1999 and purchased 571,249 additional shares for $2,000,000. The Fund owns approximately 27% of the outstanding common stock of ZAP. In December 1999, the Fund received a warrant to purchase an additional 100,000 shares of ZAP at a price of $6.25 per share which expires in December 2002.

The Fund's investment in ZAP is accounted for using the equity method of accounting. Accordingly, the accompanying statement of operations includes the Fund's interest in ZAP's results of operations since the acquisition of the shares.

The following pro forma information presents the results of operations of the Fund as if the purchases had occurred on January 1, 1999:

                             For the Year Ended
                              December 31, 1999
                      Revenue           $     433,989
                      Net income           (1,108,354)

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the purchases occurred on January 1, 1999, or of future results.

Summarized financial information for ZAP is as follows:

Balance Sheet Information

                                                        December 31, 1999
                                               ----------------------------

Current assets                                                 $ 5,418,000
Non-current assets                                               2,141,900
                                               ----------------------------
Total assets                                                   $ 7,559,900
                                               ----------------------------

Liabilities                                                    $ 1,172,100
Shareholders' equity                                             6,387,800
                                               ----------------------------
Liabilities and shareholders' equity                            $7,559,900
                                               ----------------------------

Statement of Operations Information

                                               For the Year Ended December
                                                         31, 1999
                                               ----------------------------

Revenues                                                       $6,437,200
Expenses                                                        8,223,400
                                               ----------------------------
Net loss                                                     $ (1,786,200)
                                               ----------------------------

Egypt Projects
In 1999, the Fund and Ridgewood Electric Power Trust V ("Trust V") jointly formed a company to develop electric power and water purification plants for resort hotels in Egypt. The first projects are expected to begin operation in the first half of 2000. The Fund and Trust V own undivided interests in the Egyptian projects in proportion to the capital they contributed. Through December 31, 1999, the Fund and Trust V each contributed $4,933,851 to the Egypt Projects.

The Fund's investment in the Egypt Projects is accounted for under the equity method of accounting. The Fund's equity in the loss of the Egypt Projects has been included in the financial statements since the inception of the projects.

Summarized financial information for the Egypt Projects is as follows:

Balance Sheet Information

                                                 December 31, 1999
                                            ----------------------------

Current assets                                               $  719,794
Non-current assets                                            9,567,984
                                            ----------------------------
Total assets                                               $ 10,287,778
                                            ----------------------------

Liabilities                                                  $  815,592
Shareholders' equity                                          9,472,186
                                            ----------------------------
Liabilities and shareholders' equity                       $ 10,287,778
                                            ----------------------------

Statement of Operations Information

                                            For the Year Ended December
                                                       31, 1999
                                            ----------------------------

Interest income                                               $  7,794
Expenses                                                       403,312
                                            ----------------------------
Net loss                                                    $ (395,518)
                                            ----------------------------

Mediterranean Fiber Optic Project/GFG
In September 1999, the Fund and Trust V made a joint investment of $3,000,000 in Global Fiber Group ("GFG"), which is in the process of developing an underwater fiber optic cable in the Western Mediterranean (the "Mediterranean Fiber Optic Project"). The investment, which was funded equally by the Fund and Trust V, provides for a 25% ownership interest in GFG and the right to invest in projects developed by GFG. The Fund and Trust V anticipate equally funding an $18,000,000 joint venture investment in the Mediterranean Fiber Optic Project in the second quarter of 2000.

The Fund's investment in the Mediterranean Fiber Optic Project/GFG is accounted for under the equity method of accounting. The Fund's equity in the loss of the Mediterranean Fiber Optic Project/GFG has been included in the financial statements since the inception of the projects.

Summarized financial information for GFG is as follows:

Balance Sheet Information

                                                         December 31, 1999
                                               ----------------------------

Current assets                                                   $  90,030
Non-current assets                                               2,826,128
                                               ----------------------------
Total assets                                                   $ 2,916,158
                                               ----------------------------

Shareholders' equity                                           $ 2,916,158
                                               ----------------------------

Statement of Operations Information

                                               For the Three Months Ended
                                                     December 31, 1999
                                               ----------------------------

Revenues                                                        $ 346,059
Expenses                                                          430,001
                                               ----------------------------
Net loss                                                        $ (83,942)
                                               ----------------------------

4.       Fair Value of Financial Instruments

At December 31, 1999 and 1998, the carrying value of the Fund's cash and cash equivalents and accounts payable approximated their fair value.

5.       Transactions With Managing Shareholders and Affiliates

The Fund pays RCC an organizational, distribution and offering fee up to 6% of each capital contribution made to the Fund. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Fund. For the year ended December 31, 1999 and the period from February 9, 1999 to December 31, 1998, the Fund paid fees for these services to RCC of $1,698,451 and $1,776,189, respectively. These fees are recorded as a reduction in the shareholders' capital contribution.

The Fund also pays to RPC, one of the managing shareholders, an investment fee up to 2% of each capital contribution made to the Fund. The fee is payable to RPC for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Fund. For the year ended December 31, 1999 and the period from February 9, 1999 to December 31, 1998, the Fund paid investment fees to the managing shareholder of $560,650 and $577,813, respectively.

The Fund entered into a management agreement with RP6C, one of the managing shareholders, under which RP6C renders certain management, administrative and advisory services and provides office space and other facilities to the Fund. As compensation to the RP6C for such services, the Fund pays it an annual management fee equal to 2.5% of the total capital contributions to the Fund payable monthly upon the closing of the Fund. The Fund is not closed and no management fees were paid through December 31, 1999. The amount of the annual management fee will be determined when the Fund closes and the total capital contributions are known. If the Fund were to have closed on December 31, 1999, the annual management fee would have been $1,340,400.

The Fund reimburses the managing shareholders and affiliates for expenses and fees of unaffiliated persons engaged by the managing shareholders for fund business. The managing shareholders or affiliates originally paid all project due diligence costs, accounting and legal fees and other expenses shown in the statement of operation and were reimbursed by the Fund.

Under the Declaration of Fund, RP6C is entitled to receive each year 1% of all distributions made by the Fund (other than those derived from the disposition of Fund property) until the shareholders have been distributed each year an amount equal to 12% of their equity contribution. Thereafter, RP6C is entitled to receive 25% of the distributions for the remainder of the year. RP6C is entitled to receive 1% of the proceeds from dispositions of Fund properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). After Payout, RP6C is entitled to receive 25% of all remaining distributions of the Fund.

Income is allocated to the managing shareholders until the profits equal distributions to the managing shareholders. Then, income is allocated to the investors, first among holders of Preferred Participation Rights until such allocations equal distributions from those Preferred Participation Rights, and then among Investors in proportion to their ownership of investor shares. If the Fund has net losses for a fiscal period, the losses are allocated 99% to the Investors and 1% to the managing shareholders.

Where permitted, in the event the managing shareholders or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Fund, the managing shareholders or such affiliate may charge the Fund a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 1999.

The corporate trustee of the Fund, Ridgewood Energy Holding Corporation, an affiliate of the managing shareholders through common ownership, received no compensation from the Fund.

Amounts due to and from affiliates are non-interest bearing and are usually settled within thirty days. Such amounts arise from the delay between when expenses are paid by the Fund or affiliates and when reimbursement occurs.

RPC purchased one investor share of the Fund for $83,000 in 1998. Through December 31, 1999, commissions and placement fees of $492,873 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholders.

6.       Preferred Participation Rights

Preferred Participation Rights were given to each shareholder whose subscription was fully completed and paid for and accepted prior to December 31, 1998. Each Preferred Participation Right entitled the holder to an aggregate distribution priority of $1,000. The number of Preferred Participation Rights earned per investor share was equal to the number of whole or partial months from the date of the acceptance of the subscription to December 31, 1998, except that subscriptions from December 1 through December 31, 1998 were treated on the same basis as subscriptions received in November 1998. A total of 1,890 Preferred Participation Rights were issued.

During 1999, cash distributions were first allocated 99% to holders of preferred participation rights and 1% to the managing shareholders until shareholders receive distributions equal to $1,000 for each Right earned.

7.       Management Share

The  Fund  granted  the  managing   shareholders  a  single   Management   Share
representing  the  managing  shareholders'   management  rights  and  rights  to
distributions of cash flow.

8.       Key Employees Incentive Agreement

The Key Employees Incentive Plan (the "Plan") was adopted by the Fund in February 1998 and permits the managing shareholders to designate key executives and employees of the Fund and its operating companies to receive Incentive Shares.

The managing shareholders and persons granted Incentive Shares under the Plan are entitled to receive a portion of the Fund's cash flow as follows:

                             Prior to Payout                    After Payout

Net Operating              Managing Shareholders         Managing Shareholders.
Cash Flow                              Up to 20%                            20%
after Investors
obtain 12%                     Plan Participants              Plan Participants
cumulative                              Up to 5%                             5%
return

Net Cash                  Managing Shareholders          Managing Shareholders
Flow from                                    1%                             20%
Dispositions                  Plan Participants               Plan Participants
                                          Zero                               5%

The managing shareholders and Plan participants will be entitled to cash flow on a proportionate basis, meaning that if the cash flow allocable to them is less than the maximum percentages stated in the table, that cash flow will be distributed pro rata between the managing shareholders and Plan participants.

At the closing of the private placement offering of Investor Shares, the Fund will create a number of Incentive Shares equal to 1/15 of the total number of Investor Shares sold in the offering. Each Incentive Share will be entitled to a pro-rata share of the cash flow distributable to Plan participants in the table above.

Until Incentive Shares are actually issued, the cash flow, if any, distributable to those Shares will be distributed to the managing shareholders. No Incentive Shares have been issued by the managing shareholders.

Each issued and outstanding Incentive Share has voting rights equal to one Investor Share.

9.  Potential Investment in UK Landfill Gas Plants

On June 30, 1999, Trust V entered into agreements with the stockholders of Combined Landfill Projects Limited ("CLP"), of London, England, for a $16.1 million purchase of 100% of the equity interest in six landfill gas power plants, as well as the rights to develop and construct another 20 landfill gas plants in Great Britain. The estimated cost of the package of completed plants and the 20 developmental sites, if all the developmental plants are built, is $36 to $38 million. Trust V supplied the first $16.1 million of the purchase price and developmental equity and the Fund will supply the remainder of the developmental equity. To the extent that the Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects.

                Report of Independent Certified Public Accountant





To the Board of Directors and Stockholders
ZAPWORLD.COM

We have audited the accompanying consolidated balance sheet for ZAPWORLD.COM and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above represent fairly, in all material respects, the consolidated financial position of ZAPWORLD.COM and subsidiaries as of December 31, 1999, and the consolidated results of their operations and their cash flows for each of the years in the two year period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

GRANT THORNTON, LLP



San Francisco, California
March 1, 2000

                          ZAPWORLD.COM and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 1999
                                   (Hundreds)

                                     ASSETS

CURRENT ASSETS
   Cash ....................................................   $3,183,900
   Accounts receivable, less  allowance
    for doubtful accounts of $35,000 .......................      352,700
   Inventories .............................................    1,725,100
   Note receivable .........................................       20,000
   Prepaid expenses and other assets .......................      303,000
                                                               ----------

     Total current assets ..................................    5,584,700

PROPERTY AND EQUIPMENT - less accumulated depreciation .....      350,300
                                                               ----------

OTHER ASSETS
   Patents & Trademarks, less accumulated amortization .....    1,176,100
   Goodwill ................................................      112,200
   Advance to retail stores and technology companies .......      478,800
   Deposits ................................................       24,500
                                                               ----------

         Total other assets ................................    1,791,600

         Total assets ......................................   $7, 726,600
                                                               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable ........................................   $  742,200
   Accrued liabilities .....................................      367,900
   Current maturities of long-term debt ....................       15,300
   Current maturities of obligations under capital leases ..        9,000
                                                               ----------

         Total current liabilities .........................    1,134,400

OTHER LIABILITIES
   Long-term debt, less current maturities .................       24,200
   Obligations under capital leases, less current maturities       13,500

         Total other liabilities ...........................       37,700

STOCKHOLDERS' EQUITY
   Preferred  stock,   authorized
   10,000,000   shares;  no  shares
   issued  or outstanding  Common  stock,
   authorized  20,000,000  shares of
   no par  value; issued and outstanding 5,109,180 ..........  12,053,200
   Accumulated deficit  .....................................  (5,118,100)
   Unearned compensation  ...................................    ( 95,800)
                                                                ---------
                                                                6,839,300
   Less: notes receivable from shareholders .................    (284,800)
         Total stockholders' equity..........................   6,554,500

Total liabilities and stockholders' equity ..................  $7,726,600




The accompanying notes are an integral part of the consolidated financial statements.

                          ZAPWORLD.COM and Subsidiaries
                      Consolidated Statements of Operations
                      Year ended December 31, 1998 and 1999
                     (Hundreds, except shares and per share
                                    amounts)

                                             1999           1998
                                             -----          ----

NET  SALES ...........................   $ 6,437,200    $ 3,518,600

COST OF GOODS SOLD ...................     4,446,400      2,391,300
                                         -----------    -----------

              GROSS PROFIT ...........     1,990,800      1,127,300

OPERATING EXPENSES
    Selling ..........................       967,700      1,186,700
    General and administrative .......       979,200      1,945,000
    Research and development .........       202,600        364,600
                                           3,496,300      2,149,500

LOSS FROM OPERATIONS .................    (1,505,500)    (1,022,200)
                                         -----------    -----------

OTHER INCOME (EXPENSE)

    Interest expense .................      (100,300)      (267,300)
    Other income .....................        81,000           --
    Miscellaneous ....................          --           13,900
                                          -----------    -----------
                                            (186,300)       (86,400)

              LOSS BEFORE INCOME TAXES    (1,691,800)    (1,108,600)
                                         -----------    -----------

PROVISION FOR INCOME TAXES                       800            800
                                         -----------    -----------

              NET LOSS ...............   $(1,692,600)   $(1,109,400)
                                         ============   ============

NET LOSS PER COMMON SHARE
    Basic and diluted                     $   (0.43)      $   (0.42)
                                          =========       =========

SHARES USED IN CALCULATION OF
 NET LOSS PER SHARE                       3,927,633       2,614,563
                                          =========       =========






   The accompanying notes are an integral part of the consolidated financial statements.

                                           ZAPWORLD.COM and Subsidiaries
                                  Consolidated Statement of Stockholders' Equity
                                      Years Ended December 31, 1998 and 1999

                                       Common Stock      Accumulated     Unearned        Note
                                                                                    Receivable
                                   Shares       Amount     Deficit     Compensation     From         Total
                                                                       and services   Shareholder
  (Hundreds, except shares)

Balance, January 1, 1998        2,542,700    $3,168,900   $(2,316,100)   $            $             $852,800

Issuance of common stock
 in connection with direct
 public offering at $6 per
 share, net of expenses of
 $91,000                           78,800       383,300            -                                 383,300

Fair value of stock options
 granted to non-employees                        17,600            -                                  17,600

Exercise of stock options          15,000        15,000            -                                  15,000

Conversion of notes payable
 and accrued interest into
 common stock at $5.25              2,700        14,300            -                                  14,300

Issuance of warrants in
 connection with debt
 payment                                         61,800            -                                  61,800

Stock issued for current
 and future services               25,500       150,300            -                                 150,300

Net loss                                -             -    (1,109,400)                            (1,109,400)
                                   -------------------------------------------------------------------------

Balance, December 31, 1998      2,664,700     3,811,200    (3,425,500)           -           -       385,700

Issuance of common stock:
 Cash                              29,833       177,900                                              177,900
 Private placement, net
  of expenses of  $613,547        746,119     1,720,600                                            1,720,600

 Acquisitions                     279,600     2,264,100                                            2,264,100
 Advance to retail stores
  & technology co.'s               57,803       406,300                                              406,300
 Employee stock purchase plan       1,139         5,600                                                5,600
 Repurchase of shares              (1,785)      (10,700)                                             (10,700)
 Services                          27,479       140,900                                              140,900
 Litigation settlement              8,666        50,000                                               50,000
 Conversion of debt               165,111       664,700                                              664,700

 Exercise of employee stock
  options                         559,086       423,400                                              423,400
 Exercise of non-employee
 stock options                    571,429     2,000,000                                            2,000,000

Fair value of stock options
 issued to employees                    -         1,700                                                1,700

Fair value of stock options
 and warrants issued  to
 non-employees                          -       135,000                                              135,000

Stock options and warrants
 issued for future compensation
 and services                           -       262,500                   (95,800)                   166,700

Note receivable from shareholders                                                   (284,800)       (284,800)

Net loss                                -             -    (1,692,600)       -           -        (1,692,600)
                                ----------------------------------------------------------------------------
Balance, December 31, 1999      $5,109,180   12,053,200   $(5,118,100)   $(95,800) $(284,800)     $6,554,500
                                ============================================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                          ZAPWORLD.COM and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          Years ended December 31, 1999
                                   (Hundreds)
                                                   1999              1998
                                                -----------    -----------
Cash flows from operating activities:
 Net loss ...................................   $(1,692,600)   $(1,109,400)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization ............       124,000         86,500
   Allowance for doubtful accounts ..........          --          (30,000)
   Issuance of common stock for services
    rendered ................................       140,900        150,300
   Issuance of common stock for litigation
    settlement ..............................        50,000           --
   Issuance of stock options for services
    rendered ................................       136,700         17,600
   Noncash charges & settlement of debt .....       154,200           --
   Amortization of fair value of warrants ...        30,900         30,900
   Changes in:
       Accounts receivable ..................       (68,900)      (192,100)
       Inventories ..........................      (877,700)      (366,600)
       Prepaid expenses and other assets ....        24,100        (32,200)
       Deposits .............................       (12,600)         1,600
       Accounts payable .....................       312,400        172,600
       Accrued liabilities and customer
        deposits ............................       217,200        (36,600)
                                                -----------    -----------
Net cash used in operating activities .......    (1,461,400)    (1,307,400)
Cash flows from investing activities:
 Purchases of property and equipment ........      (188,100)       (97,800)
 Purchase of American Scooter and
  Cycle Rental ..............................       (70,000)          --
 Purchase of Big Boy Bicycles ...............       (15,200)          --
 Proceeds from emPower acquisition ..........     1,033,000           --
 Payment advances for acquisitions ..........       (72,500)          --
 Issuance of note receivable ................       (20,000)
 Purchase of intangibles ....................       (66,200)       (64,100)
                                                -----------      ---------
Net cash provided by (used in) investing ....       601,000       (161,900)
Cash flows from financing activities:
 Sale of common stock, net of stock
  offering costs ............................     1,812,500           --
 Issuance of common stock under
  employee purchase plan ....................         5,600           --
 Proceeds from issuance of long-term debt ...      (361,900)     1,280,800
 Proceeds from exercise of stock options ....     2,423,400        (10,700)
 Repurchase of common stock .................       (10,700)       (16,000)
 Advances on notes receivable to
  shareholders ..............................      (284,800)
                                                -----------   ------------
 Payments on obligations under capital leases       (15,100)          --
                                                -----------   -----------
Net cash provided by financing activities ...     3,569,000      1,254,100
                                                -----------    -----------
 NET INCREASE/(DECREASE) IN CASH ............     2,708,600       (215,200)
Cash, beginning of year .....................       475,300        690,500
                                                -----------    -----------
Cash, end of year ...........................   $ 3,183,900    $   475,300
                                                ===========    ===========

                          ZAPWORLD.COM and Subsidiaries
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (contd.)
                          Years ended December 31, 1999

                                                         1999            1998
                                                         ----            ----
Supplemental cash flow information: Cash paid
 during the year for:
Interest ............................................ $115,200       $ 69,400
Income taxes .......................................       800            800


 Non-cash investing and financing activities:
Conversion of debt into common stock ...............   475,400
Conversion of accounts payable into common stock ...    35,100
Equipment acquired through capital lease obligations    26,700
Notes payable used to exercise stock options .......    32,300

Issuance of common stock upon acquisition of
 American Scooter and Cycle Rental, Big Boy Bicycles,
 and emPower Corporation ..........................  2,311,700

Assets and liabilities recognized upon acquisition of American Scooter and
 Cycle Rental, Big Boy Bicycles, and empower
 Corporation

Cash .............................................   1,033,000
Inventories ......................................     213,500
Prepaid expenses and other ........................     56,400
Property and equipment ...........................      70,000
Patent ...........................................   1,154,600
Accounts payable .................................     130,600


   The accompanying notes are an integral part of the consolidated financial statements.

                          ZAPWORLD.COM and Subsidiaries
                 Notes to the Consolidated Financial Statements
                           December 31, 1999 and 1998

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

o        Nature of Operations

       ZAPWORLD.COM (the "Company" or "ZAP") was incorporated in California in September, 1994 under its original name "Zap Power Systems". The name was changed on May 16, 1999. ZAP designs, manufactures, and distributes electric bicycle power kits, electric bicycles and tricycles, and other personal electric transportation vehicles. Company products are sold directly to end-users and to distributors throughout the United States and the world.


o        Principles of Consolidation

       The accompanying consolidated financial statements include the accounts of the Company, ZAPWORLD Stores, Inc., and emPower Corporation. ZAPWORLD Stores, Inc. and emPower Corporation are 100% owned by ZAPWORLD.COM. All significant inter-company transactions and balances have been eliminated.

o        Revenue Recognition

        The Company recognizes income when products are shipped.

o        Inventories

       Inventories consist primarily of raw materials, work-in-process, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

o        Property and Equipment

       Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the assets' estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. Estimated useful lives are as follows:

                 Machinery and equipment               7 years
                 Equipment under capital leases        5 years
                 Demonstration bicycles                2 years
                 Office furniture and equipment        7 years
                 Vehicle                               5 years
                 Leasehold improvements               15 years or life of lease,
                                                       whichever is shorter
o        Patents & Trademarks

       Patents & Trademarks consist of costs expended to perfect certain patents and trademarks acquired in the emPower acquisition. These costs will be amortized over an estimated useful life of ten years.

o        Goodwill

        Goodwill consists of the excess consideration paid over net assets. This asset will be amortized using the straight-line method over a ten-year period.

o        Income Taxes

       The Company uses an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future bases on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change in deferred tax assets and liabilities during the period.

o        Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires Management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results.

o        Fair Value of Financial Instruments

       The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturities. The carrying amount of the bank note payable and current notes payable approximate fair value as current interest rates available to the Company for similar debt are approximately the same. The fair value of related party debt is impracticable to determine.


o        Net Loss Per Common Share

       Net loss per common share, basic and diluted, has been computed using weighted average common shares outstanding. The effect of outstanding stock options and warrants has been excluded from the dilutive computation, as their inclusion would be anti-dilutive (see note F).

o        Segment Information

       In 1999, the company adopted SFAS No.131, "Disclosures about Segments of an Enterprise and related Information". The Company operates in one reportable segment, the design, assembly, manufacture and distribution of electric bicycle power kits, electric bicycles and tricycles, electric scooter, electric motorcycles and other personal electric transportation vehicles.

o        Reclassification
       Certain reclassifications have been made to the December 31, 1998 information to conform to the December 1999 presentation.


NOTE B - INVENTORIES

         Inventories consisted of the following at December 31, 1999:

         Raw materials                                   $   661,700
         Work-in-process                                     349,200
         Finished goods                                      714,200
                                                         -----------
                                                         $ 1,725,100

NOTE C - PROPERTY AND EQUIPMENT

    Property and equipment consist of the following at December 31, 1999:

         Machinery and equipment                                $   187,000
         Computer Equipment                                         209,600
         Demonstration bicycles                                      89,600
         Office furniture and equipment                              52,000
         Leasehold improvements                                      78,400
         Vehicle                                                     97,600
                                                                  ---------
                                                                    714,200
         Less accumulated depreciation and amortization             363,900
                                                                $   350,300


NOTE D - ADVANCE TO RETAIL STORES AND TECHNOLOGY COMPANIES

    During the year ended December 31, 1999 the Company issued shares common stock and paid cash as advances toward the acquisition of retail stores and technology companies. The Company issued 57,803 shares of common stock in the amount of $406,300 and paid cash in the amount of $75,500.

NOTE E - PROVISION FOR INCOME TAXES
                                              1999           1998
                                          ----------     -----------
       Current tax expense
          Federal                        $        -     $         -
          State                                  800             800
                                          ----------     -----------

                                          $      800     $       800
                                          ==========     ===========

       Significant components of the Company's net deferred tax assets as of December 31, 1999 are as follows:

Tax loss carryforward ..........   $ 1,819,600    $ 1,263,700
Inventory capitalization .......       (99,100)       (22,000)
Other ..........................       (70,800)       (27,400)
                                   -----------    -----------
Total ..........................     1,649,700      1,214,300
Less valuation allowance .......    (1,649,700)    (1,214,300)
                                   -----------    -----------
          Net deferred tax asset   $      --      $      --
                                   ===========    ===========

    The Company has available carry forward of approximately $4,758,300 and $2,819,400 of federal and state net operating losses, respectively, expiring through 2019. The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change" as defined by Section 382 of the Internal Revenue Code. There has been no determination whether an ownership change, as defined, has taken place. Therefore, the extent of any limitation has not been ascertained.

      A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carry forwards are expected to be available. Because of the uncertain nature of their ultimate utilization, a full valuation allowance is recorded against these deferred tax assets. The valuation allowance increased $435,400 in 1999 and $386,700 in 1998.

    The difference between the income tax expense at the federal statutory rate and the Company's effective tax rate is as follows:
                                              1999           1998
                                              ----           ----
  Statutory federal income tax rate            34%        34%
  State income tax rate                         6              6
  Valuation allowance                         (40)           (40)
                                              ----           ----
                                               -%             -%
                                       11

NOTE F - STOCK OPTIONS AND WARRANTS

    Options to purchase common stock are granted by the Board of Directors under three Stock Option Plans, referred to as the 1999, 1996 and 1995 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue Code) or nonstatutory stock options. The number of shares available for grant under the 1999, 1996 and 1995 Plans are 1,500,000, 600,000 and 750,000, respectively. Options are granted at no less than fair market value on the date of grant, become exercisable as they vest (over a 2 or 3 year period) and expire ten years after the date of grant.


Option activity under the three plans is as follows:

                            1999 Plan           1996 Plan           1995 Plan
                                  Wtd Avg            Wtd Avg            Wtd Avg
                        Number    Exercise Number    Exercise Number    Exercise
                        of Shares Price    Of Shares Price    of Shares Price
                        -----------------  ------------------ ------------------
Outstanding at
 12/31/97                                     383,500  1.38    446,300  0.56
Granted                                        20,000  4.31         -      -
Exercised                                     (12,500) 1.00         -      -
Canceled                                      (26,500) 1.48    (27,400) 0.40

 12/31/98                      -       -      364,500  1.55    418,900   .56
Outstanding at

Granted                     481,000  6.33      35,000  4.06          -      -
Exercised                      (586) 5.00    (259,500) 1.15   (299,000)  0.40
Forfeited                    (1,000) 5.00     (14,500) 3.50    (49,900)  1.00

Outstanding at
 12/31/99                   479,414  6.34     125,500  2.85     70,000   0.93


The weighted average fair value of all options granted during the years ending December 31, 1999 and 1998 was $4.33 and $3.66 respectively.


       The following information applies to employee incentive stock options outstanding at December 31, 1999:


   Plan:                       1999                 1996                1995
Range of exercise prices   $5.00- $7.00  $1.00-$1.00   $3.68-$5.25   $1.00-$1.00
Options outstanding            70,000       479,414       47,500        78,000

Weighted average exercise
 price                         6.34          1.00          3.98          1.00
Weighted average remaining
 life (years)                  9.79          6.58          8.03          6.50
Options exercisable            46,833        47,500      140,446       70,000
Weighted average exercise
 price                         6.31          1.00          3.97          1.00


    The company granted stock options and warrants to purchase common stock to non-employees of the company. The options and warrants have exercise prices ranging from $3.02 - $6.36.

    The Company granted 671,429 in options and warrants in connection with the private placement, 200,000 in connection with the emPower acquisition,
    100,000  in  connection   with   placement   fees,   and  167,000  to  other
    non-employees.

    The Company recorded the non-statutory options and warrants based on the grant date for value in accordance with FAS 123. The grant date fair value of each stock option was estimated using the Black-Scholes option-pricing model. The company recorded expense in the amount of $135,000 and $48,500 for the year ended December 31, 1999 and 1998, respectively. As of December 31, 1999 the Company has recorded prepaid expense in the amount of $166,700 for future services.


    Options and warrant activity for non-employees is as follows:

                                                       Weighted
                                                          Avg.
  Outstanding at 12-31-97                  46,000        $4.33

  Granted                                  82,800         4.86
  Exercised                               (2,500)         1.00
                                     -------------   -------------
  Outstanding at 12-31-98                 126,300         4.74

  Granted                               1,138,429         4.58
  Exercised                             (571,429)         3.50
  Forfeited                              (64,300)         4.75
                                     -------------   -------------
  Outstanding at 12-31-99                 629,000         5.51
                                     =============   =============



    The Company accounted for stock options and warrants under the policy of APB 25 "Accounting for Stock Issued to Employees". The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)". Accordingly, no compensation expense has been recognized for stock options issued during 1999 and 1998. Had compensation cost for the Company's options been based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have approximated the following proforma amounts:


                                                      1999          1998
                                               -------------   -------------

          Net loss - as reported                $ (1,692,600)   $ (1,109,400)
          Net loss - pro forma                    (2,686,700)     (1,254,600)
          Loss per share - as reported                  (.43)           (.42)
          Loss per share - pro forma                    (.68)           (.48)

    The fair value of each  option and  warrant  is  estimated  on date of grant
    using   the   Black-Scholes   option-pricing   model   with  the   following
    weighted-average assumptions:

                                              1999           1998
                                         ----------     -----------

          Dividends                            None            None
          Expected volatility                86.00%            100%
          Risk free interest rate             6.00%           6.00%
          Expected life                     5 years        10 years

    In connection with the issuance of $800,000 of notes payable in 1998, the Company issued 20,000 warrants at $4.00 per share, to purchase the Company's common stock, to an entity that assisted the Company in arranging the financing. The warrants are immediately exercisable and expire September, 2001. The fair value of warrants at the time of issuance was $61,800 and is being amortized as additional interest expense over the term of the debt. Amortization expense of $30,900 was recorded for both 1998 and 1999.

NOTE G - MAJOR CUSTOMERS and VENDORS

     During 1999, one customer accounted for $680,100 or 11% of the Company's net sales. During 1998, one customer accounted for $617,000 or 17.5% of the Company's net sales. The Company ceased selling to this customer in late 1998.

    During 1999, one vendor accounted for $798,600 or 12% of the Company's supplies and materials. For the year ended December 31, 1998 one vendor accounted of $440,000 or 7%,of the Companies supplies and materials.


NOTE H - COMMITMENTS

    The Company rents warehouses and office space under leases that expire in June 2001. The monthly rent of $24,100 is adjusted annually to reflect the average percentage increase in the Consumer Price Index. An option exists to extend the lease for an additional five-year period. Rent expense under this lease was $54,100 and $52,800 in 1998 and 1997, respectively.

 Future minimum lease payments on the leases are as follows:

       Year ending December 31,

                   2000                      $320,600
                   2001                       222,600
                   2002                       138,300
                   2003                       115,200
                   2004 and thereafter         54,300
                                             --------
                   Total                     $851,000
                                             ========

NOTE I - PERFERRED STOCK

The Board of Directors authorized 10,000,000 shares of Preferred Stock in December 1999. No financial features (participation in dividends, conversion to warrants/common stock etc.) have been specified for these "indeterminate" preferred shares to date.

NOTE J - ACQUISITIONS

On December 30, 1999, the Company purchased all of the common stock of emPower, Inc., a designer and manufacturing business of proprietary electric scooters, for 265,676 shares of its common stock. The Company issued warrants to emPower's shareholders to purchase an aggregate of 200,000 shares of the Company's common stock. The warrants expire three years after issuance. The acquisition has been accounted for as a purchase at $5.75 per share. The purchase was allocated to the assets acquired, including patents, and liabilities assumed based on their estimated fair values. The acquisition resulted in no goodwill. Results of operations for emPower have been included with those of the company for periods subsequent to the date of acquisition.

The purchase price of emPower was allocated as follows

          Cash .................   $ 1,033,000
          Inventories ..........        96,300
          Property and equipment        64,100
          Patents ..............     1,042,400
          Liabilities assumed ..       (54,200)
                                   -----------
                                   $ 2,181,600
          Consideration paid:
          Common stock .........   $ 2,181,600

In September 1999, the Company purchased all assets of Big Boy Bicycles and assumed certain liabilities. The company issued 1,000 shares of common stock and paid $15,165 in cash. The purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair value. Results of operations for Big Boy Bicycles have been included with those of the Company for the periods subsequent to the date of acquisition.

The purchase price of Big Boy Bicycles was allocated as follows:

          Inventories ..........   $ 73,800
          Property and equipment      4,400
          Goodwill .............      1,300
          Expenses .............      1,900
          Liabilities assumed ..    (59,800)
                                   $ 21,600
          Consideration paid:
          Cash .................   $ 15,200
          Common stock .........      6,400
                                   $ 21,600


In July 1999, the Company purchased certain assets and assumed certain liabilities of American Scooter and Cycle Rental. The Company issued 12,924 shares of common stock and paid $70,000 in cash. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for American Scooter and Cycle Rental have been included with those of the company for periods subsequent to the date of acquisition.

The purchase price of certain assets and liabilities of American Scooter and Cycle Rental were allocated as follows:

         Inventories ..........   $  43,300
         Property and equipment       1,500
         Goodwill .............     113,300
         Expenses .............       4,600
         Liabilities assumed ..     (16,600)
                                  $ 146,100
         Consideration paid:
         Cash .................   $  70,000
         Common stock .........      76,100
                                  $ 146,100

The above operations represent 5% of total revenues for the year ended December 31, 1999.

NOTE K - SUBSEQUENT EVENTS

On January 20, 2000, the Company purchased all of the common stock of Zap of Santa Cruz, Inc. a California corporation, for $25,000 in cash and 8,803 shares of the Company's common stock. The acquisition will be accounted for as a purchase. The purchase price is approximately $125,000 and will be allocated to add the assets acquired and liabilities assumed based on their estimated fair values. The acquisition closed in the first quarter of calendar year 2000.

On February 29, 2000, the Company purchased all of the common stock of Electric Vehicle Systems, Inc., a California corporation, for $20,000 in cash and 25,000 shares of the Company's common stock. The acquisition will be accounted for as a purchase. The purchase price is approximately $285,000 and will be allocated to the net assets acquired and liabilities assumed based on the estimated fair value. The acquisition closed in the first quarter of calendar year 2000.