Form 10-Q
period 2000-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2000-05-15
CIK 1057076

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2000
                     Commission file Number (to be assigned)

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

Item 1. Financial Statements






                         The Ridgewood Power Growth Fund

                              Financial Statements

                                 March 31, 2000

The Ridgewood Power Growth Fund
Balance Sheet
--------------------------------------------------------------------------------
                                               March 31, 2000    December 31,
                                                  (unaudited)       1999
                                                -------------   -----------
 Assets:
  Cash and cash equivalents ..................   $ 36,946,302   $ 35,732,660
  Due from affiliates ........................        305,720        316,833
  Other current assets .......................        154,537        156,644
                                                -------------   -----------
           Total current assets ..............     37,406,559     36,206,137

  Investment in:
   Zap World.com .............................      3,307,298      3,441,809
   Egypt Projects ............................      8,130,411      4,736,092
   Mediterranean Fiber Optic Project/GFG .....           --        1,497,670

   Deferred due diligence costs ..............         10,951           --
                                                -------------   -----------
            Total assets .....................   $ 48,855,219   $ 45,881,708
                                                -------------   -----------
   Liabilities and shareholders' equity:

   Liabilities:
   Accounts payable and accrued expenses .....   $     19,362   $    216,795
   Due to affiliates .........................         18,076          7,487
                                                -------------   -----------
   Total current liabilities .................         37,438        224,282
                                                -------------   -----------
   Commitments and contingencies

   Shareholders' equity:
  Shareholders' equity (636.4417 and 563.16
    investor shares issued and outstanding
    at March 30, 2000 and December 31, 1999)       48,870,261    46,548,589
   Subscriptions receivable ..................            --       (863,500)
                                                  ------------   -----------
           Shareholders' equity, net ........      48,870,261    45,685,089
   Managing shareholders' accumulated deficit
  (1 management shares issued and outstanding)        (52,480)      (27,663)
                                                -------------   -----------
  Total shareholders' equity .................     48,817,781    45,657,426
                                                -------------   -----------
  Total liabilities and shareholders' equity .   $ 48,855,219  $ 45,881,708
                                                -------------   -----------



                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Operations (unaudited)
--------------------------------------------------------------------------------
                                             Three Months Ended March 31,
                                                   2000          1999
                                             -----------    -----------
Revenue:
   Interest income .......................   $   321,021    $   298,969
   Loss from Egypt Projects ..............       (49,440)          --
   Loss from Mediterranean Fiber Optic
    Project/GFG ..........................       (49,924)          --
   Loss from investment in Zap World.com .      (134,511)          --
                                             -----------    -----------
       Total revenues ....................        87,146        298,969
                                             -----------    -----------

Expenses:
  Investment fee .........................       148,510        140,000
  Accounting and legal fees ..............         9,409         15,567
  Miscellaneous ..........................        31,986         40,577
  Writedown of investment in Mediterranean
   Fiber Optic Project / GFG                   1,447,746            ---
                                             -----------    -----------
          Total expenses .................     1,637,651        196,144
                                             -----------    -----------
           Net income (loss) .............   $(1,550,505)   $   102,825
                                             -----------    -----------






                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------
                                         Subscriptions    Managing
                           Shareholders    Receivable  Shareholders   Total
                            ----------      -------    -------        ---------
Shareholders' equity,
  December 31, 1999
 (563.16 investor
 shares and 1
 management share) ....... $46,548,589    $(863,500)  $(27,663)     $45,657,426

Capital contributions,
 net (73.2817 investor
 shares)                     4,778,535      863,500        --         5,642,035

Distributions .............   (921,863)         --      (9,312)        (931,175)

Net loss .................. (1,535,000)         --     (15,505)      (1,550,505)
                            ----------      -------    -------        ---------
Shareholders' equity,
 March 31, 2000 (636.4417
 investor shares and 1
 management share) ....... $48,870,261     $    --     $(52,480)    $48,817,781
                            ----------      -------    -------        ---------







                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------
                                                 Three Months Ended March 31,
                                                       2000            1999
                                                 ------------    ------------
Cash flows from operating activities:
 Net income (loss) ...........................   $ (1,550,505)   $    102,825
                                                 ------------    ------------
 Adjustments to reconcile net (loss)
  income to net cash flow from operations
  Loss from Egypt Projects ...................         49,440            --
  Loss from Mediterranean Fiber Optic
   Project/GFG ...............................         49,924            --
  Loss from investment in Zap World.com ......        134,511            --
  Writedown of investment in Mediterranean
   Fiber Optic Project/GFG ...................      1,447,746            --
   Changes in assets and liabilities:
    Decrease (increase) in other current
     assets ..................................          2,107         (15,854)
    Decrease in accounts payable and
     accrued expenses ........................       (197,433)           (750)
    Decrease in due to/(from) affiliates, net          21,702         116,738
                                                 ------------    ------------
    Total adjustments ........................      1,507,997         100,134
                                                 ------------    ------------
 Net cash provided by (used in)
 operating activities ........................        (42,508)        202,959
                                                 ------------    ------------

Cash flows from investing activities:
 Investment in ZAP Power Systems .............           --        (2,052,491)
 Investment in Egypt Projects ................     (3,443,759)           --
 Deferred due diligence costs ................        (10,951)       (306,613)
                                                 ------------    ------------
  Net cash used in investing activities ......     (3,454,710)     (2,359,104)
                                                 ------------    ------------

 Cash flows from financing activities:
 Proceeds from shareholders' contributions ...      6,421,618       6,549,000
 Selling commissions and offering costs paid .       (779,583)     (1,598,822)
 Cash distributions to shareholders ..........       (931,175)         (1,000)
                                                 ------------    ------------
  Net cash provided by financing activities ..      4,710,860       4,949,178
                                                 ------------    ------------

Net increase in cash and cash equivalents ....      1,213,642       2,793,033

Cash and cash equivalents, beginning of period     35,732,660      25,256,560
                                                 ------------    ------------

Cash and cash equivalents, end of period .....   $ 36,946,302    $ 28,049,593
                                                 ------------    ------------






                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Notes to Financial Statements (unaudited)
--------------------------------------------------------------------------------


1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in The Ridgewood Power Growth Fund's (the "Fund") financial statements included in the 1999 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2. Writedown of investment in Mediterranean Fiber Optic Project/GFG

In September 1999, the Fund and Ridgewood Electric Power Trust V ("Trust V") made a joint investment of $3,000,000 in Global Fiber Group ("GFG"), which was in the process of developing an underwater fiber optic cable in the Western Mediterranean (the "Mediterranean Fiber Optic Project"). The investment, which was funded equally by the Fund and Trust V, provided for a 25% ownership interest in GFG and the right to invest in projects developed by GFG. In the first quarter of 2000, the Fund determined that GFG would probably not be able to develop the Mediterranean Fiber Optic Project or any other project. As a result, the Fund determined that it would be unlikely to recover its investment in GFG. As a result, the Fund recorded a writedown of $1,447,746 in the first quarter of 2000 to reduce the estimated fair value of the investment to zero.

3.  Subsequent Event - Synergics, Inc. Acquisition

Beginning in late 1999, Ridgewood Power LLC, the Managing Shareholder of the Fund, began negotiations to buy nine existing hydroelectric generating plants from Synergics, Inc. In the course of negotiations and due diligence, Ridgewood Power learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, Trust V and the Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The debt remains in default, but the joint venture is not exercising its remedies against Synergics or the Synergics subsidiaries pending the proposed acquisition described below.

The joint venture intends to acquire the Synergics hydroelectric generation business by forgiving the $17 million of outstanding debt and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets. In addition, if a project lease for Synergics' Box Canyon, California hydroelectric plant is extended beyond the year 2010, the joint venture will pay the Synergics shareholders the lesser of $500,000 or one-half of the agreed present value derived from the lease extension. The structuring and closing of the acquisition is to be determined after a review of certain financial, contractual and tax considerations and termination of the Hart-Scott-Rodino Act antitrust waiting period.

Until the acquisition closes, Synergics has agreed to retain all working capital for the account of the joint venture and to allow the joint venture to approve all operational decisions and expenditures. Synergics is cooperating closely with the joint venture in making operational decisions. However, although the joint venture currently intends to acquire the Synergics hydroelectric generation business as promptly as possible, neither the joint venture nor the Trust V or the Fund are obligated to acquire Synergics or any of its assets. Wayne L. Rogers, the president of Synergics, Inc., agreed to vote the stock of Synergics, Inc. beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by Trust V and the Fund that materially complies with the provisions outlined above.

Although the joint venture now owns $17 million of the debt of Synergics, there is approximately $11.725 million of debt owed to Fleet Bank, N.A. Trust V and the Fund are in discussions with Fleet Bank concerning the assumption of the Fleet debt in connection with the acquisition.

Trust V supplied $5 million of the capital used by the joint venture to acquire the debt and the Fund supplied the remaining $12 million. Any additional capital needed for the acquisition will be supplied to the joint venture by the Fund. Trust V and the Fund will own the joint venture in proportion to the capital each supplies and neither will have preferred rights over the other.

4.        Subsequent Event - Termination of Share Offering

On April 30, 2000, the Fund terminated its offering of shares.

5.    Summary Results of Operations for Selected Investments

Summary results of operations for the Zap World.com projects, which are accounted for under the equity method, were as follows:

                  Three Months Ended March 31,
                            2000
Total revenue ......   $ 1,897,000
Loss from operations      (544,000)
Net loss ...........      (515,000)

Summary results of operations for the Egypt Projects, which is accounted for under the equity method, were as follows:

                    Three Months Ended March 31,
                                   2000
Total revenue ...............   $   --
Depreciation and amortization       --
Net loss ....................    (97,000)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The financial statements include only the accounts of the Fund. The Fund uses the equity method of accounting for its investments in ZAP Power Systems, the Egypt Projects and the Mediterranean Fiber Optic Project/GFG.

Results of Operations

     Quarter ended March 31, 2000 compared to quarter ended March 31, 1999.

Total revenues declined from $299,000 for the first quarter of 1999 to $87,000 in the same period in 2000, primarily as a result of the Fund's share of losses from its investments which were acquired in the latter part of 1999. The Fund recorded losses of $135,000, $50,000 and $50,000 from its investments in Zap World.com, the Egypt Project and Mediterranean Fiber Optic Project/GFG, respectively. Interest income increased from $299,000 in the first quarter of 1999 to $321,000 in the same period in 2000 reflecting increased cash balances caused by additional capital contributions.

Except for the $1,447,746 writedown of its investment in Mediterranean Fiber Optic Project/GFG discussed in Note 2 of the March 31, 2000 financial statements, the Fund's expenses for the first quarter of 2000 were approximately equal to its expenses in the same period in 1999.

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

Liquidity and Capital Resources

Other  than  investments  of  available  cash  in  power  generation   Projects,
obligations of the Fund are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder, payments for certain accounting and legal services to third persons and distributions to shareholders of available operating cash flow generated by the Fund's investments. The Fund's policy is to distribute as much cash as is prudent to shareholders. Accordingly, the Fund does not expect that it will be necessary to retain a material amount of working capital. The amount of working capital retained is further reduced by the availability of the line of credit facility.

The Fund anticipates that, during 2000, its cash flow from operations and unexpended offering proceeds will be adequate to fund its obligations.

Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Fund from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Fund's future results and the business climate and are found, among other places, in the notes to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Fund has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Fund in the future may be materially different from the Fund's statements here.

The Fund therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Fund's other filings with the Securities and Exchange Commission and its Confidential Memorandum discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies of fuel and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of the cautionary factors that readers should consider are described in the Fund's most recent Annual Report on Form 10-K.

By making these statements now, the Fund is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        (c) Sales of unregistered securities

During the period from January 1, 2000 through March 31, 2000, the Fund sold a total of 73.2817 shares of its Investor Shares in its continuing private placement offering under Rule 506. The total consideration paid was $7,328,170. Information as to the underwriters, class of persons to whom the securities were sold, the exemption from registration claimed, and terms of the securities is incorporated by reference to Item 11 - Description of the Fund's Securities to be Registered, in the Fund's Registration Statement on Form 10, filed April 30, 1999.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE RIDGEWOOD POWER GROWTH FUND
                                   Registrant

May 15, 2000                  By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)