Form 10-Q
period 2000-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2000-08-14
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2000

                         Commission file Number 0-25935

                         THE RIDGEWOOD POWER GROWTH FUND
            (Exact name of registrant as specified in its charter.)

     Delaware                                          22-3495594
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
   ------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

               (201) 447-9000
               ----------------
Registrant's telephone number, including area code:

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

Item 1. Financial Statements






                         The Ridgewood Power Growth Fund

                              Financial Statements

                                  June 30, 2000

The Ridgewood Power Growth Fund
Balance Sheet
--------------------------------------------------------------------------------
                                                                   December 31,
                                                  June 30, 2000        1999
                                                   ------------    ------------
                                                   (unaudited)
Assets:
Cash and cash equivalents ......................   $ 22,361,389    $ 35,732,660
Due from affiliates ............................           --           316,833
Other current assets ...........................        113,080         156,644
                                                   ------------    ------------
         Total current assets ..................     22,474,469      36,206,137

Investment in:
ZAPWORLD.COM ...................................      3,212,369       3,441,809
Egypt Projects .................................     12,156,141       4,736,092
Mediterranean Fiber Optic Project/GFG ..........           --         1,497,670
Synergics Hydro ................................     12,621,159            --

Deferred due diligence costs ...................         23,590            --
                                                   ------------    ------------
         Total assets ..........................   $ 50,487,728    $ 45,881,708
                                                   ------------    ------------

Liabilities and shareholders' equity:

Liabilities:
Accounts payable and accrued expenses ..........   $      8,583    $    216,795
Due to affiliates ..............................         64,585           7,487
                                                   ------------    ------------
    Total current liabilities ..................         73,168         224,282
                                                   ------------    ------------

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (658.1067 and
 563.16 investor shares issued and
 outstanding at June 30, 2000 and
  December 31, 1999, respectively) .............     50,469,304      46,548,589
Subscriptions receivable .......................           --          (863,500)
                                                   ------------    ------------
         Shareholders' equity, net .............     50,469,304      45,685,089
Managing shareholders' accumulated
 deficit (1 management share issued and
 outstanding) ..................................        (54,744)        (27,663)
                                                   ------------    ------------
    Total shareholders' equity .................     50,414,560      45,657,426
                                                   ------------    ------------
    Total liabilities and shareholders' equity .   $ 50,487,728    $ 45,881,708
                                                   ------------    ------------




                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                   Six Months Ended        Three Months Ended
                                ----------------------    ---------------------
                                  June 30,    June 30,     June 30,     June 30,
                                   2000         1999         2000         1999
                                -----------   --------    ---------    --------
Revenue:
Loss from ZAPWORLD.COM ......   $  (229,440)  $(28,215)   $ (94,929)   $(28,215)
Income from Egypt Projects ..       104,457       --        153,897       --
Loss from Mediterranean Fiber
 Optic Project/GFG ..........       (49,924)      --            --         --
Income from Synergics Hydro .       300,000       --        300,000        --
Interest income .............       964,627    647,338      643,606     348,369
                                -----------   --------    ---------    --------
 Total revenue ..............     1,089,720    619,123    1,002,574     320,154
                                -----------   --------    ---------    --------

Expenses:
Accounting and legal fees ...        18,839     24,037        9,430       8,470
Investment fee ..............       197,390    226,390       48,880      86,390
Management fee ..............       271,191       --        271,191
Due diligence costs .........          --       92,175         --        92,175
Writedown of investment in
 Mediterranean Fiber Optic
 Project/GFG ................     1,447,746       --           --          --
Miscellaneous ...............        73,941     49,773       41,955       9,196
                                -----------    --------    ---------    --------
 Total expenses .............     2,009,107    392,375      371,456     196,231
                                -----------    --------    ---------    --------

Net income (loss) ...........   $  (919,387)  $226,748    $ 631,118    $123,923
                                -----------   --------    ----------    -------













                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                         Subscriptions  Managing
                            Shareholders   Receivable  Shareholders    Total
                             -----------   ----------  ------------  ----------

Shareholders' equity,
 December 31, 1999 (563.16
 investor shares and 1
 management share) .......   $46,548,589    $(863,500)  $(27,663)  $45,657,426

Capital contributions, net
 (94.9467 investor shares)     6,601,685      863,500       --       7,465,185

Distributions ............    (1,770,777)        --      (17,887)   (1,788,664)

Net loss .................      (910,193)        --       (9,194)     (919,387)
                             -----------    ---------    -------    ----------
Shareholders' equity,
 June 30, 2000 (658.1067
 investor shares and 1
 management share) .......   $50,469,304    $    --     $(54,744)  $50,414,560
                             -----------    ---------    -------    ----------











                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                        Six Months Ended
                                                  ----------------------------
                                                 June 30, 2000    June 30, 1999
                                                  ------------    ------------

Cash flows from operating activities:
Net income (loss) .............................   $   (919,387)   $    226,748
                                                  ------------    ------------
Adjustments  to  reconcile  net  income
 (loss)  to net  cash  flows  from
 operating activities:
 Loss from ZAPWORLD.COM .......................        229,440          28,215
 Income from Egypt Projects ...................       (104,457)           --
 Loss from Mediterranean Fiber Optic
  Project/GFG .................................         49,924            --
 Income from Synergics Hydro ..................       (300,000)           --
 Writedown of investment in Mediterranean
  Fiber Optic Project/GFG .....................      1,447,746            --
 Changes in assets and liabilities:
  Decrease in due from affiliates .............        316,833           9,330
  Decrease in other current assets ............         43,564           2,629
  Decrease in accounts payable and accrued
   expenses ...................................       (208,212)        (19,481)
  Decrease (increase) in due to affiliates, net         57,098      (1,032,402)
                                                  ------------    ------------
  Total adjustments ...........................      1,531,936      (1,011,709)
                                                  ------------    ------------
Net cash provided by (used in) operating
 activities ...................................        612,549        (784,961)
                                                  ------------    ------------
Cash flows from investing activities:
Investment in ZAPWORLD.COM ....................           --        (4,075,977)
Investment in Synergics Hydro .................    (12,321,159)           --
Investment in Egypt Projects ..................     (7,315,592)           --
Deferred due diligence costs ..................        (23,590)       (544,396)
                                                  ------------    ------------
Net cash used in investing activities .........    (19,660,341)     (4,620,373)
                                                  ------------    ------------
Cash flows from financing activities:
Proceeds from shareholders' contributions .....      8,582,400      10,492,000
Selling commissions and offering costs paid ...     (1,117,215)     (1,748,224)
Cash distributions to shareholders ............     (1,788,664)       (934,100)
                                                  ------------    ------------
Net cash provided by financing activities .....      5,676,521       7,809,676
                                                  ------------    ------------
Net (decrease) increase in cash and cash
 equivalents ..................................    (13,371,271)      2,404,342

Cash and cash equivalents, beginning of period      35,732,660      25,256,560
                                                  ------------    ------------

 Cash and cash equivalents, end of period .....   $ 22,361,389    $ 27,660,902
                                                  ------------    ------------





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

3.  Synergics, Inc. Acquisition

Beginning in late 1999, Ridgewood Power LLC, the Managing Shareholder of the Fund, began negotiations to buy nine existing hydroelectric generating plants from Synergics, Inc. ("Synergics"). In the course of negotiations and due diligence, Ridgewood Power learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, Trust V and the Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The debt remains in default, but the joint venture is not exercising its remedies against Synergics or the Synergics subsidiaries pending the proposed acquisition described below.

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

Until the acquisition closes, Synergics has agreed to retain all working capital for the account of the joint venture and to allow the joint venture to approve all operational decisions and expenditures. Synergics is cooperating closely with the joint venture in making operational decisions. However, although the joint venture currently intends to acquire the Synergics hydroelectric generation business as promptly as possible, neither the joint venture nor the Trust V or the Fund are obligated to acquire Synergics or any of its assets. Wayne L. Rogers, the president of Synergics, agreed to vote the stock of Synergics, Inc. beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by Trust V and the Fund that materially complies with the provisions outlined above.

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

Until the joint venture acquires the hydroelectric generation business, Synergics and the joint venture have agreed that the debt of Synergics will bear interest equal to the lesser of 15% or the cash flows generated by the hydroelectric generation business. For the two months ended June 30, 2000, the Fund recorded $300,000 of income related to the debt of Synergics.

4.        Termination of Share Offering

On April 30, 2000, the Fund terminated its offering of shares.

5.    Summary Results of Operations for Selected Investments

Summary results of operations for the ZAPWORLD.COM, which are accounted for under the equity method, were as follows:

                  Six Months Ended June 30,
                     2000           1999
                     ----           ----
Total revenue   $ 4,180,000    $ 2,677,000
Net loss ....      (960,000)       (66,900)

Summary results of operations for the Egypt Projects, which are accounted for under the equity method, were as follows:

                Six Months Ended June 30,
                          2000
                          ----
Total revenue          $ 644,000
Net income               166,000

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The financial statements include only the accounts of the Fund. The Fund uses the equity method of accounting for its investments in ZAPWORLD.COM, the Egypt Projects and the Mediterranean Fiber Optic Project/GFG.

Results of Operations

In the second quarter of 2000, the Fund had total revenue of $1,003,000, an increase of $683,000 from total revenue of $320,000 in the same period in 1999. For the first six months of 2000, the Fund had total revenue of $1,089,000, an increase of $470,000 from total revenue of $619,000 in the same period in 1999.

Interest income increased by $296,000 from $348,000 in the second quarter of 1999 to $644,000 in the second quarter of 1999 due to higher average cash balances and interest rates. Interest income also increased by $318,000 from $647,000 in the first six months of 1999 to $965,000 in the same period of 2000 for the same reasons.

The Fund recorded losses from its equity interest in ZAPWORLD.COM of $95,000 in the second quarter ($229,000 in the first six months) of 2000 compared to $28,000 in the second quarter of 1999. The Fund acquired a minority interest in that company on March 30, 1999.

The Fund recorded income of $154,000 and $104,000 in the second quarter and first six months of 2000 respectively, equal to its share of income from the Egyptian Projects. The first Egyptian Projects began operation in the first quarter of 2000.

In the second quarter of 2000, the Fund recorded income of $300,000 from its Synergics investment which was acquired in April 2000. The acquisition of the Synergics investment is discussed in Note 3 to the June 30, 2000 financial statements.

As discussed in Note 2 to the June 30, 2000 financial statements, the Fund recorded a $1,447,746 writedown of its investment in Mediterranean Fiber Optic Project/GFG in the first quarter of 2000.

The investment fee expense charged on capital contributions decreased to $197,000 in the first six months of 2000 compared to $226,000 in the first six months of 1999 reflecting a lower level of capital contributions. Contributions in the second quarter of 2000 were also lower than in the corresponding period in the prior year resulting in investment fees of $49,000 in the first six months of 2000 compared to $86,000 in the first six months of 1999. In accordance with the terms of the share offering, beginning in May 2000, the Managing Shareholder began charging a monthly management fee to Fund. The management fee was $271,000 during the second quarter of 2000. During the second quarter of 1999, the Fund wrote-off $92,000 of due diligence costs on projects that were rejected. No such write-offs occurred in the first six months of 2000.

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

Forward-looking statement advisory

This Quarterly Report on Form 10-Q, as with some other statements made by the Fund from time to time, contains forward-looking statements. These statements discuss business trends and other matters relating to the Fund's future results and the business climate and are found, among other places, in the notes to financial statements and at Part I, Item 2, Management's Discussion and Analysis. In order to make these statements, the Fund has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Fund in the future may be materially different from the Fund's statements here.

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

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

        (c) Sales of unregistered securities

During the period from January 1, 2000 through June 30, 2000, the Fund sold a total of 94.9467 shares of its Investor Shares in its continuing private placement offering under Rule 506. The total consideration paid was $9,498,700. Information as to the underwriters, class of persons to whom the securities were sold, the exemption from registration claimed, and terms of the securities is incorporated by reference to Item 11 - Description of the Fund's Securities to be Registered, in the Fund's Registration Statement on Form 10, filed April 30, 1999.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE RIDGEWOOD POWER GROWTH FUND
                                      Registrant

August 14, 2000                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)