Form 10-Q
period 2000-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2000-11-14
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OFTHE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2000
                         Commission file Number 0-25935

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

Item 1. Financial Statements






                         The Ridgewood Power Growth Fund

                              Financial Statements

                               September 30, 2000

The Ridgewood Power Growth Fund
Balance Sheet
--------------------------------------------------------------------------------


                                                             December 31,
                                       September 30, 2000       1999
                                             ------------    ------------
                                             (unaudited)
  Assets:
Cash and cash equivalents ................   $ 19,731,393    $ 35,732,660
Accounts receivable ......................        788,518            --
Due from affiliates ......................         16,586         316,833
Other current assets .....................        165,023         156,644
                                             ------------    ------------
Total current assets .....................     20,701,520      36,206,137
                                             ------------    ------------

Plant and equipment ......................     20,307,127            --
Accumulated depreciation .................       (132,410)           --
                                             ------------    ------------
                                               20,174,717            --
                                             ------------    ------------
Investment in:
ZAPWORLD.COM .............................      3,198,656       3,441,809
Egypt Projects ...........................           --         4,736,092
Mediterranean Fiber Optic Project/GFG ....           --         1,497,670
Synergics Hydro ..........................     13,071,159            --

Deferred due diligence costs .............         33,680            --
                                             ------------    ------------

Total assets .............................   $ 57,179,732    $ 45,881,708
                                             ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses ....   $     43,468    $    216,795
Due to affiliates ........................         57,176           7,487
                                             ------------    ------------

Total current liabilities ................        100,644         224,282
                                             ------------    ------------

Minority interest in the Egypt Projects ..      7,002,735            --

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (658.1067 and
563.16 investor shares issued and
outstanding at September 30, 2000 and
December 31, 1999, respectively) .........     50,134,913      46,548,589
Subscriptions receivable .................           --          (863,500)
                                             ------------    ------------
Shareholders' equity, net ................     50,134,913      45,685,089
Managing shareholders' accumulated
 deficit (1 management share
 issued and outstanding) .................        (58,560)        (27,663)
                                             ------------    ------------
Total shareholders' equity ...............     50,076,353      45,657,426
                                             ------------    ------------

Total liabilities and shareholders' equity   $ 57,179,732    $ 45,881,708
                                             ------------    ------------


                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                               Nine Months Ended         Three Months Ended
                           -----------------------    -----------------------
                         September 30, September 30, September 30, September 30,
                              2000          1999         2000           1999
                           -----------    ---------    ---------    -----------

Net Sales ..............   $   523,350    $    --      $ 523,350    $      --

Cost of sales ..........       370,914         --        370,914           --
                           -----------    ---------    ---------    -----------
Gross profit ...........       152,436         --        152,436           --
                           -----------    ---------    ---------    -----------

Investment fee .........       199,590      346,130        2,200        119,740
Management fee .........       685,528         --        414,337           --
Due diligence costs ....          --        173,606         --           81,431
Writedown of investment
 in Mediterranean
Fiber Optic Project/GFG      1,447,746         --           --             --
General and
 administrative expenses       146,251       89,254      140,763         15,444
                           -----------    ---------    ---------    -----------
   Total expenses ......     2,479,115      608,990      557,300        216,615
                           -----------    ---------    ---------    -----------
Income (loss) from
 operations ............    (2,326,679)    (608,990)    (404,864)      (216,615)
                           -----------    ---------    ---------    -----------
Other income (expense)
 Interest income .......     1,324,647      991,975      360,020        344,637
 Income from the Egypt
  Projects .............       104,457         --           --             --
 Income from Synergics
 Hydro .................       750,000         --        450,000           --
 Loss from ZAPWORLD.com       (243,153)    (157,523)     (13,713)      (129,308)
 Loss from Mediterranean
  Fiber Optic
  Project/GFG ..........       (49,924)        --           --             --
                           -----------    ---------     ---------    -----------
Net other income (loss)      1,886,027      834,452      796,307        215,329
                           -----------    ---------    ---------    -----------
Income (loss) before
 minority interest .....      (440,652)     225,462      391,443         (1,286)

Minority interest in the
 earnings of the Egypt
 Projects ..............        (4,774)        --           --             --
                           -----------    ---------    ---------    -----------
Net income (loss) ......   $  (445,426)   $ 225,462    $ 391,443    $    (1,286)
                           -----------    ---------    ---------    -----------





                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                       Subscriptions     Managing
                         Shareholders    Receivable   Shareholders    Total
                         ------------    -----------  -------------   -----

Shareholders' equity,
 December 31, 1999
(563.16 investor shares
 and 1 management share)   $ 46,548,589    $(863,500)   $(27,663)  $ 45,657,426

Capital contributions,
 net (94.9467 investor
 shares) ...............      6,645,185      863,500        --        7,508,685

Distributions ..........     (2,617,889)        --       (26,443)    (2,644,332)

Net loss ...............       (440,972)        --        (4,454)      (445,426)
                           ------------    ---------    --------   ------------
Shareholders' equity,
 September 30, 2000
 (658.1067 investor
 shares and 1 management
 share) ................   $ 50,134,913    $    --      $(58,560)  $ 50,076,353
                           ------------    ---------    --------   ------------





                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                      Nine Months Ended
                                                 September 30,  September 30,
                                                     2000            1999
                                                 ------------    ------------
Cash flows from operating activities:
Net income (loss) ............................   $   (445,426)   $    225,462
                                                 ------------    ------------
Adjustments to reconcile net
 income (loss) to net cash flows
 from operating activities:
 Depreciation ................................        132,410            --
 Loss from ZAPWORLD.COM ......................        243,153         157,523
 Loss from Mediterranean Fiber
  Optic Project/GFG ..........................         49,924            --
 Income from Synergics Hydro .................       (750,000)           --
 Writedown of investment in
 Mediterranean Fiber Optic Project/GFG .......      1,447,746            --
 Changes in assets and liabilities,
  net of impact of consolidation of the
  Egypt Projects:
  Increase in accounts receivable ............       (368,293)           --
  Decrease in due from affiliates ............        300,247      (1,179,378)
  (Increase) decrease in other
   current assets ............................         (8,379)          1,832
  Decrease in accounts payable
   and accrued expenses ......................       (173,327)        (11,481)
  Increase (decrease) in due
   to affiliates, net ........................         49,689      (1,114,129)
                                                 ------------    ------------
  Total adjustments ..........................        923,170      (2,145,633)
                                                 ------------    ------------
  Net cash provided by (used
   in) operating activities ..................        477,744      (1,920,171)
                                                 ------------    ------------
Cash flows from investing activities:
Investment in ZAPWORLD.COM ...................           --        (4,077,490)
Investment in Synergics Hydro ................    (12,321,159)           --
Investment in Egypt Projects .................           --        (2,287,201)
Investment in GFG/Med Fiber ..................           --        (1,500,000)
Deferred due diligence costs .................        (33,680)       (310,269)
Capital expenditures .........................     (4,770,719)           --
                                                 ------------    ------------
  Net cash used in investing activities ......    (17,125,558)     (8,174,960)
                                                 ------------    ------------

Cash flows from financing activities:
Proceeds from shareholders' contributions ....      4,424,594      16,527,899
Selling commissions and offering costs paid ..     (1,133,715)     (2,683,610)
Cash distributions to shareholders ...........     (2,644,332)       (934,099)
                                                 ------------    ------------
  Net cash provided by financing activities ..        646,547      12,910,190
                                                 ------------    ------------
Net (decrease) increase in cash
 and cash equivalents ........................    (16,001,267)      2,815,059

Cash and cash equivalents, beginning of period     35,732,660      25,256,560
                                                 ------------    ------------
Cash and cash equivalents, end of period .....   $ 19,731,393    $ 28,071,619
                                                 ------------    ------------




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

Until the joint venture acquires the hydroelectric generation business, Synergics and the joint venture have agreed that the debt of Synergics will bear interest equal to the lesser of 15% or the cash flows generated by the hydroelectric generation business. For the five months ended September 30, 2000, the Fund recorded $750,000 of income related to the debt of Synergics.

4.        Termination of Share Offering

On April 30, 2000, the Fund terminated its offering of shares.

5.    Consolidation of the Egypt Projects

From the commencement of activity in Egypt through June 30, 200, the Fund owned 50% of the Egypt Projects and, accordingly, accounted for them under the equity method. Beginning in the third quarter of 2000, the Fund made additional investments and acquired majority ownership of the Egypt Projects. As a result, effective July 1, 2000, the Fund has consolidated the financial position and results of operations. Trust V's interest in the Egypt Projects is presented as a minority interest in the balance sheet and statement of operations.

6.    Summary Results of Operations for Selected Investments

Summary results of operations for the ZAPWORLD.COM, which is accounted for under the equity method, were as follows:

                                                Nine Months Ended September 30,
                                                 2000                  1999
                                                 ----                  ----
         Total revenue                       $8,128,000             $4,444,000
         Net loss                            (1,014,000)              (391,000)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The financial statements include the accounts of the Fund and the Egypt Projects. The Egypt Projects for year 2000 use the consolidation method of accounting. For year 1999, the equity method of accounting was used for the Egypt Projects. The Fund uses the equity method of accounting for its investments in ZAPWORLD.COM, Synergics Incorporated, and the Mediterranean Fiber Optic Project/GFG.

Results of Operations

In the third quarter of 2000, the Fund had total revenue of $524,000 and cost of sales of $371,000, which are the results of operations of the Egypt Projects. Prior to the third quarter 2000, the Egypt projects were on the equity method and no sales were recorded.

The investment fee expense charged on capital contributions decreased to $200,000 in the first nine months of 2000 compared to $346,000 in the first nine months of 1999 reflecting a lower level of capital contributions due to the termination of the offering. Contributions in the third quarter of 2000 were also lower than in the corresponding period in the prior year resulting in investment fees of $2,000 in the third quarter of 2000 compared to $120,000 in the third quarter of 1999. In accordance with the terms of the share offering, beginning in May 2000, the Managing Shareholder began charging a monthly management fee to Fund. The management fee was $686,000 for the nine months ended September 30.

Due diligence expense related to rejected investment opportunities was $174,000 in the first nine months of 1999 ($81,000 in the third quarter 1999) did not recur in 2000 because the Fund identified investment opportunities for all its available funds early in 2000.

As discussed in Note 2 to the June 30, 2000 financial statements, the Fund recorded a $1,447,746 writedown of its investment in Mediterranean Fiber Optic Project/GFG in the first quarter of 2000.

Interest income increased by $15,000 from $360,000 in the third quarter of 1999 to $345,000 in the third quarter of 1999 due to higher average cash balances and interest rates. Interest income also increased by $333,000 from $992,000 in the first nine months of 1999 to $1,325,000 in the same period of 2000 for the same reasons.

The Fund recorded losses from its equity interest in ZAPWORLD.COM of $14,000 in the third quarter ($243,000 in the first nine months) of 2000 compared to $129,000 in the third quarter ($158,000 in the first nine months) of 1999. The Fund acquired a minority interest in that company on March 30, 1999.

In the third quarter of 2000, the Fund recorded income of $450,000 from its Synergics investment which was acquired in April 2000. The acquisition of the Synergics investment is discussed in Note 3 to the June 30, 2000 financial statements.

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

None.

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE RIDGEWOOD POWER GROWTH FUND
                                   Registrant

November 13, 2000             By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)