Form 10-K
period 2000-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2001-04-13
CIK 1057076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000


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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2001 was $65,810,670.

Exhibit Index is located on page 34.

PART I

Item 1.  Business.

Forward-looking statement advisory

         This Annual Report on Form 10-K, as with some other statements made by the Fund from time to time, has forward-looking statements. These statements discuss business trends and other matters relating to the Fund's future results and the business climate. In order to make these statements, the Fund has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Fund in the future may be materially different from the Fund's statements here.


     The Fund therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. This Registration Statement discusses many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

     Some of these are changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of plant, mechanical breakdowns, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith. Some of these cautionary factors that readers should consider are described below at Item 1(c)(5) - Trends in the Electric Utility and Independent Power Industries.

     By making these statements now, the Fund is not making any commitment to revise these forward-looking statements to reflect events that happen after the date of this document or to reflect unanticipated future events.

(a)  General Development of Business.

     The Registrant is The Ridgewood Power Growth Fund (the "Fund"), which was organized as a Delaware business trust in January 1998 to participate in the development, construction and operation of independent power generating facilities and capital facilities ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Fund.

     The Fund has sold whole and fractional shares of beneficial interest in the Fund ("Investor Shares") at $100,000 per Investor Share. The Fund's offering began on February 9, 1998 and was discontinued in April 2000.The offering has raised approximately $65,800,000. Net of offering fees, commissions and expenses, the offering had provided as of that date approximately $54,600,000 for investments in the development and acquisition of Projects and operating expenses. The Fund has 1,182 record holders of Investor Shares (the "Investors").

     The Fund has two Managing Shareholders: Ridgewood Power LLC, a New Jersey limited liability company ("Ridgewood Power") and Ridgewood Power VI LLC ("Power VI Co"), which is also a New Jersey limited liability company. Power VI Co has assigned and delegated all of its rights and responsibilities to Ridgewood Power and is essentially a shell company. The Managing Shareholders have direct and exclusive discretion in the management and control of the affairs of the Fund. Both Ridgewood Power and Power VI Co are controlled by Robert E. Swanson, who is the manager of each. The officers of Power VI Co are also the same as those of Ridgewood Power and Power VI Co currently does not conduct any business. It is anticipated that Ridgewood Power will take all actions necessary to manage the Fund, without any participation by Power VI Co. A further discussion of Ridgewood Power and Power VI Co is found at Item 5(b) - Directors and Executive Officers - Managing Shareholders. In the remainder of this Registration Statement, when a reference is made to the "Managing Shareholder," it is to Ridgewood Power so long as it acts as Managing Shareholder and to Power VI Co if Power VI Co is activated to serve as a Managing Shareholder. The two Managing Shareholders and the Investors are collectively referred to as the "Shareholders."

     The Fund currently has three Independent Panel Members. Approval of a majority of the Independent Panel Members is required for approval of transactions between the Fund and other investment programs sponsored by the managing shareholders. The Independent Panel Members do not exercise general oversight of the managing shareholders or of the Fund and are not directors of the Fund. The Independent Panel Members do not have any management or administrative powers over the Fund or its property.

     The Fund has a Corporate Trustee, Ridgewood Energy Holding Corporation. The Corporate Trustee acts on the instructions of the Managing Shareholders and is not authorized to take independent discretionary action on behalf of the Fund. See Item 5 - Directors and Executive Officers of the Registrant below for a further description of the management of the Fund.

     The Managing Shareholders are controlled by Robert E. Swanson, who is currently their sole manager and chief executive officer. For information about the merger of the prior Managing Shareholder, Ridgewood Power Corporation, into Ridgewood Power LLC, see Item 10(b) - Directors and Executive Officers of the Registrant - Managing Shareholders.

         Robert E. Swanson and certain Swanson family trusts own 100% of the equity of the following entities:

o Ridgewood Securities Corporation - Placement Agent ("Ridgewood Securities");
o Ridgewood Power Management, LLC - Operates the Projects owned by the Fund and six other trusts ("RPM");
o  Ridgewood  Power  LLC -  Managing  Shareholder  of seven  trusts  ("Ridgewood
Power");
o Ridgewood Energy Holding  Corporation - Corporate  Trustee for all six trusts;
and
o Ridgewood Capital Management LLC - A marketing affiliate and manager of six venture capital funds ("Ridgewood Capital").

     Mr. Swanson has sole voting and investment power over the Swanson family trusts and is the sole manager, chief executive officer of the above entities.

         In addition, the Fund is affiliated with the following trusts organized by the Ridgewood Power:

o Ridgewood Electric Power Trust I ("Power I");
o Ridgewood Electric Power Trust II ("Power II");
o Ridgewood Electric Power Trust III ("Power III");
o Ridgewood Electric Power Trust VI ("Power IV");
o Ridgewood Electric Power Trust V ("Power V" or "Trust V"); and
o Ridgewood/Egypt Fund ("Egypt Fund").

 (b)  Financial Information about Industry Segments.

     The Fund has been organized to operate in only one industry segment: independent power generation and related capital, infrastructure and venture projects.

(c)  Narrative Description of Business.

     (1) General Description.

The Fund has  invested in  Projects  that  provide  long-term  cash  flows.  Its investments are structured for federal income tax purposes as "direct participation" investments, so that income, gains, losses, deductions and credits flow through to each Investor's personal tax return, and are subject to tax only once. Investors will generally have limited liability for the Fund's obligations and those of the Projects.

     The Fund has invested in a portfolio of energy and infrastructure Projects located in the United States, the United Kingdom and Egypt, including small hydroelectric projects in California and the eastern U.S., an equity investment in ZapWorld.Com, a manufacturer of electric bicycles, landfill gas electric generating Projects located in England and Scotland and water desalination and electric generating Projects located at resorts in Egypt. The Fund will not invest in nuclear power facilities.

         (2)   The Fund's Investments.

         (i)  United Kingdom Landfill Projects

     The Fund and Power V have organized Ridgewood U.K. Limited, an English limited company ("Ridgewood U.K.") as a joint venture to acquire (through subsidiaries) certain operating landfill gas generating projects located in England and Scotland (the "U.K. Projects").

         To date, Ridgewood U.K. has acquired 10 U.K. Projects housing a total installed capacity of approximately 20 megawatts. Ridgewood U.K. also holds an option to acquire up to an additional 21 developmental projects (representing approximately 22 megawatts) to the extent that such additional projects are approved by Ridgewood U.K. and successfully completed. The total equity provided by Ridgewood U.K. to acquire the U.K. Projects is approximately $19 million, of which $16 million was furnished by Trust V and $3 million was funded by the Fund. The remaining portion of the purchase price for the U.K. Projects (approximately $9.5 million) was furnished under a 14-year credit facility provided to Ridgewood U.K. subsidiaries by The Bank of Scotland. Ridgewood Power estimates that seven additional projects requiring approximately $5 million in additional equity will become available to Ridgewood U.K. through the end of 2001.

         Each of the Fund and Power V share an undivided interest in all of the U.K. Projects in proportion to the amounts of capital contributed by each of Trust V and the Fund for the acquisition of such projects.

     The following is a list of the U.K. Projects owned by Ridgewood U.K. as at December 31, 2000:

                                            Installed Capacity
Project Name                 Location          (Megawatts)
------------------------   -------------------      -----

Chelson Meadow .........   Devon, England            2.85
Chelson Meadow II ......   Devon, England            0.95
United Mines ...........   Cornwall, England         2.85
Whiney Hill ............   Lancashire, England       3.10
Belhouse ...............   Essex, England            2.85
Summerston .............   Glasgow, Scotland         2.85
                                                    -----
Total Installed Capacity                            15.45

     Since January 1, 2001, Ridgewood U.K. has acquired an additional four projects:

                                              Installed Capacity
Project Name                   Location            (Megawatts)
------------------------   -----------------------      ----

Queens York ............   Lancashire, England          1.64
Beighton ...............   Sheffield, England           0.95
Cotesbach ..............   Leicestershire, England      1.22
Skelbrooke .............   Yorkshire, England           0.95
                                                        ----
Total Installed Capacity                                4.76

         Operations and maintenance services for all the U.K. Projects are provided by Ridgewood CLP Management Limited, an English limited company owned by the Trust and by The Growth Fund ("Ridgewood Management"). Ridgewood Management has subcontracted such responsibilities to CLP Services Limited ("CLPS"), an English limited company which is affiliated with the development company which developed the projects and sold them to Ridgewood U.K. Under such subcontract, CLPS provides all operational and maintenance services for a fixed amount (approximately 1.2(cent) per kilowatt hour produced) plus an additional amount of approximately $112,000 per year for record keeping and administrative services performed for Ridgewood U.K. and the various subsidiaries which hold title to the projects. Such subcontract may be terminated by Ridgewood U.K. if the projects fail to meet certain agreed upon performance standards (generally, 90% of projected cumulative project output).

         The Fund and Power V began investigating Egyptian opportunities in late 1998. The two Trusts organized Ridgewood Near East Holdings, LLC, a New Jersey limited liability company ("Holdings") as a holding company for their Egyptian investments and to date have contributed approximately $28,250,000 to Holdings. The Fund and Trust V own equity in Holdings in proportion to the capital they have contributed. Holdings in turn owns all of the equity in the Egyptian operating subsidiaries, including Ridgewood Egypt For Infrastructure LTD ("REI"). Donald Stewart, who is not an employee of Ridgewood Egypt acts as its consultant. Mr. Stewart is reimbursed for his expenses but does not draw a salary. Instead, upon successful completion of a development Project, he receives a commission equal to 4% of the Project's cost. Since late 1998, the Fund and Power V have investigated and developed projects to supply electricity and potable water to the tourist industry on the Red Sea in Egypt. These projects consist of electric generating plants supplying either a single hotel or a series of hotels connected by a distribution network, reverse osmosis seawater desalination plants supplying either a single hotel or a series of hotels by a pipeline and combinations of the above.

     As of January 31, 2001, the Fund and Power V together had 15 water plants constructed or under development, with a total capacity of 12,530 cubic meters per day of potable water production (one cubic meter equals 264.2 U.S. gallons) and 6 electric generation plants constructed or under development with a total capacity of 23,400 kilowatts. When all of the Egyptian Projects contemplated are fully completed, which is estimated to be April 30, 2001, the total investment in these projects will be approximately $27,265,000.

REI has identified additional projects, which it considers to provide attractive returns and long-term growth potential. These projects include:

1) The acquisition of a water desalination plant with a 26 mile long pipeline serving approximately 50% of the area of Sharm El Sheikh, an internationally known resort area at the southern tip of the Sinai peninsula.

2) The construction of a 528,000 gallons per day water desalination plant in Hurghada, which will serve small hotels and commercial businesses.

3) The construction of a 528,000 gallons per day water desalination plant and 5 mile long pipeline to serve a multi-hotel, tourist development south of Hurghada.

4) Expansion of existing water and electric facilities as existing hotels are expanded and new hotels constructed.

The Fund and Power V do not have any additional funds for investments. Accordingly, the Managing Shareholder has organized the Ridgewood/ Egypt Fund, which is currently offering securities. The funds raised from Ridgewood/Egypt's offering will be used to fund these additional Projects.

REI currently provides several services in Egypt:

o Construction of electric generation and/or water desalination plants for individual hotels.

o Construction of electric generation and/or water desalination plants coupled with electric distribution and/or water pipelines in new developing areas to serve multiple hotels.

o Purchase of existing electric generation and/or water desalination plants operating at existing hotels.

o Long-term operation of these electricity and water facilities.

REI produces electric power with diesel engine driven generators only. Although Egypt is a producer of natural gas, the isolated tourist areas where the Egyptian Projects are located do not have natural gas available in required quantities. Diesel fuel is readily available throughout Egypt and is supplied at a fixed price through government agencies. Diesel engine driven generators are a well-proven technology over eighty years old. There are many qualified suppliers throughout the world.

All of REI's water desalination plants employ reverse osmosis equipment ("R/O"). This is a process where seawater or brackish water (water with less salt than seawater but which is not drinkable or palatable) is pumped at high pressure (1,000 pounds per square inch) through thin, porous membranes. The pressurized water passes through but the salt and other large molecules remain behind and thus are separated from the purified water. This process has been in existence for over thirty years and is widely used throughout the world. There are many suppliers of the R/O equipment and the membranes. The Company primarily purchases R/O equipment from a U.S. company named Waterlink, because it believes Waterlink offers the best combination of price, service and quality. However the Company is not dependent on Waterlink and can build plants using other manufacturers' equipment.

REI's operating expenses, which are charged against the projects' cash flow, include, development and administrative, operation and maintenance activities for all of its Egyptian Projects. Electric generation costs that are dependent on production volume include diesel fuel, consumables, and a maintenance reserve for preventative maintenance and major repairs. At the current time, over 80% of those costs are fuel costs. At current fuel costs, which include delivery, are fixed by the Egyptian government and are uniform throughout the country, the fuel used to generate one kilowatt-hour of electricity costs approximately 3.2 U.S. cents at current exchange rates. These estimates are based on averages and will vary based on location, maintenance needs, personnel costs and training, and other factors. All of REI's electricity sales contracts provide for a 100% cost pass-through as the price of diesel fuel changes.

         The average cost to produce one cubic meter (264.3 gallons) of desalinated water from seawater, at current prices and exchange rates, is approximately $ .0024 per gallon.

         Where REI supplies the electricity to the customer, REI provides the electricity for the R/O equipment and includes that electricity cost in the amount billed for water. Otherwise, the customer has the responsibility for providing electric power and bears the risk of electricity price changes.

         Operating costs for processing brackish water are similar except for the amount of electricity used, which can be as low as 30% of the amount used to process seawater. Capital costs for brackish water processing tend to be significantly lower because less capable equipment can be used. A R/O water desalination plant is automated and does not require a full time operator in attendance. Prompt response to problems is important, however, if the customer is not to be left without water. REI employs a central team of water specialists who visit each R/O plant periodically to perform routine maintenance and who respond to any problems.

REI's projects generally sell their electricity and drinking water output under written, long-term contracts governed by Egyptian law. The community water projects sell water to a number of hotels or commercial and residential customers. In those cases, REI sells at a fixed, published price, which it may change based on market conditions. There is no formal regulatory authority that reviews those prices or which has authority to set them.


(iii) ZAP World.Com, Inc.

The Fund invested $2,050,000 in Ridgewood ZAP, LLC in March 1999 as a holding company for its investments in ZAP World.COM, Inc. ("ZAP"). ZAP is headquartered in Sebastopol, California, north of San Francisco. ZAP designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, electric scooters, and other electric transportation vehicles. ZAP's common stock is quoted on the OTC Bulletin Board under the symbol "ZAPP".

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

     As part of the transaction, Ridgewood ZAP, LLC was granted a warrant to purchase additional shares of Common Stock of ZAP, which was exercised in June 1999 after the Fund contributed to Ridgewood ZAP, LCC the $2,000,000 necessary to do so. The total exercise price under the warrant was $2,000,000 and the exercise price per share was 85% of the average daily closing price of the Common Stock over the 20 day period prior to the date of exercise, but not more than $4.50 per share and not less than $3.50 per share. Ridgewood ZAP, LLC acquired 571,249 shares of ZAP Common Stock on exercise.

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

     ZAP's two largest shareholders have agreed with Ridgewood ZAP that as long as Ridgewood ZAP, LLC owns at least 5% of ZAP's voting stock, the shareholders will vote their shares in favor of up to two directors nominated by Ridgewood ZAP, LLC. Ridgewood ZAP, LLC has nominated two directors, Robert E. Swanson and Douglas Wilson (who are officers of the Fund and Ridgewood Power, see Item 5(b) Directors and Executive Officers of the Registrant - Managing Shareholders), both of whom have been elected to ZAP's Board of Directors.

Two of the Fund's other three investments, the U.K. Landfill Gas Projects and the Hydroelectric Projects, have long-term, formula price contracts for their output. While purchasing Projects with long-term contracts might reduce the anticipated volatility of the Fund's earnings, it means that there is not much potential for earnings growth beyond the rate of inflation. The Fund therefore made a relatively small investment in ZAPWORLD.COM. Although this investment is highly risky, if it is successful, it would have the potential for significant capital appreciation. This addresses the Fund's primary objective, noted above, for providing capital appreciation.

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

Mr. Swanson has purchased a franchise to distribute ZAP's products in the eastern portion of Long Island, New York. See Item 12 -- Certain Relationships and Related Transactions for additional information.

(iv) Synergics, Inc. Acquisition

Beginning in late 1999, the Managing Shareholder of the Trust, began negotiations to buy nine existing hydroelectric generating plants from Synergics, Inc. ("Synergics"). In the course of negotiations and due diligence, the Managing Shareholder learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, Trust V and the Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The debt remains in default, but the joint venture is not exercising its remedies against Synergics or the Synergics subsidiaries pending the proposed acquisition described below.

The joint venture intends to acquire the Synergics hydroelectric generation business by forgiving the $17 million of outstanding debt and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets. The structuring and closing of the acquisition is to be determined after a review of certain financial, contractual and tax considerations. Until the acquisition closes, Synergics has agreed to retain all working capital for the account of the joint venture and to allow the joint venture to approve all operational decisions and expenditures. Synergics is cooperating closely with the joint venture in making operational decisions.

However, although the joint venture currently intends to acquire the Synergics hydroelectric generation business as promptly as possible, neither the joint venture nor the Fund and Power V are obligated to acquire Synergics or any of its assets. Wayne L. Rogers, the president of Synergics, agreed to vote the stock of Synergics, Inc. beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Fund and Power V that materially complies with the provisions outlined above.

Although the joint venture now owns $17 million of the senior debt of Synergics, there is approximately $11.725 million of debt owed to Fleet Bank, N.A. Trust V and the Fund are in discussions with Fleet Bank concerning the assumption of the Fleet debt in connection with the acquisition.

Trust V supplied $5 million of the capital used by the joint venture to acquire the debt and the Fund supplied the remaining $12 million. Any additional capital needed for the acquisition will be supplied to the joint venture by the Fund. Trust V and the Fund will own the joint venture in proportion to the capital each supplies and neither will have preferred rights over the other.

(v) Mediterranean Fiber Optic Project

         In September 1999, Trust V and the Fund organized Ridgewood MedFiber LLC and each of them contributed $1.5 million to the joint venture on equal terms. Ridgewood MedFiber then invested the $3 million in a 25% equity interest in Global Fiber Group, a newly organized developer ("GFG"), which was exploring a proposal to construct a 3,600 kilometer (2,200 mile) long underwater fiber optic cable among Spain, Southern France and Italy via the Mediterranean Sea.

     In February 2000 the original management, which had been unable to obtain additional equity financing for the Project, agreed to withdraw from the venture. Ridgewood MedFiber was unable to find other equity investors for the venture and the venture ceased activity in the second quarter of 2000. Accordingly, the Fund wrote off its entire investment in the Project effective March 31, 2000.

(3)  Project Operation.

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

(4) Trends in the Independent Power and Other Industries

(i) Foreign Opportunities

The electricity markets in the United Kingdom were fully deregulated several years before deregulation began in the U.S. Accordingly, the Fund, through Ridgewood U.K., is investing in a niche area, landfill gas power plants. The Prior Programs already own interests in two large landfill gas power plants in Rhode Island and California and the technology and business are familiar to Ridgewood Power. Further, because of the ecological benefits of landfill gas power plants, the U.K. government has required utilities to enter into 15 year Power Contracts at premium prices, through the Non-Fossil Fuels Purchasing Agency. The U.K. Landfill Projects enjoy a status similar to qualifying facilities in the U.S. with long-term Power Contracts. They enjoy a guaranteed price and market for their output and are not subject to price fluctuations for their fuel. The major business risks and considerations are keeping operating costs at a minimum through good design, preventative maintenance and attention to fuel quality, governmental policy changes and exchange rate fluctuations affecting the pound-denominated revenues from the Projects. Thus the Trust believes that these investments in a stable Western European country with a guaranteed market for the output have the potential for long-term, stable income. Because Ridgewood U.K. is not providing any capital for development and buys Projects only after they receive bank financing, most development risk is avoided. Ridgewood Power is investigating hedging and other strategies to reduce exchange rate risk when revenues from the U.K. Landfill Gas Projects become large enough to make these strategies practical.

       The Egyptian Projects are substantially riskier. These projects are being developed at remote resort hotel sites on the Red Sea, which are distant from other electric and water sources. REI is developing the Projects itself using local engineering personnel and contractors.

Environmental, construction, legal, and labor requirements are often unclear and can change unpredictably at any time. REI may find it difficult to enforce contracts and other legal obligations against local suppliers or customers. REI has not engaged in substantial development work either in the U.S. or outside the U.S. and has little experience in developing foreign Projects. There are no backup facilities to provide electricity or water if the Projects fail or are unusable for any period of time. Specifications for Projects have changed suddenly and unpredictably and in some cases it has been necessary for REI to construct additional infrastructure. Cultural, language and political differences between Egypt and the U.S. may impair communication with personnel, cause errors and possibly cause hostile action against the Projects by employees, residents or governmental agencies. There have been occasional terrorist incidents in Egypt directed against Western tourists and tourist facilities. Further such incidents might deter tourism and make the host hotel resorts unprofitable or might even be directed against the Egyptian Projects or their personnel.

      The Projects burn light fuel oil in diesel engines, which is brought in by tanker truck. Supply interruptions, oil spills or fires are possible. Although the Projects are exposed to world oil price variations, this risk is mitigated because the Power Contracts contain price adjustments tied to fuel oil prices that should substantially transfer the risk to the customers.

      The customers of most of the Egyptian Projects are single hotels governmentally-sponsored associations of resort hotels under 10-year long-term Power Contracts with each Project. Each Project provides electricity or water or both to the entire association and bills the hotels or association for the aggregate amount. The association in turn bills its member hotels for their consumption and their share of common consumption for services such as street lighting, residential services for hotel employees, and services such as security. The associations may not have substantial assets and thus may depend on prompt payment by their members in order to meet their obligations to the Project. Their ability to enforce payment obligations may be limited, and although the Project has the ability to shut off water or power to a defaulting association member, it may be practically difficult to do so over resistance by a major employer. It is possible that the associations would fail to bill members appropriately, that disputes between the associations and members for other reasons might result in a failure to pay the associations, or that the associations for political, economic or other reasons would fail to meet their obligations to the Project. It is also possible that adverse events in the tourist industry, such as labor disputes, airline problems, shortages of personnel, changes in customer taste, environmental problems, overbuilding and international political or cultural developments could depress tourist trade to the point that the hotels or associations would be unable to pay. Other risks include currency conversion and repatriation risks, exchange rate fluctuations, taxation disputes, international hostilities, arbitrary governmental action, religious tensions, anti-foreign sentiments and legal changes.

     Because of these risks and difficulties, it has been difficult to raise capital for these Projects and there is a great local demand for similar Projects. The prices for the electricity and water provided by the Projects reflect these risks and others. The Managing Shareholders believe that these risks are acceptable, because the Trust has been organized with the intention to have a somewhat diversified portfolio of investments and because the Trust will be investing in lower-risk, lower-return foreign and U.S. power Projects as well.

(5)  Competition

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

(6) Regulatory Matters.

     The Fund's Projects located in the United States are subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership and operation. Federal laws and regulations developed by administrative agencies govern transactions with utility companies, the types of fuel which may be utilized by a Project, the type of energy which may be produced by a Project and the ownership of a Project. State utility regulatory commissions must approve the rates and, in some instances, other terms and conditions on which public utilities purchase electric power from Projects. Under certain circumstances where specific exemptions are otherwise unavailable, state utility regulatory commissions may have broad jurisdiction over Projects. Projects are also subject to federal, state and local laws and administrative regulations which govern the emissions and other substances produced by a Project and the geographical location, zoning, land use and operation of a Project.

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

(i) Energy Regulation.

(A) PURPA. The Synergics Projects, which sell electric energy, are subject to certain energy regulation including the Public Utilities Regulatory Policies Act ("PURPA"), which provides incentives for the development of cogeneration facilities and small power production facilities meeting certain criteria ("Qualifying Facilities").

Qualifying Facilities under PURPA are generally exempt from the provisions of federal and state utility regulation. In order to be a Qualifying Facility, a cogeneration facility must (i) produce not only electricity but also a certain quantity of heat energy (such as steam or hot water) which is used for a purpose other than power generation, (ii) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (iii) not be controlled or more than 50% owned by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities," can be Qualifying Facilities if they meet regulations respecting maximum size (in certain cases), primary energy source and utility ownership.

(B) The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to and wheel power for Independent Power Projects under certain conditions and created an exemption for electric utilities, electric utility holding companies and other independent power producers from certain restrictions imposed by the Holding Company Act. Although the Trust believes that the exemptive provisions of the 1992 Energy Act will not materially and adversely affect its business plan, the act may result in increased competition in the sale of electricity. (C) The Federal Power Act. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or determined through competitive bidding or negotiation. While Qualifying Facilities under PURPA are exempt from the rate-making and certain other provisions of the FPA, non-Qualifying Facilities are subject to the FPA and to FERC rate-making jurisdiction.

         The FPA also provides that any hydroelectric facility that is located on a navigable stream or that affects public lands or water from a government dam may not be constructed or be operated without a license from FERC. Certain facilities that were operating before 1935 are exempt, if the waterway is non-navigable, or "grandfathered" and do not require licenses so long as the facilities are not modernized or otherwise materially altered. Licenses are granted for 30 to 50 year terms.

(D) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not Qualifying Facilities under PURPA, and which are considered public utilities in many states. In states where the wholesale or retail electricity market remains regulated, Projects that are not Qualifying Facilities may be subject to state requirements to obtain certificates of public convenience and necessity to construct a facility and could have their organizational, accounting, financial and other corporate matters regulated on an ongoing basis. Although FERC generally has exclusive jurisdiction over the rates charged by a non- Qualifying Facility to its wholesale customers, state public utility regulatory commissions have the practical ability to influence the establishment of such rates by asserting jurisdiction over the purchasing utility's ability to pass through the resulting cost of purchased power to its retail customers. In addition, states may assert jurisdiction over the siting and construction of non-Qualifying Facilities and, among other things, issuance of securities, related party transactions and sale and transfer of assets. The actual scope of jurisdiction over non-Qualifying Facilities by state public utility regulatory commissions varies from state to state.

(ii) Environmental Regulation.

     The construction and operation of Independent Power Projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a Project and can be time-consuming and difficult. Each Project requires technology and facilities which comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies.
Meeting the requirements of each jurisdiction with authority over a Project may require extensive modifications to existing Projects.

Title V of the Clean Air Act Amendments added a new permitting requirement for existing sources that requires all significant sources of air pollution to submit new applications to state agencies. Title V implementation by the states generally does not impose significant additional restrictions on the Trust's Projects, other than requirements to continually monitor certain emissions and document compliance. The permitting process is voluminous and protracted and the costs of fees for Title V applications, of testing and of engineering firms to prepare the necessary documentation have increased. The Fund believes that all of its facilities, which require Title V compliance, are or will be in compliance with such requirements.

     The Fund's Projects must comply with many federal and state laws and regulations governing wastewater and storm water discharges from the Projects. These are generally enforced by states under "NPDES" permits for point sources of discharges and by storm water permits. Under the Clean Water Act, NPDES permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals. The Projects use closed-loop engine cooling systems which do not require large discharges of coolant except for periodic flushing to local sewer systems under permit and do not make other material discharges.

     The Fund's Projects are subject to the reporting requirements of the Emergency Planning and Community Right-to-Know Act that require the Projects to prepare toxic release inventory release forms. These forms list all toxic substances on site that are used in excess of threshold levels so as to allow governmental agencies and the public to learn about the presence of those substances and to assess potential hazards and hazard responses. The Trust does not anticipate that this requirement will result in any material adverse effect on it.

The Managing Shareholders expect that environmental and land use regulations may become more stringent. The Fund and the Managing Shareholders have developed a certain expertise and experience in obtaining necessary licenses, permits and approvals, but will nonetheless rely upon qualified environmental consultants and environmental counsel retained by it to assist in evaluating the status of Projects regarding such matters.

(d) Financial Information about Foreign and Domestic Operations and Export Sales. In 2000, all revenues were generated by the Egyptian Projects. Earnings form the trust's investments in GFG, Synergics and ZAPWORLD.com are included in other income (expense) in the statement of operations. All plant and equipment included on the December 31, 2000 balance sheet are located in Egypt.


     Historical results of the Egyptian Projects may not be indicative of those for future periods because additional Egyptian Projects may be acquired or come into service in 2001.

    Projects or investments located in one country do not have material customers from any other country.

(e)  Employees.

The Fund has no employees. The persons described below at Item 5 -Directors and Executive Officers of the Registrant serve as executive officers of the Fund and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Fund business. REI has approximately 12 employees located in Egypt.

Item 2.  Properties.

     Pursuant to the Management Agreement between the Fund and the Managing Shareholders (described at Item 10(c)), Ridgewood Power provides the Fund with office space at the Managing Shareholders' principal offices at The Ridgewood Commons, 947 Linwood Avenue, Ridgewood, New Jersey 07450.

     The following table shows the material properties (relating to Projects) owned or leased by the Fund's subsidiaries at march 30, 2001.

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

U.K.       England and Leased or 2014-     less than      n/a     Landfill gas
Landfill    Scotland   licensed 2015      10 acres                 fueled gene-
                                                                   ration plants


Egyptian              Leased by   n/a       less than      n/a    Electric gen-
Site                  in Egypt                          10 acres   erating or
                     Joint venture*                                water desali-
                                                                   nation facil-
                                                                   ties

*Joint venture owned by the Fund and Power V.

The Fund believes that these properties are currently adequate for current operations at those sites.

Item 3. Legal Proceedings.

         There are no material legal proceedings involving the Fund.

Item 4. Submission of Matters to a Vote of Security Holders.


     The Fund has not submitted any matters to a vote of its security holders during the fourth quarter of 2000.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The Fund sold 658.1067 Investor Shares of beneficial interest in the Fund in its private placement offering, which concluded in April 2000. There is currently no established public trading market for the Investor Shares. As of the date of this Annual Report on Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

Investor Shares are restricted as to transferability under the Declaration, as well as under federal and state laws regulating securities. See Item 11(d) - Description of Registrant's Securities to be Registered - Restrictions on Transfer of Investor Shares. The Investor Shares have not been and are not expected to be registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Fund believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act. As of the date of this Registration Statement, no Investor Shares are sellable under Rule 144 because the requirements of Rule 144(c) have not been met.

The Managing Shareholders are considering the possibility of a combination of the Fund and six other investment programs sponsored by the Managing Shareholder into a publicly traded entity. This would require the approval of the Investors in the Fund and the other programs after proxy solicitations complying with requirements of the Securities and Exchange Commission, compliance with the "rollup" rules of the Securities and Exchange Commission and other regulations, and a change in the federal income tax status of the combined entity from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the managing shareholders will recommend a combination, that the Investors of the Fund or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs.

(b)  Holders

     As of the date of this Annual Report on Form 10-K, there are 1182 record holders of Investor Shares.

(c)  Dividends

     The Fund made distributions as follows in 2000 and 1999:

                       Year ended December 31,
                          2000          1999
Total distributions
to Investors ......   $3,465,001   $  924,760
Distributions per
Investor Share ....        5,265        1,642
Distributions to
Managing
Shareholders ......       35,000        9,341

         In January 2001, the Fund ceased making distributions as part of their preparations for a possible Liquidity Event. The Fund was financially capable of making some distributions but Ridgewood Power concluded that it would be more beneficial to Investors for the Fund to conserve capital in the highly volatile business climate and to have additional capital to finance a potentially expensive process. This does not mean that a Liquidity Event will necessarily occur or that distributions will necessarily resume if a Liquidity Event does not happen.

     If distributions do resume, the Fund's policy is to make them on a quarterly basis. The Fund's ability to make future distributions to Investors and their timing will depend on the net cash flow of the Fund and retention of reasonable reserves as determined by the Fund to cover its anticipated expenses.

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


                  As of and for
                the Period from
                 Commencement of
                  Share Offering
               (February 9, 1998)
                     through            Year ended December 31,
                  December 31, 1998        1999        2000

Interest income ..   $    494,002    $  1,447,920    $  2,601,646
Total revenue ....          - - -            --      $  2,180,231
Net income (loss)        (851,745)       (980,540)   $ (1,904,198)
Net assets
(shareholders'
  equity) ........     24,354,681      45,657,426     $46,091,190
Total assets .....     25,733,430      45,881,708     $53,174,689
Per Share of Trust
 Interest:
 Revenues ........          - - -           - - -           3,313
 Net income (loss)         (2,869)         (1,741)         (2,893)
 Net asset value .         82,035          81,074          70,186
Distributions to
Investors ........              0           1,642(F1)       5,265

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

The Fund uses the equity method of accounting for its investments in ZapWorld.com and the Mediterranean Fiber Optic Project/GFG. The Fund's investment in the Synergics Hydro projects is in the form of a note receivable and, accordingly, the Fund's earnings are in the form of interest income.

The Fund and Trust V also purchased a note receivable from Synergics, Inc. ("Synergics") for approximately $17 million. The joint venture intends to acquire nine hydroelectric dams owned by Synergics by forgiving the $17 million of outstanding debt and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets.

Through December 31, 1999, the Fund used the equity method of accounting for its investment in the Egypt Projects. Beginning in the first quarter of 2000, the Fund made additional investments and acquired majority ownership of the Egypt Projects. As a result, effective January 1, 2000, the Fund has consolidated the financial position and results of operations. All the Fund's consolidated revenue and cost of sales relate to the Egypt Projects.

Outlook

ZapWorld.com, a publicly-traded California based corporation, sells a wide range of electric scooters, bicycles and vehicles. The Fund owns approximately 21% of the common stock of ZapWorld.com.

In Egypt, the Fund and Trust V have constructed or are developing 15 water desalinization plants and 6 electric generation plants. When development is complete, which is expected to occur in the second quarter of 2001, the total capacity of the water and power plants is expected to be approximately 3,300,000 U.S. gallons per day and 23.4 megawatts, respectively. Each plant has a contract with a hotel or group of hotels for the sale of the water or electricity produced from the plant. These contracts generally have terms of five to thirty years.

The Fund and Trust V also purchased a 25% interest in GFG. GFG expected to be the co-developer of a large Mediterranean fiber optic project which was scheduled to close in the second quarter of 2000. The Fund and Trust V expected to fund approximately $18 million of this Mediterranean Fiber Optic project when it closed. In the first quarter of 2000, the Fund determined that GFG would probably not be able to develop the Mediterranean Fiber Optic Project or any other project. Accordingly, the Fund wrote down its investment in the project to zero in the first quarter of 2000. GFG subsequently ceased operations.

Trust V, through a subsidiary, purchased six landfill gas fired plants in the United Kingdom which have contracts to sell the electricity to a quasi autonomous non-governmental organization at an inflation adjusted price for 15 years. In 2001, the Fund has provided additional funds to the subsidiary to acquire additional plants and expects to provide additional funds as more plants are developed. To the extent that the Fund provides funds, it will receive an undivided interest in the entire package of plants.

Results of Operations The year ended December 31, 2000 compared to the year ended December 31, 1999.

In 2000, the Fund had a net loss of $1,909,0000 as compared to a net loss of $981,000 in 1999. The 2000 net loss includes $1,448,000 of charges relating to the writedown of GFG. Excluding the writedown, the 2000 results would have reflected a loss of $461,000. The 2000 and 1999 results include the following results from projects:

Project                                     2000         1999
------------------------------------------------------------------
ZapWorld.com .......         (2)       (1,342,000)      (640,000)
Egypt Projects               (1)           12,000       (198,000)
Mediterranean  Fiber
Optic Project                (2)          (50,000)       (49,000)
Synergics Projects           (3)          883,000            --

(1) Earnings, net of minority interest, in 2000. Equity interest in loss of the project in 1999.
(2) Equity interest in loss of the project.
(3) Interest income

The Fund recorded a loss of $1,342,000 from ZapWorld in 2000 compared to a loss of $640,000 in 1999. The increase in the loss was due to increased operating expenses relating to ZapWorld.com's expansion in 2000 compared to 1999.

The Fund recorded $12,000 of net income related to the Egypt projects compared to $198,000 of losses in 1999. In 1999, all projects in Egypt were in the development stage whereas in 2000, the majority of these projects were in operation.

The Fund recorded losses of $50,000 and $49,000 in 2000 and 1999, respectively, related to its investment in GFG. GFG was not able to develop the planned Mediterranean Fiber Optic Project and subsequently ceased operations.

The Fund recorded interest income from the note related to the Synergics Projects of $883,000. The Fund acquired the note in April 2000.

Interest income at the Fund level increased to $1,718,000 from $1,448,000 in 1999 as a result of the higher average cash balances on hand during the year.

The Fund commenced charging a management fee upon the closing of the Fund offering in April 2000. The management fee for 2000 was $1,097,000. The investment fee charged on initial contributions decreased from $561,000 in 1999 to $200,000 in 2000 due to the closing of the fund offering in April 2000. Other Trust-level expenses in 2000 were comparable to 1999.

The year ended December 31, 1999 compared to the period from February 9, 1998 to December 31, 1998

Interest income increased from $494,000 during 1998 to $1,448,000 as a result of the Fund's higher average cash balances. In 1999, the Fund recorded a $640,000 loss from its investment in ZapWorld.com. In 1999, the Fund also recorded $198,000 of losses in 1999 related to its 50% interest in the Egypt projects that are under development. These projects begun operation in the first half of 2000. In 1999, The Fund also recorded a loss of $49,000 in 1999 related to its investment in Mediterranean Fiber Optic Project / GFG. The Fund and Power V own a 25% interest in GFG which expected to be the co-developer of a large Mediterranean fiber optic project that was scheduled to close in the second quarter of 2000.

In 1999, the Fund had expenses of $1,542,000 compared to $1,346,000 in 1998. The increase is primarily a result of an increase of $160,000 in due diligence costs on potential projects that were ultimately rejected.

Liquidity and Capital Resources

In 2000 and 1999, the Fund's operating activities used cash of $2,934,000 and $1,626,000, respectively. The increase use was primarily a result of the management fee which commenced in April 2000.

In 1999, the Fund used $10,181,000 in its investing activities, primarily caused by the investments in ZapWorld.com, the Egypt Projects and the Mediterranean Fiber Optic Project/GFG. In 2000, the Fund used $23,688,000 in its investing activities, primarily caused by the investments in the Egypt Projects and the purchase of the Synergics note.

In 2000 and 1999, cash from financing activities was $6,218,000 and $22,283,000, respectively. The decrease was primarily due to the closing of the fund offering in April 2000.

During 2001, the Fund anticipates making additional investments in the Egypt Projects and the United Kingdom Landfill Gas Projects.

Other than investments of available cash in Projects, obligations of the Fund are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholders, payments for certain accounting and legal services and distributions to shareholders.

The Fund anticipates that, during 2001, its cash flow from operations and unexpended offering proceeds will be adequate to fund its obligations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

The Fund's consolidated Egyptian Projects investments in financial instruments are short term pound denominated obligations of large banks and trade accounts receivable and payable.

The Fund's primary market risk exposure is limited interest rate risk caused by fluctuations in short-term interest rates. The Fund's primary market risk exposure related to its consolidated Egyptian Projects is to fluctuations in the foreign currency exchange rates. The Fund does not anticipate any changes in its primary market risk exposure or how it intends to manage it. The Fund does not trade in market risk sensitive instruments.

Quantitative Information About Market Risk

This table provides information about the Fund's financial instruments that are defined by the Securities and Exchange Commission as market risk sensitive instruments. These include only short-term U.S. government and agency securities and bank obligations. The table includes principal cash balances and related weighted average interest rates by contractual maturity dates.

                                         December 31, 2000
                                       Expected Maturity Date

                                                     2001
                                                    (U.S. $)
Bank Deposits and Certificates of Deposit          $14,436,000
Average interest rate                                    5.6%


                                                    (U.S. $)
Bank Deposits denominated in Egyptian Pounds         $893,000
Average interest rate                                     5.6%

Item 8. Financial Statements and Supplementary Data.

Index   to   Financial    Statements
Report   of   Independent    Accountants  ............................. F-2
Consoldiated Balance Sheets at December 31, 2000 and 1999 ............. F-3
Consolidated Statement of  Operations  for Years Ended
December 31, 2000 and 1999 and Period from February 9, 1998
through  December 31, 1998  ............................................F-4
Consolidated  Statement  of Changes  in  Shareholders'  Equity
and  Consolidated Statement of  Comprehensive  Loss for Years
Ended December 31, 2000 and 1999 and Period from February 9,
1998 through  December 31,  1998........................................F-5
Consolidated  Statement of Cash Flows for Years Ended December
31, 2000 and 1999 and Period from  February 9, 1998 through
December 31, 1998  .....................................................F-6
Notes to Consolidated Financial Statements .................... F-7 to F-11

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Neither the Fund nor the Managing Shareholders have had an independent accountant resign or decline to continue providing services since their respective inceptions and neither has dismissed an independent accountant during that period. During that period of time no new independent accountant has been engaged by the Fund or the Managing Shareholders, and the Managing Shareholder's current accountants, PricewaterhouseCoopers LLP, have been engaged by the Fund.

PART III

Item 10. Directors and Executive Officers of the Registrant.

(a)      General.

As Managing Shareholders of the Fund, Ridgewood Power and Power VI Co have direct and exclusive discretion in management and control of the affairs of the Fund. The Independent Panel Members only review certain transactions between the Fund and other investment programs sponsored by Ridgewood Power or affiliates of Ridgewood Power. A managing shareholder will be entitled to resign as Managing Shareholder of the Fund only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the managing shareholder) or (ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

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

Ridgewood Power now expects (although no assurance can be given) that the Fund would also join any combination of the five Prior Programs. Accordingly, it currently seems unlikely that it will be necessary to activate Power VI Co as a Managing Shareholder, if a combination were to occur. Accordingly, Power VI Co is being maintained as a shell company and all of its rights and duties have been assigned to Ridgewood Power.

(b) Managing Shareholders.

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

Ridgewood Power has also organized Power I, Power II Power III, Power IV Power V, and the Egypt Fund as Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their Managing Shareholder. The business objectives of these trusts are similar to those of the Fund.

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

The   Managing Shareholders   are   affiliates   of   Ridgewood   Energy
Corporation("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholders include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholders and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholders and which is the sponsor of six privately offered venture capital funds (the Ridgewood Capital Venture Partners, Ridgewood Capital Venture Partners II and Ridgewood Capital Venture Funds III programs), and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

      Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholders.

Robert E. Swanson, age 54, has also served as President of the Fund since its inception in 1991 and as President of RPM, the Fund, Power I, Power II, Power III, Power IV, Power V, and Egypt Fund since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I and II venture capital funds. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Robert L. Gold, age 42, has served as Executive Vice President of the Managing Shareholder, RPM, the Power I, Power II, Power III, Power IV, Power V, the Fund and Egypt Fund since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Capital Venture Partners I and II funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

Martin V. Quinn, age 53, has been the Executive Vice President and Chief Operating Officer of Ridgewood Power since April 2000. Before that, he had assumed the duties of Chief Financial Officer of Ridgewood Power in November 1996 under a consulting arrangement. In April 1997, he became a Senior Vice President and Chief Financial Officer of Ridgewood Power and the Fund.

         Mr. Quinn has over 30 years of experience in financial management and corporate mergers and acquisitions, gained with major, publicly-traded companies and an international accounting firm. He formerly served as Vice President of Finance and Chief Financial Officer of NORSTAR Energy, an energy services company, from February 1994 until June 1996. From 1991 to March 1993, Mr. Quinn was employed by Brown-Forman Corporation, a diversified consumer products company and distiller, where he was Vice President-Corporate Development. From 1981 to 1991, Mr. Quinn held various officer-level positions with NERCO, Inc., a mining and natural resource company, including Vice President- Controller and Chief Accounting Officer for his last six years and Vice President-Corporate
Development. Mr. Quinn's professional qualifications include his certified public accountant qualification in New York State, membership in the American Institute of Certified Public Accountants, six years of experience with the international accounting firm of PricewaterhouseCoopers, LLP, and a Bachelor of Science degree in Accounting and Finance from the University of Scranton (1969).

Daniel V. Gulino, age 40, has been Senior Vice President and General Counsel of the Managing Shareholder since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

Christopher I. Naunton, 36, has been the Vice President and Chief Financial Officer of the Managing Shareholder since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and a Bachelor of Science degree in Business Administration from Bucknell University (1986).

Mary Lou Olin, age 48, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Fund, Power I, Power II, Power III, Power IV and Power V since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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

(d) Executive Officers of the Fund.

Pursuant to the Declaration, the Managing Shareholders have appointed officers of the Fund to act on behalf of the Fund and sign documents on behalf of the Fund as authorized by the Managing Shareholders. Mr. Swanson has been named the President of the Fund and the other executive officers of the Fund are identical to those of the Managing Shareholders.

     The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out Fund business. Officers act under the supervision and control of the Managing Shareholders, which is entitled to remove any officer at any time. Unless otherwise specified by the Managing Shareholders, the President of the Fund has full power to act on behalf of the Fund. The managing shareholders expect that most actions taken in the name of the Fund will be taken by Mr. Swanson and the other principal officers in their capacities as officers of the Fund under the direction of the Managing Shareholders rather than as officers of the Managing Shareholders.

(e) The Independent Panel Members.
The Declaration provides for an Independent Review Panel (the "Panel"), with responsibility for independently reviewing and approving material transactions ("Ridgewood Program Transactions") between the Fund and any other investment programs sponsored by the managing shareholders or its affiliates ("Ridgewood Programs").

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

     The Independent Review Panel provisions were included in the Declaration in recognition that the Fund's investment program anticipates significant co-investment by the Fund in Projects in which other Ridgewood Programs will invest. The Managing Shareholders concluded that given the potential conflicts of interest and the additional complexities and responsibilities that characterize co-investment decisions, the Fund should create a mechanism for independent review and approval of co-investments.

     The Managing Shareholders have designated the initial Panel of three Panel Members. A majority of the incumbent Panel Members must consent for the Panel to take action. A majority of the Managing Shareholders and the incumbent Panel Members, acting together, may authorize an increase to no more than eight Panel Members (or a decrease to not fewer than two) and may fill vacancies on the Panel within 180 days. If there is no incumbent Panel Member, however, vacancies must be filled by the Managing Shareholders with the approval of a Majority of the Investors. A Panel Member may not be an Affiliate of the Fund and may not be an investment advisor or underwriter for the Fund, a person beneficially owning five percent or more of the Investor Shares, an entity in which the Fund beneficially owns five percent or more of the outstanding equity securities, an agent or employee of the Fund or its subsidiaries, a member of the immediate family of any individual described above, or a person who served at any time after the beginning of the second-to-last full calendar year as legal counsel to the Fund or the managing shareholder, or a partner, principal or employee of that legal counsel.

The Panel is not required to review other transactions that might involve the managing shareholders or their Affiliates and the Fund, such as the Management Agreement or temporary advances of funds by the managing shareholder to the Fund. The managing shareholders, in its sole discretion, may refer such other transactions to the Panel for advice, and the Panel, in its sole discretion, may elect to review and report to the managing shareholder on the referred transaction, or to decline to review it. Neither the managing shareholders nor the Panel Members shall incur liability to the Fund or any Shareholder by their decisions to refer or not to refer, or to review or not to review, any transaction that is not a Ridgewood Program Transaction.

     The Panel Members are not trustees of the Fund, have no general fiduciary responsibility for the Fund's investments or operations, and have no continuing oversight responsibilities for the Fund. The Panel meets only on the call of the managing shareholders.

Panel Members may resign and may be removed either for cause by action of at least two-thirds of the remaining Panel Members or for any reason by action of the holders of at least two-thirds of the Investor Shares.

     Compensation of the Panel Members is set in the Declaration at $5,000 per year, plus out-of-pocket expenses incurred. If the Managing Shareholders certify in the Fund's records that there is no reasonable probability that the Fund will engage in further Ridgewood Program Transactions, the Panel will be suspended and will take no further action. During that period, the Panel Members' compensation will cease. A suspended Panel may be reinstated by the Managing Shareholders at any time.

John C. Belknap, age 54, has been chief financial officer of three national retail chains and their parent companies. Currently, he is a managing director of Manticore Partners, LLC, a venture advisory and development firm. From July 1997 to August 1999, he was Executive Vice President and Chief Financial Officer of Richfood Holdings, Inc., a Virginia-based food distributor and retailer. From December 1995 to June 1997 Mr. Belknap was Executive Vice President and Chief Financial Officer of OfficeMax, Inc., a national chain of office supply stores. From February 1994 to February 1995, Mr. Belknap was Executive Vice President and Chief Financial Officer of Zal Corporation, a 1large and national jewelry retail chain. From January 1990 to January 1994 and from February 1995 to December 1995, Mr. Belknap was an independent financial consultant. From January 1989 through May 1993 he also served as a director of and consultant to Finlay Enterprises, Inc., an operator of leased fine jewelry departments in major department stores nationwide. Prior to 1989, Mr. Belknap served as Chief Financial Officer of Seligman & Latz, Kay Corporation and its subsidiary, Kay Jewelers, Inc.

From 1979 to 1985, Mr. Belknap served as Chief Financial Officer of Kay Corporation, the parent of Kay Jewelers, Inc. ("KJI"), a national chain of jewelry stores and leased jewelry departments in major department stores. He served as Chief Financial Officer of KJI from 1974 to 1979. Mr. Belknap was a senior auditor at Arthur Young & Company (now Ernst & Young), a national accounting firm. Mr. Belknap earned BA and MBA degrees from Cornell University.

     Dr. Richard D. Propper, age 50, graduated from McGill University in 1969 and received his medical degree from Stanford University in 1972. He completed his internship and residency in Pediatrics in 1974, and then attended Harvard University for post doctoral training in hematology/oncology. Upon the completion of such training, he joined the staff of the Harvard Medical School where he served as an assistant professor until 1983. In 1983, Dr. Propper left academic medicine to found Montgomery Medical Ventures, one of the largest medical technology venture capital firms in the United States. He served as managing general partner of Montgomery Medical Ventures until 1993.

Dr. Propper is currently a consultant to a variety of companies for medical matters, including international opportunities in medicine. In June 1996 Dr. Propper agreed to an order of the Commission that required him to make filings under Sections 13(d) and (g) and 16 of the 1934 Act and that imposed a civil penalty of $15,000. In entering into that agreement, Dr. Propper did not admit or deny any of the alleged failures to file recited in that order. Dr. Propper is also an acquisition consultant for Ridgewood Capital Venture Partners, LLC and Ridgewood Institutional Venture Partners, LLC, the first two venture capital funds sponsored by Ridgewood Capital. He receives a fixed consulting fee from those funds and contingent compensation from Ridgewood Capital.

Seymour (Si) Robin, age 73, has been the Executive Vice President and CEO of Sensor Systems, Inc., an antenna manufacturing company located in Chatsworth, California. He has held this position since 1972. From 1949 to 1953, he owned and operated United Manufacturing Company, which specialized in aircraft and missile antennas. From 1953 to 1957, he managed Bendix Antenna Division, which specialized in aircraft and space antennas and avionics. In 1957, he started SRA Antenna Company as a manufacturer and technical consultant to worldwide manufacturers or commercial and military aircraft and space vehicles. He remained at SRA Antenna Company until 1971, at which time he became Executive Vice President and CEO of Sensor Systems, Inc.

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

 (i)  RPM.

     RPM is controlled by Robert E. Swanson and owned by him and his family trusts. For U.S. Projects for which the Fund decides to take operating responsibility itself, the Fund will cause the Fund's subsidiary that owns the Project to enter into an "Operation Agreement" under which RPM, under the supervision of the Managing Shareholders, will provide the management, purchasing, engineering, planning and administrative services for the Project. RPM will charge the Fund at its cost for these services and for the Fund's allocable amount of certain overhead items. RPM shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPM, the managing shareholders may, but are not required to, charge RPM at cost for the allocated amounts and such allocated amounts will be borne by the Fund and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholders.

Initially, the Managing Shareholders do not anticipate charging RPM for the full amount of rent, utility supplies and office expenses allocable to RPM. As a result, both initially and on an ongoing basis the Managing Shareholders believe that RPM's charges for its services to the Fund are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPM will not receive any compensation in excess of its costs.

     Allocations of costs will be made either on the basis of identifiable direct costs, time records or in proportion to each program's investments in Projects managed by RPM; and allocations will be made in a manner consistent with generally accepted accounting principles.

RPM will not provide any services related to the administration of the Fund, such as investment, accounting, tax, investor communication or regulatory services, nor will it participate in identifying, acquiring or disposing of Projects. RPM will not have the power to act in the Fund's name or to bind the Fund, which will be exercised by the Managing Shareholder or the Fund's officers.

     The Operation Agreements will not have a fixed term and will be terminable by RPM, by the Managing Shareholders or by vote of a majority in interest of Investors, on 60 days' prior notice. The Operation Agreements may be amended by agreement of the managing shareholders and RPM; however, no amendment that materially increases the obligations of the Fund or that materially decreases the obligations of RPM shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

The executive officers of RPM are Mr. Swanson (President), Mr. Gold (Executive Vice President), Mr. Quinn (Executive Vice President and Chief Operating Officer), Mr. Gulino (Senior Vice President and General Counsel), Mr. Naunton (Vice President and Chief Financial Officer) and Ms. Olin (Vice President.

(j) Section 16(a) Beneficial Ownership Reporting Compliance

All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 2000.

Item 11. Executive Compensation.

         The Fund reimburses RPM at cost for services provided by RPM's employees and reimburses the Managing Shareholders at allocated cost for services outside the scope of the Management Agreement; no such reimbursement per employee exceeded $60,000 in 1999 or 2000. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 Certain Relationships and Related Transactions.

     As compensation for services rendered to the Fund pursuant to the Declaration, each Independent Panel Member is entitled to be paid by the Fund the sum of $5,000 annually and to be reimbursed for all reasonable out-of-pocket expenses relating to attendance at Board meetings or otherwise performing his duties to the Fund. The Independent Panel Members and the Managing Shareholder are entitled to review the compensation payable to the Independent Panel Members annually and increase or decrease it as they see reasonable. The consent of a majority of the Panel Members and the consent of the Managing Shareholders is necessary for a change in compensation. The Fund is not entitled to pay the Independent Panel Members compensation for consulting services rendered to the Fund outside the scope of their duties to the Trust without similar approval.

Ridgewood Holding, the Corporate Trustee of the Fund, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Trust expenses incurred by it which are properly reimbursable under the Declaration.

Donald C. Stewart, age 55, is a consultant to the Fund and not an employee of the Managing Shareholders or any of its affiliates. However, he serves as Ridgewood International Development, LLC's Managing Director and chief operating officer. From 1994, he had served as an advisor and consultant to Ridgewood
Power and was the principal person involved in finding, reviewing and negotiating acquisitions for the six Power Trusts. Mr. Stewart has 30 years of expertise in the field of independent power generation, fuel procurement, engineering and finance. Mr. Stewart spent the first ten years of his business career as a certified public accountant with a major international firm. He has been the Chairman of Vermont Gas Systems, a regulated public utility, Vice Chairman of Consolidated Power Company, a developer of large scale cogeneration projects and President of Hercules Engines, Inc., a manufacturer of industrial engines and electrical generation equipment. Mr. Stewart has a Bachelor of Science degree from Lehigh University.

Instead of salary, Mr. Stewart, and two other consultants to the Fund, Michael Patten and Zach Girges, receive a development fee of 4% and 3%,respectively, of the capital cost of each completed Egyptian Project at the time it goes into operation (a "closing fee"), for a total development fee of 10% of Project capital cost. Mr. Stewart, Mr. Patten and Mr. Girges are not required to continue providing services to REI after a Project is completed, but they are paid annual development fees of 4/10, 3/10 and 3/10 of one percent, respectively, of the capital cost of each Project. The annual fees are not deferred or modified based on the Projects' profits or losses.

Ridgewood Holding, the Corporate Trustee of the Fund, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Fund expenses incurred by it which are properly reimbursable under the Declaration.

For  information  concerning  the Fund's Key Employee  Incentive  Plan, see Item
11(j) of the Fund's Registration Statement on Form 10. No awards or determinations of eligibility have been made under the Plan and Ridgewood Power does not intend to make any.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

Title               Name of            Amount and Nature of        Percent of
of Class            Beneficial Owner     Beneficial Ownership-        Class

Investor Shares     Seymour Robin*           10 Shares, direct       1.6%
                    Robert E. Swanson        1 Share, through         .2
                                             Ridgewood Power

Total beneficialownership by
directors,executive officers
and Independent Panel Members*                11 Shares              1.7%


Management Share    Robert E. Swanson        1 Share,through         100.0%
                                             Ridgewood Power and
                                             Power VI Co.

Listing of Mr. Robin, who is an Independent Panel Member, is not an admission that he is a director or executive officer of the registrant.

Ridgewood Power purchased for cash one full Investor Share. By virtue of its purchase of an Investor Share, Ridgewood Power is entitled to the same ratable interest in the Fund as all other purchasers of Investor Shares. Except for Mr. Robin, no other Panel Members or executive officers of the Fund acquired Investor Shares in the Fund's offering. No person beneficially owns 5% or more of the Investor Shares.

     The managing shareholders were issued one Management Share in the Fund representing the beneficial interests and management rights of the Managing Shareholders in theirs capacity as the Managing Shareholders (excluding its interest in the Fund attributable to Investor Shares it acquired in the offering). The management rights of the managing shareholders are described in further detail above at Item 1 - Business and below in Item 10. Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Fund and its allocable share of the Fund's net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13 -- Certain Relationships and Related Transactions.

Item 13. Certain Relationships and Related Transactions.

The Declaration  provides that cash flow of the Fund,  less reasonable  reserves which the Fund deems necessary to cover anticipated Fund expenses, is to be distributed to the Shareholders from time to time as the Fund deems appropriate. The allocation of distributions between the Investors and the managing shareholders are described at Item 11(a) - Description of registrant's Securities to be Registered - Distribution and Dissolution Rights.

The Fund made distributions in 1999 and 2000 to Power VI Co totaling $9,300 and $35,000, respectively. The Fund paid fees to the Managing Shareholders and their affiliates as follows:

Fee                      Paid to         1998           1999            2000

Investment fee        Ridgewood Power  $577,813         $560,650      $199,500

Placement agent fee   Ridgewood
 and sales commis-    Securities
sions
                      Corporation      $304,031         $188,842       $98,950

Management Fees       Ridgewood           ---             ---       $1,096,844
                      Power

Organizational,       Ridgewood
 distribution  and    Power
 offering fee                        $1,775,798       $1,698,842      $442,790

Due
diligence             Ridgewood
expenses(a)           Power            $868,208         $708,758          ---

(a) Includes reimbursement for fees and expenses of third parties.

The investment fee equaled 2% of the proceeds of the offering of Investor Shares and was payable for the Managing Shareholders' services in investigating and evaluating investment opportunities and effecting investment transactions. The placement agent fee (1% of the offering proceeds) and sales commissions were also paid from proceeds of the offering, as was the organizational, distribution and offering fee (5% of offering proceeds) for legal, accounting, consulting, filing, printing, distribution, selling, closing and organization costs of the offering.

     In addition to the foregoing, the Fund reimbursed the Managing Shareholders and RPM at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholders for Fund business and for certain expenses related to management of Projects.

Mr. Swanson is a director of ZAP. In September 1999, he purchased a franchise to distribute ZAP's products on eastern Long Island, New York and paid $10,000 to ZAP for the franchise.

      Other information in response to this item is reported in response to Item
12. Executive Compensation, which information is incorporated by reference into this Item 13.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

(b) Reports on Form 8-K.

     No Form 8-K was filed with the Commission by the Registrant during the quarter ending December 31, 2000.

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

10.I. Letter of Intent with Synergics, Inc. for acquisition of Hydroelectric Projects

10.J. Operating Agreement between Ridgewood Egypt for Infrastructure Projects, Ltd. and Ridgewood International Development LLC.

     22. Subsidiaries of the Registrant

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

Signature                           Title                    Date

THE RIDGEWOOD POWER GROWTH FUND (Registrant)

By:/s/ Robert E. Swanson     President and Chief             March 30, 2001
       Robert E. Swanson     Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson     President and Chief             March 30, 2001
       Robert E. Swanson     Executive Officer

By:/s/ Martin V. Quinn       Executive Vice President        March 30, 2001
       Martin V. Quinn       and Chief Operating Officer

By:/s/ Christopher I. Naunton    Vice President and
       Christopher I. Naunton    Chief Financial Officer     March 30, 2001

RIDGEWOOD POWER LLC  Managing Shareholder  March 30, 2001

By:/s/ Robert E. Swanson    President
       Robert E. Swanson

 /s/ Robert E. Swanson  *  Independent Panel Member    March 30, 2001
       John C.Belknap

 /s/ Robert E. Swanson  *   Independent Panel Member    March 30, 2001
      Richard D.Propper

 /s/ Robert E. Swanson  *   Independent Panel Member   March 30, 2001
      Seymour Robin

     As attorney-in-fact for the Independent Panel Member

Signature by Independent Panel Members is not an admission that they serve as directors of the Registrant.

                         The Ridgewood Power Growth Fund

                        Consolidated Financial Statements

                        December 31, 2000, 1999 and 1998

                        Report of Independent Accountants


To the Shareholders and Trustees of
The Ridgewood Power Growth Fund:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of The Ridgewood Power Growth Fund (the "Fund") and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, and the period February 9, 1998 (commencement of share offering) through December 31, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
New York, NY
March 23, 2001

  The Ridgewood Power Growth Fund
  Consolidated Balance Sheet
  -----------------------------------------------------------------------------

                                                    December 31,
                                              ----------------------------
                                                  2000           1999
                                              ------------    ------------
Assets:
Cash and cash equivalents .................   $ 15,328,703    $ 35,732,660
Accounts receivable, net of
 allowance of $51,540 .....................        715,563            --
Due from affiliates .......................         17,403         316,833
Other current assets ......................        104,679         156,644
                                              ------------    ------------
         Total current assets .............     16,166,348      36,206,137

Plant and equipment .......................     17,396,573            --
Construction in progress ..................      4,231,179            --
Office equipment ..........................        238,828            --
                                              ------------    ------------
Total plant and equipment .................     21,866,580            --
    Accumulated depreciation ..............       (545,476)           --
                                              ------------    ------------
Plant and equipment, net ..................     21,321,104            --
                                              ------------    ------------
Investment in:
Synergics Projects ........................     13,252,342            --
Zap World.com .............................      2,100,284       3,441,809
Egypt Projects ............................           --         4,736,092
GFG .......................................           --         1,497,670

Deferred due diligence costs ..............        334,611            --
                                              ------------    ------------
         Total assets .....................   $ 53,174,689    $ 45,881,708
                                              ------------    ------------
Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses .....   $    698,367    $    216,795
Due to affiliates .........................         86,131           7,487
                                              ------------    ------------
 Total current liabilities ................        784,498         224,282
                                              ------------    ------------

Minority interest in the Egypt Projects ...      6,299,001            --
Commitments and contingencies

Shareholders' equity:
Shareholders' equity (658.1067 and
 296.8815 investor shares issued and
 outstanding at December 31, 2000 and
 1999, respectively) ......................     46,189,602      46,548,589
Subscriptions receivable ..................           --          (863,500)
                                              ------------    ------------
         Shareholders' equity, net ........     46,189,602      45,685,089
Managing shareholders' accumulated deficit
(1 management share issued and outstanding)        (98,412)        (27,663)
                                              ------------    ------------
 Total shareholders' equity ...............     46,091,190      45,657,426
                                              ------------    ------------
 Total liabilities and shareholders' equity   $ 53,174,689    $ 45,881,708
                                              ------------    ------------

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Operations
--------------------------------------------------------------------------------
                                                                 Commencement of
                                                                 Share Offering
                                                   For the Year    (February 9,
                               For the Year Ended  Ended December  1998) Through
                                  December 31, 2000  31, 1999  December 31, 1998
                                      -----------    -----------    -----------
Revenues ..........................   $ 2,180,231    $      --      $      --

Cost of sales .....................     1,924,932           --             --
                                      -----------    -----------    -----------
Gross margin ......................       255,299           --             --

General and administrative expenses       625,514        112,765         59,276
Investment fee paid to the managing
  shareholders ....................       199,590        560,650        577,813
Management fee paid to the managing
  shareholders ....................     1,096,844           --             --
Project due diligence costs .......          --          868,208        708,658
                                      -----------    -----------    -----------
  Total other operating expenses ..     1,921,948      1,541,623      1,345,747
                                      -----------    -----------    -----------

Loss from operation ...............    (1,666,649)    (1,541,623)    (1,345,747)

Other income (expense):
Interest income ...................     1,718,371      1,447,920        494,002
Interest income from Synergics
 Projects .........................       883,275           --             --
Equity interest in loss of:
  Zap World.com ...................    (1,341,525)      (639,915)          --
  Egypt Projects ..................          --         (197,759)          --
  GFG .............................       (49,924)       (49,163)          --
Write down investment in GFG ......    (1,447,746)          --             --
                                      -----------    -----------    -----------
Other (expense) income, net .......      (237,549)       561,083        494,002
                                      -----------    -----------    -----------

Net loss before minority interest .    (1,904,198)      (980,540)      (851,745)
Minority interest in the
 earnings of the Egypt Projects ...        (5,008)          --             --
                                      -----------    -----------    -----------
Net loss ..........................   $(1,909,206)   $  (980,540)   $  (851,745)
                                      -----------    -----------    -----------




        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity
For The Years Ended December 31, 2000 and 1999 and the Period February 9, 1998 (Commencement of Share Offering) To December 31, 1998
--------------------------------------------------------------------------------

                                        Subscriptions   Managing
                           Shareholders  Receivable   Shareholders     Total
                           ------------  ----------   -----------   -----------
Initial capital
 contributions, net
 (296.8815 investor
 shares and 1
 management share) .....   $ 25,231,426   $  (25,000)   $   --      $25,206,426
Net loss for
 the period ............       (843,228)        --        (8,517)      (851,745)
                           ------------   ----------    --------    -----------
Shareholders' equity,
 December 31, 1998
(296.8815 investor
 shares and 1
 management share) .....     24,388,198      (25,000)     (8,517)    24,354,681
Capital contributions,
 net (266.2785
 investor shares) ......     24,055,886     (838,500)       --       23,217,386
Distributions ..........       (924,760)        --        (9,341)      (934,101)
Net loss ...............       (970,735)        --        (9,805)      (980,540)
                           ------------   ----------    --------    -----------
Shareholders' equity,
 December 31, 1999
(563.16 investor shares
 and 1 management share)     46,548,589     (863,500)    (27,663)    45,657,426
Capital contributions,
 net (94.9467 investor
 shares) ...............      6,645,185      863,500        --        7,508,685
Distributions ..........     (3,465,001)        --       (35,000)    (3,500,001)
Cumulative translation
 adjustment ............     (1,649,057)        --       (16,657)    (1,665,714)
Net loss ...............     (1,890,114)        --       (19,092)    (1,909,206)
                           ------------   ----------    --------    -----------
Shareholders' equity,
 December 31, 2000
 (658.1067 investor
 shares and 1
 management share) .....   $ 46,189,602   $     --      $(98,412)   $46,091,190
                           ------------   ----------    --------    -----------

The Ridgewood Power Growth Fund
Consolidated Statement of Comprehensive Loss
--------------------------------------------------------------------------------

                                                           Commencement of
                                                           Share Offering (Febr-
                   For the Year Ended  For the Year Ended  uary 9, 1998)Through
                    December 31, 2000  December 31, 1999   December 31, 1998
                         -----------      -----------       -----------
Net loss .............   $(1,909,206)     $  (980,540)      $  (851,745)
Cumulative translation
 adjustment ..........    (1,665,714)             --                --
                         -----------      -----------       -----------
Comprehensive loss ...   $(3,574,920)     $  (980,540)      $  (851,745)
                         -----------      -----------       -----------

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                    Commencement
                                                                   of Share Off-
                                      For the Year   For The Year  ering (Febru-
                                     Ended December Ended December uary 9, 1998)
                                        31, 2000       31, 1999    Through Dece-
                                                                   mber 31, 1998
                                          ----------    ---------    ----------
Cash flows from operating activities:
Net loss ............................... $(1,909,206)   $(980,540)   $ (851,745)
                                          ----------    ---------    ----------
Adjustments to reconcile net
 loss to net cash flows from
 operating activities:
 Depreciation ..........................     588,119         --            --
 Minority interest in earnings
  of Egypt Projects ....................       5,008         --            --
 Equity interest in loss of Zap
 World.com .............................   1,341,525      639,915          --
 Equity interest in loss of
  Egypt Projects .......................         --       197,759          --
 Equity interest in loss of GFG ........      49,924       49,163          --
 Write down investment in GFG ..........   1,447,746         --            --
 Interest income from
 Synergics Projects ....................    (883,275)        --            --
 Changes in assets and liabilities,
  net of impact of consolidation of the
  Egypt Projects:
 Increase in accounts receivable ......     (845,329)        --            --
  Decrease (increase) in due
 from affiliates .......................     299,430     (307,503)       (9,330)
  Decrease (increase) in other
 current assets ........................      51,521      (70,296)      (86,348)
  (Decrease) increase in accounts payable
   and accrued expenses ................  (3,157,789)     (47,825)      264,620
  Increase (decrease) in due to affiliate     78,644   (1,106,642)    1,114,129
                                          ----------  -----------    ----------
     Total adjustments .................  (1,024,476)    (645,429)    1,283,071
                                          ----------  -----------    ----------
Net cash (used in) provided
 by operating activities ...............  (2,933,682)  (1,625,969)      431,326
                                          ----------  -----------    ----------
Cash flows from investing
 activities:
Capital expenditures ................... (11,703,970)        --            --
Investment in Zap World.com ............        --     (4,081,724)         --
Investment in Egypt Projects ...........        --     (4,933,851)         --
Investment in GFG ......................        --     (1,546,833)         --
Investment in Synergics Projects ....... (12,369,067)        --            --
Cash acquired by consolidation
 of Egypt Projects .....................     719,794         --            --
(Increase) decrease in
 deferred due diligence costs ..........    (334,611)     381,192      (381,192)
                                         -----------  -----------    ----------
Net cash used in investing
 activities ............................ (23,687,854) (10,181,216)     (381,192)
                                         -----------  -----------    ----------
Cash flows from financing
 activities:
Proceeds from shareholders'
 contributions .........................   8,642,400   27,458,014    29,613,468
Selling commissions and
 offering costs paid ...................  (1,133,715)  (4,240,628)   (4,407,042)
Contributions to Egypt
 Projects by minority interest .........   2,208,895         --            --
Cash distributions to
 shareholders ..........................  (3,500,001)    (934,101)         --
                                         -----------  -----------    ----------
Net cash provided by
 financing activities ..................   6,217,579   22,283,285    25,206,426
                                         -----------  -----------    ----------
Net (decrease) increase in
 cash and cash equivalents ............. (20,403,957)  10,476,100    25,256,560
Cash and cash equivalents,
 beginning of period ...................  35,732,660   25,256,560          --
                                         -----------  -----------    ----------
Cash and cash equivalents,
 end of period ......................... $15,328,703  $35,732,660   $25,256,560
                                          ----------  -----------    ----------

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

1.       Organization and Purpose

The Ridgewood Power Growth Fund (the "Fund") was formed as a Delaware business trust in February 1997 by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholders of the Fund are Ridgewood Power LLC ("RPC", formerly Ridgewood Power Corporation) and Ridgewood Power VI LLC ("RP6C", formerly Ridgewood Power VI Corporation). The Fund began offering shares on February 9, 1998 and discontinued its offering in April 2000. Ridgewood Capital Management LLC ("RCC", formerly Ridgewood Capital Corporation) provided most services required to support the offering. RPC, RP6C and RCC are related through common ownership. The Fund had no operations prior to the commencement of the share offering.

The Fund has been organized to invest primarily in independent power generation facilities and other capital facilities. These independent power generation facilities will include cogeneration facilities, which produce both electricity and heat energy and other power plants that use various fuel sources (except nuclear).

2.       Summary of Significant Accounting Policies

Principles of consolidation and accounting for investments
The consolidated financial statements include the accounts of the Fund and affiliates owned more than 50%. All material intercompany transactions have been eliminated.

The Fund uses the equity method of accounting for its investments in affiliates in which the Fund has the ability to exercise significant influence over the operating and financial policies of the affiliate, but does not control the affiliate. The Fund's share of the earnings of the affiliates is included in the consolidated statement of operations.

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

Revenue recognition
Revenue is recognized when power or water delivered. Interest income is recorded when earned.

Foreign currency translation
The financial statements of the Fund's non-United States subsidiaries are translated into United States dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account in the shareholders' equity section of the balance sheet.

Plant and equipment
Machinery and equipment, consisting principally of water desalinization and electrical generating equipment, is stated at cost. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 5 to 15 years. During the year ended December 31, 2000, the Fund recorded depreciation expense of $588,119.

Income taxes
The Fund's Egyptian subsidiaries have a ten year income tax holiday that expires in 2009. Accordingly, no provision has been made for Egyptian income taxes in the accompanying consolidated financial statements.

No provision is made for United States income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the tax returns of the individual shareholders of the Fund.

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

3.       Investments

The Fund has the following investments:

                                                  Investment at December 31,
                             Accounting           -------------------------
 Project Name                  Method                2000         1999
------------------   --------------------------   -----------   -----------
Synergics Projects   Interest                     $13,252,342   $      --
ZAP World.com ....   Equity Method                  2,100,284     3,441,809
Egypt Projects ...   Consolidated/Equity Method    16,121,449     4,736,092
GFG ..............   Equity Method                       --       1,497,670
                                                  -----------   -----------
                                                  $31,474,075   $ 9,675,571
                                                  -----------   -----------

Synergics Projects
Beginning  in  late  1999,  RPC  began   negotiations   with   Synergics,   Inc.
("Synergics") to buy nine existing hydroelectric generating plants (the "Synergics Projects"). In the course of negotiations and due diligence, RPC learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, Ridgewood Electric Power Trust V ("Trust V", whose managing shareholder is RPC) and the Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The debt remains in default, but the joint venture is not exercising its remedies against Synergics or the Synergics subsidiaries pending the proposed acquisition described below.

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

Although the joint venture now owns $17 million of the debt of Synergics, there is approximately $11.725 million of debt owed to Fleet Bank, N.A. Trust V and the Fund are in discussions concerning the assumption or refinancing of the Fleet debt in connection with the acquisition.

Trust V supplied $5 million of the capital used by the joint venture to acquire the debt and the Fund supplied the remaining $12 million. Any additional capital needed for the acquisition will be supplied to the joint venture by the Fund. Trust V and the Fund will own the joint venture in proportion to the capital each supplies and neither will have preferred rights over the other.

The debt accrues interest at 11% per annum. For the eight months ended December 31, 2000, the Fund recorded $883,275 of income related to the debt of Synergics.

ZAP World.com
On March 30, 1999, the Fund, through a wholly owned subsidiary, purchased 678,808 shares of common stock of ZAP World.com ("ZAP") for $2,050,000. ZAP, headquartered in Sebastopol, California, designs, assembles, manufactures and distributes electric power bicycle kits, electric bicycles and tricycles and electric scooters. ZAP's common stock is quoted on the OTC Bulletin Board under the symbol "ZAPP". The Fund also received a warrant to purchase additional shares of ZAP's common stock at a price between $3.50 and $4.50 per share. The Fund exercised the warrant in June 1999 and purchased 571,249 additional shares for $2,000,000. The Fund owns approximately 21% of the outstanding common stock of ZAP. In December 1999, the Fund received a warrant to purchase an additional 100,000 shares of ZAP at a price of $6.25 per share which expires in December 2002.

The Fund's investment in ZAP is accounted for using the equity method of accounting. Accordingly, the accompanying consolidated statement of operations includes the Fund's interest in ZAP's results of operations since the acquisition of the shares.

The following pro forma information presents the results of operations of the Fund as if the purchases had occurred on January 1, 1999:

                             For the Year Ended
                              December 31, 1999
                              -----------------
                      Revenue           $     433,989
                      Net income           (1,108,354)

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually occurred had the purchases occurred on January 1, 1999, or of future results.

Summarized financial information for ZAP is as follows:

Balance Sheet Information

                                              December 31,
                                       -------------------------
                                          2000          1999
                                       -----------   -----------

Current assets .....................   $ 8,750,000   $ 5,585,000
Non-current assets .................     4,077,000     2,142,000
                                       -----------   -----------
Total assets .......................   $12,827,000   $ 7,727,000
                                       -----------   -----------

Liabilities ........................   $ 1,822,000   $ 1,172,000
Shareholders' equity ...............    11,005,000     6,555,000
                                       -----------   -----------
Liabilities and shareholders' equity   $12,827,000   $ 7,727,000
                                       -----------   -----------

Statement of Operations Information

          For the Year Ended December 31,
           ----------------------------
              2000             1999
           ------------    ------------
Revenues   $ 12,443,000    $  6,437,000
Expenses     14,340,000       8,130,000
           ------------    ------------
Net loss   $ (1,897,000)   $ (1,693,000)
           ------------    ------------

Egypt Projects
In 1999, the Fund and Trust V jointly formed a company to develop electric power and water purification plants for resort hotels in Egypt. The Fund and Trust V own undivided interests in the Egyptian projects in proportion to the capital they contributed. Through December 31, 1999, the Fund and Trust V each contributed $4,933,851 to the Egypt Projects.

Beginning in the first quarter of 2000, the Fund made additional investments and acquired majority ownership of the Egypt Projects. As a result, effective January 1, 2000, the Fund has consolidated the financial position and results of operations. Trust V's interest in the Egypt Projects is presented as a minority interest in the balance sheet and statement of operations.

Prior to January 1, 2000, the Fund's investment in the Egypt Projects was accounted for under the equity method of accounting. The Fund's equity in the loss of the Egypt Projects has been included in the consolidated financial statements from the inception of the projects to December 31, 1999.

Summarized financial information for the Egypt Projects for the year ended December 31, 1999 is as follows:

Balance Sheet Information

                                    December 31, 1999
                                       -----------

Current assets .....................   $   719,794
Non-current assets .................     9,567,984
                                       -----------
Total assets .......................   $10,287,778
                                       -----------

Liabilities ........................   $   815,592
Shareholders' equity ...............     9,472,186
                                       -----------
Liabilities and shareholders' equity   $10,287,778
                                       -----------

Statement of Operations Information

           For the Year Ended December
                  31, 1999
                  ---------

Interest income   $   7,794
Expenses ......     403,312
                  ---------
Net loss ......   $(395,518)
                  ---------

GFG
In September 1999, the Fund and Trust V made a joint investment of $3,000,000 in Global Fiber Group ("GFG"), which was in the process of developing an underwater fiber optic cable in the Western Mediterranean (the "Mediterranean Fiber Optic Project"). The investment, which was funded equally by the Fund and Trust V, provided for a 25% ownership interest in GFG and the right to invest in projects developed by GFG. The Fund and Trust V anticipated equally funding an $18,000,000 joint venture investment in the Mediterranean Fiber Optic Project in 2000.

In the first quarter of 2000, the Fund determined that GFG would probably not be able to develop the Mediterranean Fiber Optic Project or any other project. As a result, the Fund determined that it would be unlikely to recover its investment in GFG. Accordingly, the Fund recorded a writedown of $1,447,746 in the first quarter of 2000 to reduce the estimated fair value of the investment to zero. GFG subsequently ceased operations.

The Fund's investment in the GFG is accounted for under the equity method of accounting. The Fund's equity in the loss of the GFG has been included in the consolidated financial statements since the inception of the projects.

Summarized financial information for GFG for the year ended December 31, 1999 is as follows. Financial information for the year ended December 31, 2000 is not available.

Balance Sheet Information

                    December 31, 1999
                       ----------

Current assets .....   $   90,030
Non-current assets .    2,826,128
                       ----------
Total assets .......   $2,916,158
                       ----------

Shareholders' equity   $2,916,158
                       ----------

Statement of Operations Information

For the Three Months Ended
        December 31, 1999
           ---------

Revenues   $ 346,059
Expenses     430,001
           ---------
Net loss   $ (83,942)
           ---------

4.       Plant and equipments

In Egypt, the Fund currently has 15 water desalinization plants and 6 electric generation plants constructed or under development. When construction is complete, which is expected to occur in the second quarter of 2001, the total capacity of the water and power plants is expected to be approximately 3,300,000 U.S. gallons per day and 23.4 megawatts, respectively. Each plant has a contract with a hotel or group of hotels for the sale of the water or electricity produced from the plant. These contracts generally have terms of five to thirty years and some of the contracts provide for the transfer or sale of ownership of the plant to the hotel at the expiration of the contract.

5.       Consulting Agreements

The Fund's Egypt Projects have agreements with three consultants that provide marketing, construction and management services in Egypt. The consultants receive, in total, a development fee of 10% of the capital cost of any completed projects, an annual management fee of 1% of the capital cost of completed projects and reimbursement of out-of-pocket costs incurred in performing their duties under the agreements. Under the terms of the agreements, if the Fund terminates the consultants, they receive a one-time payment based on the present value of the future 1% annual management fee payments.

6.       Fair Value of Financial Instruments

At December 31, 2000 and 1999, the carrying value of the Fund's cash and cash equivalents, accounts receivable and accounts payable approximated their fair value.

7.       Transactions With Managing Shareholders and Affiliates

The Fund pays RCC an organizational, distribution and offering fee up to 6% of each capital contribution made to the Fund. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Fund. For the years ended December 31, 2000 and 1999 and the period from February 9, 1998 to December 31, 1998, the Fund paid fees for these services to RCC of $422,790, $1,698,451 and $1,776,189, respectively. These fees are recorded as a reduction in the shareholders' capital contribution.

The Fund also pays to RPC, one of the managing shareholders, an investment fee up to 2% of each capital contribution made to the Fund. The fee is payable to RPC for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Fund. For the years ended December 31, 2000 and 1999 and the period from February 9, 1998 to December 31, 1998, the Fund paid investment fees to the managing shareholder of $199,590, $560,650 and $577,813, respectively.

The Fund entered into a management agreement with RP6C, one of the managing shareholders, under which RP6C renders certain management, administrative and advisory services and provides office space and other facilities to the Fund. As compensation to the RP6C for such services, the Fund pays it an annual management fee equal to 2.5% of the total capital contributions to the Fund payable monthly upon the closing of the Fund. The Fund closed on April 30, 2000 and management fees of $1,096,844 were paid for the eight months ended December 31, 2000.

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

Where permitted, in the event the managing shareholders or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Fund, the managing shareholders or such affiliate may charge the Fund a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 2000.

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

RPC purchased one investor share of the Fund for $83,000 in 1998. Through December 31, 2000, commissions and placement fees of $492,873 were earned by Ridgewood Securities Corporation, an affiliate of the managing shareholders.

8.       Preferred Participation Rights

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

During 1999, cash distributions were first allocated 99% to holders of preferred participation rights and 1% to the managing shareholders until shareholders received distributions equal to $1,000 for each Right earned.

9.       Management Share

The  Fund  granted  the  managing   shareholders  a  single   Management   Share
representing  the  managing  shareholders'   management  rights  and  rights  to
distributions of cash flow.

10.      Key Employees Incentive Agreement

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

11.  Subsequent Event - Investment in UK Landfill Gas Plants

On June 30, 1999, Trust V entered into agreements with the stockholders of Combined Landfill Projects Limited ("CLP"), of London, England, for a $16.1 million purchase of 100% of the equity interest in six landfill gas power plants, as well as the rights to develop and construct additional landfill gas plants in Great Britain. Trust V supplied the first $16.1 million of the purchase price and developmental equity and the Fund will supply the remainder of the developmental equity. To the extent that the Fund supplies capital, it will receive an undivided interest in the entire package of operating and developmental projects. In the first quarter of 2001, the Fund supplied approximately $3,100,000 of capital for four new projects. The Fund expects to supply the equity for the purchase of any additional plants.

                                  ZAPWORLD.COM

                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31,2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
ZAPWORLD.COM


       We have audited the accompanying consolidated balance sheet of ZAPWORLD.COM and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ZAPWORLD.COM and Subsidiaries as of December 31, 2000, and the consolidated results of their operations and their cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT THORNTON LLP

San Francisco, California
March 9, 2001

                          ZAPWORLD.COM and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31,2000
                                 (in thousands)

                      ASSETS
CURRENT ASSETS
    Cash .....................................................   $  3,543
    Accounts receivable, net of allowance
 for doubtful accounts of $53,000 ............................      1,613
    Inventories ..............................................      2,898
    Prepaid expenses and other assets ........................        696
                                                                 --------
             Total current assets ............................      8,750

PROPERTY AND EQUIPMENT - NET .................................        510

OTHER ASSETS
    Patents and trademarks, less accumulated amortization ....      1,432
    Goodwill, less accumulated amortization ..................      2,023
    Deposits and other .......................................        112
                                                                 --------

             Total other assets ..............................      3,567
                                                                 --------

             Total assets ....................................   $ 12,827
                                                                 ========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable .........................................   $    398
    Accrued liabilities and customer deposits ................      1,167
    Current maturities of long-term debt .....................         99
    Current maturities of obligations under capital leases ...         32
                                                                 --------
             Total current liabilities .......................      1,696

OTHER LIABILITIES
    Long-term debt, less current maturities ..................         95
    Obligations under capital leases, less current maturities          31
                                                                 --------
                                                                      126
COMMITMENT

STOCKHOLDERS' EQUITY
    Preferred stock, authorized 10,000 shares of no par value;
      issued and outstanding 4 shares ........................      1,812
    Common stock, authorized 20,000 shares of no par value;
      issued and outstanding 5,816 shares ....................     19,117
    Accumulated deficit ......................................     (9,664)
    Unearned compensation ....................................        (42)
                                                                 --------
                                                                   11,223
    Less: notes receivable from shareholders .................       (218)
                                                                 --------

             Total stockholders' equity ......................     11,005
                                                                 --------

Total liabilities and stockholders' equity ...................   $ 12,827
                                                                 ========

                See accompanying notes to financial statements.

                          ZAPWORLD.COM and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,
                    (in thousands, except per share amounts)
                                                  2000          1999
                                                  ----          ----
Net sales ....................................   $ 12,443    $  6,437

Cost of goods sold ...........................      7,860       4,446

           Gross profit ......................      4,583       1,991

Operating expenses
    Selling ..................................      2,204       1,187
    General and administrative ...............      3,824       1,945
    Research and development .................        699         365
                                                 --------    --------
                                                    6,727       3,497
                                                 --------    --------

               Loss from operations ..........     (2,144)     (1,506)

Other income (expense)
    Interest expense .........................        (21)       (267)
    Other income .............................        269          81
                                                 --------    --------
                                                      248        (186)
                                                 --------    --------

           Loss before income taxes ..........     (1,896)     (1,692)

Provision for income taxes ...................          1           1
                                                 --------    --------

           NET LOSS ..........................   $ (1,897)   $ (1,693)
                                                 ========    ========

Net loss attributable to common shares
    Net loss .................................   $ (1,897)   $ (1,693)
    Preferred dividend .......................     (2,649)       --
                                                 --------    --------
                                                 $ (4,546)   $ (1,693)
                                                 ========    ========
Net loss per common share
    Basic and diluted ........................   $  (0.85)   $  (0.43)
                                                 ========    ========
    Weighted average common shares outstanding      5,362       3,928
                                                 ========    ========

See accompanying notes to financial statements.

                          ZAPWORLD.COM and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 2000 and 1999
                                 (in thousands)

                                           Convertible                                    Unearned     Note Receivable
                                         Preferred Stock    Common Stock    Accumulated  Compensation      From
                                          Shares   Amount  Shares   Amount    Deficit    & Services     Shareholder      Total
                                          ------   ------  ------   ------    -------    ----------     -----------      -----



Balance, January 1, 1999 ...............      --      $  --        2,665    $ 3,811    (3,425)   $  --      $  --      $   386

Issuance of common stock
Cash ...................................        30        178        178
Private placement, net of expense
 of $614 ...............................       746      1,721      1,721
Acquisitions ...........................       280      2,264      2,264
Advance to retail stores &
 technology co.'s ......................        58        406        406
Employee stock purchase plan ...........         1          6          6
Repurchase of shares ...................        (2)       (11)       (11)
Services ...............................        27        141        141
Litigation settlement ..................         9         50         50
Conversion of Debt .....................       165        665        665

Exercise of employee stock options .....       559        423        423
Exercise of non-employee stock options .       571      2,000      2,000

Fair value of stock options granted to
 employees .............................      --            1          1

Fair value of stock options and warrants
 issued to non-employees ...............      --          135        135
Stock options and warrants issued for
 future services .......................      --          263       (127)       136
Amortization of unearned compensation ..        31         31
Note Receivable from shareholders ......      (285)      (285)

Net loss ...............................    (1,693)    (1,693)
                                           -------    -------    -------    -------   -------    -------    -------    -------
Balance, December 31, 1999 .............      --         --        5,109     12,053    (5,118)       (96)      (285)     6,554

Issuance of convertible preferred stock
 Series A-1 preferred stock, net of ....         3      2,705      2,705
  issuance cost of $295
 Series A-2 preferred stock, net of ....         2      1,808      1,808
  issuance cost of $192
 Common Stock warrants issued with .....      --       (2,292)      --        2,292      --
  preferred stock
 Beneficial conversion feature of ......      --        2,539      2,539
  preferred stock
 Deemed dividend from preferred stock ..    (2,539)    (2,539)
 Issuance of common stock
 Cash ..................................         3         14         14
 Acquisitions ..........................       260      1,522      1,522
 Advance to retail stores &
  technology co.'s .....................        10         50         50
 Employee stock purchase plan ..........         1         10         10
 Services ..............................        11         42         42
 Employee compensation .................         5         27         27
 Preferred stock conversion ............        (1)      (409)       250        409      --
 Cashless conversion of warrants .......        71       --

Exercise of employee stock options .....        84         96         96

Exercise of non-employee stock options .        12         63         63

Amortization of unearned compensation ..        54         54

Payment on notes receivable ............        67         67

Dividend declared on preferred stock ...      (110)      (110)

Net loss ...............................    (1,897)    (1,897)
                                           -------    -------    -------    -------   -------    -------    -------    -------
Balance, December 31, 2000 .............         4    $ 1,812      5,816    $19,117   $(9,664)   $   (42)   $  (218)   $11,005
                                           =======    =======    =======    =======   =======    =======    =======    =======

See accompanying notes to financial statements.



                          ZAPWORLD.COM and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,
                                 (in thousands)
                                                               2000      1999
                                                               ----      ----
Cash flows from operating activities:
    Net loss .............................................   $(1,897)   $(1,693)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization ....................       629        124
        Issuance of common stock for services rendered ...        42        141
        Issuance of common stock for litigation settlement      --           50
        Issuance of stock options for services rendered ..      --          135
        Noncash charges and settlement of debt ...........      --          156
        Amortization of fair value of warrants ...........        54         31
        Changes in:
          Receivables ....................................    (1,260)       (69)
          Inventories ....................................    (1,073)      (878)
          Prepaid expenses and other .....................      (393)        24
          Deposits .......................................       (18)       (13)
          Accounts payable ...............................      (545)       312
          Accrued liabilities and customer deposits ......       799        218
                                                             -------    -------
Net cash used in operating activities ....................    (3,662)    (1,462)

Cash flows from investing activities:
    Purchase of property and equipment ...................      (239)      (188)
    Purchase of Electric Motorbike, Inc. .................      (100)      --
    Purchase of American Scooter and Cycle Rental ........      --          (70)
    Purchase of Big Boy Bicycles .........................      --          (15)
    Proceeds from emPower acquisition ....................      --        1,033
    Purchase of intangibles ..............................      (209)       (66)
    Payment advances for acquisitions ....................      --          (72)
    Issuance of note receivable ..........................      --          (20)
    Payments on note receivable ..........................        20       --
                                                             -------    -------
Net cash provided by (used in) financing activities ......      (528)       602

Cash flows from financing activities:
 Sale of preferred stock, net of preferred stock
 offering costs ..........................................     4,513       --
 Sale of common stock, net of stock offering costs .......        14      1,813
 Issuance of common stock under employee purchase plan ...        10          6
 Proceeds from issuance of long-term debt ................      --         (362)
 Proceeds from exercise of stock options .................       159      2,423
 Repurchase of common stock ..............................      --          (11)
 Advances on note receivable to shareholder ..............      --         (285)
 Proceeds from payment of note receivable from
 shareholder .............................................        67       --
 Payments on obligations under capital leases ............       (13)       (15)
 Principal repayments on long-term debt ..................      (201)      --
                                                             -------    -------
Net cash provided by financing activities ................     4,549      3,569
                                                             -------    -------

            NET INCREASE IN CASH .........................       359      2,709

Cash, beginning of year ..................................     3,184        475
                                                             -------    -------

Cash, end of year ........................................   $ 3,543    $ 3,184
                                                             =======    =======

                See accompanying notes to financial statements.

                                  ZAPWORLD.COM

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,
                                 (in thousands)
                                                              2000     1999
                                                              ----     ----
Supplemental cash flow information:

    Cash paid during the year for:
      Interest ............................................   $   21   $  115
      Income taxes ........................................        1        1

    Non-cash investing and financing activities:
      Conversion of debt into common stock ................     --        475
      Conversion of accounts payable into common stock ....     --         35
      Equipment acquired through capital lease obligations        27       27
      Notes payable used to exercise stock options ........     --         32

      Issuance of common stock upon acquisition of
       Electric Motorbike, Inc.,
        and Aquatic Propulsion Technology .................    1,522     --

      Issuance of common stock upon acquisition
       of American Scooter
        and Cycle Rental, Big Boy Bicycles, and
         emPower Corporation ..............................     --      2,264

      Assets and liabilities recognized upon acquisition
       of Electric Motorbike,
        Inc. and Aquatic Propulsion Technology
           Inventories ....................................      100     --
           Property and equipment .........................       78     --
           Other assets ...................................       19     --
           Patent .........................................      196     --
           Goodwill .......................................    1,991     --
           Accounts payable ...............................      201     --
           Advances from ZAPWORLD .........................      206     --

      Assets and liabilities recognized upon acquisition
       of American Scooter and
        Cycle Rental, Big Boy Bicycles, and emPower Corporation
           Cash ...........................................     --      1,033
           Inventories ....................................     --        214
           Prepaid expenses and other .....................     --         56
           Property and equipment .........................     --         70
           Patent .........................................     --      1,155
           Accounts payable ...............................     --        131

                See accompanying notes to financial statements.

                          ZAPWORLD.COM and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ZAPWORLD.COM ("the Company"), formerly the ZAP Power Systems, was incorporated in California in September, 1994. The Company designs, manufactures, and distributes electric bicycle power kits, electric bicycles and tricycles, and other low power electric transportation vehicles. Company products are sold directly to end-users and to distributors throughout the United States.

1.   Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ZAPWORLD Stores, Inc., and emPower Corporation. All significant inter-company transactions and balances have been eliminated.

2.   Revenue Recognition

     The Company recognizes income when products are shipped.

3.   Inventories

     Inventories consist primarily of raw materials, work-in-process, and finished goods and are carried at the lower of cost (first-in, first-out method) or market.

4.   Property and Equipment

     Property and equipment are stated at cost and depreciated using straight-line and accelerated methods over the assets' estimated useful lives. Costs of maintenance and repairs are charged to expense as incurred; significant renewals and betterments are capitalized. Estimated useful lives are as follows:

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

5.   Patents and Trademarks

     Patents and trademarks consist of costs expended to perfect certain patents and trademarks acquired and are amortized over ten years.

6.   Goodwill

     Goodwill consists of the excess consideration paid over net identifiable assets acquired and is amortized over ten years.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

7.   Income Taxes

     The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting purposes. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws.

8.   Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions affecting the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as revenues and expenses during the reporting period. The amounts estimated could differ from actual results.

9.   Fair Value of Financial Instruments

     The Company measures its financial assets and liabilities in accordance with accounting principles generally accepted in the United States of America. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties. For certain of the Company's financial instruments, including cash, accounts receivable and accounts payable, the carrying amount approximates fair value because of the short maturities. The fair value of debt is not determinable due to the terms of the debt and no comparable market for such note.

10.  Net Loss Per Common Share

     Net loss per common share, basic and diluted, has been computed using weighted average common shares outstanding. The potential dilutive securities of options and warrants of 2,859,000 and 1,304,000 in 2000 and 1999, respectively, and the conversion of preferred stock into common stock as described in Note I, have been excluded from the dilutive computations, as their inclusion would be anti-dilutive.

11.  Stock-Based Compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, and complies with disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB No. 25, compensation cost is recognized over the vesting period based on the difference, if any, on the date of grant between the quoted market price of the Company's stock and the amount an employee must pay to acquire the stock.

12.  Segment Information

     The Company operates in one reportable segment. The Company's chief operating decision maker is the Chief Executive Officer who reviews a single set of financial data that encompasses the Company's entire operations for purposes of making operating decisions and assessing performance.

13.  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which defined derivatives, requires that all derivatives be carried at fair value and provides for hedge accounting when certain conditions are met. SFAS No. 133, as amended by SFAS No. 137, is effective for the Company in fiscal 2001. Although the Company has not fully assessed the implication of SFAS No. 133 as amended, the Company does not believe that the adoption of this statement will have a material effect on its financial condition or results of operations.

NOTE B - INVENTORIES

  Inventories consist of the following at December 31, 2000 (thousands):

   Raw materials                                    $    1,960
   Work-in-process                                          78
   Finished goods                                          860
                                                    ----------
                                                    $    2,898
                                                    ==========

NOTE C - PROPERTY AND EQUIPMENT

  Property and equipment consist of the following at December 31, 2000 (thousands):

   Machinery and equipment                          $      371
   Computer equipment                                      289
   Demonstration bicycles                                   90
   Office furniture and equipment                          111
   Leasehold improvements                                   94
   Vehicle                                                 118
                                                    ----------
                                                         1,073
   Less accumulated depreciation and amortization          563
                                                    ----------
                                                    $      510
                                                    ==========

NOTE D - DEBT

     Promissory note payable in monthly installments of $6,000
     through June 30, 2001 and $7,000 per month through July 1,
     2004. Interest accrues at 10% per year. The note is
     convertible into common stock at $5.00 per share and may be converted on or before December 31, 2000. At December 31,
     2000, none of the note principal was converted (thousands).    $ 165

     Other                                                             29
                                                                    -----
                                                                             194
     Less current portion                                              99
                                                                    -----
            Long-term debt                                          $  95
                                                                    =====

     Installments due on debt principal are as follows (thousands):

         Year ending December 31,
         ------------------------
         2001           $    99
         2002                89
         2003                 6
                        -------
                        $   194
                        =======

NOTE E - PROVISION FOR INCOME TAXES

                                                       2000           1999
                                                    ----------     -----------
       Current tax expense (thousands)
          Federal                                   $        -     $         -
          State                                              1               1
                                                    ----------     -----------

                                                    $        1     $         1
                                                    ==========     ===========

       Deferred tax assets (liabilities)
          Tax loss carryforward                     $    2,057     $     1,820
          Inventory capitalization                        (283)            (99)
          Other                                            (37)            (71)
                                                    -----------    ------------
                                                         1,737           1,650
       Less valuation allowance                         (1,737)         (1,650)
                                                    -----------    ------------

                 Net deferred tax asset             $        -     $         -
                                                    ==========     ===========

The Company has available for carryforward approximately $4,549,000 and $2,660,000 of federal and state net operating losses, respectively, expiring through 2020 for federal purposes and 2010 for state purposes. The Tax Reform Act of 1986 and the California Conformity Act of 1987 impose restrictions on the utilization of net operating losses in the event of an "ownership change" as defined by Section 382 of the Internal Revenue Code. There has been no determination whether an ownership change, as defined, has taken place. Therefore, the extent of any limitation has not been ascertained.

A valuation allowance is required for those deferred tax assets that are not likely to be realized. Realization is dependent upon future earnings during the period that temporary differences and carryforwards are expected to be available. Because of the uncertain nature of their ultimate utilization, a full valuation allowance is recorded against these deferred tax assets. The change in the valuation allowance at December 31, 2000 and 1999 was $87,000 and $435,000, respectively.

The difference between the income tax expense at the federal statutory rate and the Company's effective tax rate is as follows:

                                                 December 31,
                                                 -----------
                                            2000              1999
                                            ----              ----
   Statutory federal income tax rate          34%              34%
   State income tax rate                       6                6
   Valuation allowance                       (40)             (40)
                                            ----             ----
                                               -%               -%
                                            ====             ====

       NOTE F - STOCK  OPTIONS AND WARRANTS

    Options to purchase common stock are granted by the Board of Directors under three Stock Option Plans, referred to as the 1999, 1996 and 1995 plans. Options granted may be incentive stock options (as defined under Section 422 of the Internal Revenue Code) or nonstatutory stock options. The number of shares available for grant under the 1999, 1996 and 1995 Plans are 1,500,000, 600,000 and 750,000, respectively. Options are granted at no less than fair market value on the date of grant, become exercisable as they vest over a two or three year period, and expire ten years after the date of grant.

    Option activity under the three plans is as follows (thousands, except per share amounts):
                     1999 Plan             1996 Plan             1995 Plan
                 ------------------   -------------------   -------------------
                  Weighted             Weighted            Weighted
                   Average             Average              Average
                  Number of  Exercise  Number of  Exercise  Number of  Exercise
                   Shares     Price     Shares     Price     Shares     Price
                  --------    -----    ---------   -----   ---------    -----
Outstanding at
 January 1, 1999 .     --    $  --       364     $  1.55      419     $   0.56
 Granted .........     481   $ 6.33       35     $  4.06      --           --
 Exercised .......      (1)  $ 5.00     (259)    $  1.15     (299)    $   0.40
 Canceled ........      (1)  $ 5.00      (14)    $  3.50      (50)    $   1.00
                     ------   -----    ------      -----    ------      -----
Outstanding at
 December 31, 1999     479   $ 6.34      126     $  2.85       70     $   0.93
 Granted .........     630   $ 5.17       --        --         --          --
 Exercised .......      (7)  $ 5.00      (52)    $  1.23      (25)    $   1.00
 Canceled ........      (4)  $ 5.25       --        --         --          --
                     ------    -----   ------      -----    ------      -----
Outstanding at
 December 31, 2000    1,098  $ 5.71       74     $  3.97       45     $   1.00
                     ======    =====   ======      =====     ======     =====

    The weighted average fair value of options granted during the years ending December 31, 2000 and 1999 was $3.52 and $4.33, respectively.

    The following information applies to options outstanding at December 31, 2000:

    Plan:                                   1999           1996          1995
                                            ----           ----          ----
Range of exercise prices                 $4.12 - $9.87   $1.00 - 5.25    $1.00
Weighted average remaining life (years)     9.15            7.07          5.50
Options exercisable                        303,000         72,000        45,000
Weighted average exercise price            $5.96           $3.97         $1.00

    The Company has adopted the disclosure only provision of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation (SFAS 123)". Accordingly, no compensation expense has been recognized for stock options issued during 2000 and 1999. Had compensation cost for the Company's options been based on the fair value of the awards at the grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have approximated the following proforma amounts (thousands, except per share amounts):

                                                  2000          1999
                                             -------------   -------------

          Net loss - as reported             $     (1,897)   $     (1,693)
          Net loss - pro forma                     (3,448)         (2,687)
          Loss per share - as reported              (0.85)          (0.43)
          Loss per share - pro forma                (1.14)          (0.68)

    The fair value of each  option and  warrant  is  estimated  on date of grant
    using   the   Black-Scholes   option-pricing   model   with  the   following
    weighted-average assumptions:
                                                     2000           1999
                                                  ----------     -----------

          Dividends                                     None            None
          Expected volatility                            72%             86%
          Risk free interest rate                         6%              6%
          Expected life                              5 years         5 years

    The Company granted stock options and warrants to purchase common stock to non-employees of the company. Total granted during 2000 was 1,217,000 consisting of 1,185,000 warrants to preferred shareholders and 32,000 to other non-employees. The options and warrants have exercise prices ranging from $5.93 to $5.98. Non-employee options and warrants exercisable at December 31, 2000 is 1,607,000.

    During 1999, the Company granted a total of 1,138,000 options and warrants to purchase common stock to non-employees consisting of 671,000 in connection with the private placement, 200,000 in connection with the emPower acquisition, 100,000 in connection with placement fees and 167,000 to other non-employees. The options and warrants have exercise prices ranging from $3.02 to $6.36.

     The company recorded the non-employee options and grants based on the grant date for value in accordance with SFAS No. 123. The grant date fair value of each stock option was estimated using the Black-Scholes option-pricing model. The company recorded expense including amortization of unearned compensation in the amount of $54,000 and $166,000 for the years ended December 31, 2000 and 1999, respectively.

    Options and warrant activity for non-employees is as follows (in thousands except per share amounts):

                                                            Weighted
                                                             Average
                                                             -------

    Outstanding at 1/1/99                         126         $4.74
    Granted                                     1,138          4.58
    Exercised                                    (571)         3.50
    Forfeited                                     (64)         4.75
                                             ---------
    Outstanding at 12/31/99                       629          5.51

    Granted                                     1,217          5.55
    Exercised                                     (83)         5.45
    Forfeited                                    (121)         5.51
                                              --------
    Outstanding at 12/31/2000                   1,642         $5.37


NOTE G - MAJOR CUSTOMER

    During 2000, one customer accounted for $1,112,000 or 9% of the Company's net sales. During 1999, one customer accounted for $680,000 or 11% of the Company's net sales.

    During 2000, one vendor accounted for $3,054,000 or 44% of the Company's supplies and materials. During 1999, one vendor accounted for $799,000 or 12% of the Company's supplies and materials.

NOTE H - COMMITMENT

    The Company rents warehouse and office space under operating leases that expire through 2005. The monthly rent is adjusted annually to reflect the average percentage increase in the Consumer Price Index. An option exists to extend each lease for an additional five- year period. Rent expense under these leases were $250,000 and $125,000 in 2000 and 1999, respectively.

    Future minimum lease payments on the lease are as follows (thousands):

       Year ending December 31,

          2001                        $       388
          2002                                338
          2003                                332
          2004                                173
          2005                                 48
                                       ----------
          Total                       $     1,279
                                      ===========

NOTE I - PREFERRED STOCK

    During 2000, the Company issued 3 thousand shares of Preferred Stock Series A-1 and 2 thousand shares of Preferred Stock Series A-2. Both series are immediately convertible into common stock at the lesser of the fixed price of $4.50 for the Series A-1 and $5.91 for the Series A-2 or at the variable conversion price determined as follows: (1) on or before the first anniversary date, the amount of 85% of the average of the 3 lowest closing price over the 22 trading days prior to conversion, (2) thereafter and or before the second anniversary, the amount of 80% of the average of the 3 lowest closing prices over the 22 days prior to conversion, and (3) thereafter and on or before the day prior to the third anniversary date, the amount of 70% of the average of the 3 lowest closing prices over the 45 trading days prior to conversion. Dividends are cumulative and accrue at 6% per year and payable on June 30th of each year or on conversion date. Dividends are payable in cash or in common stock at the Company's option. During the year, 920 shares of preferred stock were converted into common stock. All preferred stockholders are subject to automatic conversion to common stock three years from the date of purchase.

    During the year, the Company recorded a deemed dividend on preferred stock of approximately $2.5 million. This is a result of the effective conversion price of the convertible preferred stock issued during the year being less than the market price of the common stock on the date of the transaction. All deemed dividends related to the transaction have been recognized during the year as a result of all preferred stock being immediately convertible at the discretion of the holder.

    In connection with the issuance of preferred stock, the Company granted 1,185,000 warrants to purchase common stock. The warrants are immediately exercisable and have exercise prices ranging from $5.43 to $5.98.

NOTE J - ACQUISITIONS

    In October 2000, the Company purchased all assets of Electric Motorbike Inc. ("EMB") and assumed certain liabilities. The Company issued 140,000 shares of common stock at $5.68 and paid $100,000 in cash. The purchase price was allocated to assets acquired based on their estimated fair value. Results of operations for EMB have been included with those of the Company for the periods subsequent to the date of acquisition. Pro forma information is not presented as they are not significant.

       The purchase price of EMB was allocated as follows (thousands):

       Inventory               $        51
       Goodwill                        960
       Advances from ZAPWORLD          (63)
       Liabilities assumed             (53)
                                -----------
                               $       895

       Consideration paid (thousands):

       Cash                    $       100
       Common stock                    795
                               -----------
                               $       895

In July 2000, the Company purchased all assets of Aquatic Propulsion Technology, Inc. ("APT") and assumed certain liabilities. The Company issued 120,000 shares of common stock at $6.05 per share. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values. Results of operations for APT have been included with those of the Company for periods subsequent to the date of acquisition. Pro forma information is not presented as they are not significant.

    The purchase price of APT was allocated as follows (thousands):

       Inventory               $        49
       Property & equipment             78
       Patents                         196
       Other assets                     19
       Goodwill                      1,031
       Note payable assumed           (356)
       Advances from ZAPWORLD         (143)
       Liabilities assumed            (148)
                                -----------
                               $       726
                               ===========

       Consideration paid (thousands):

       Common stock            $       726
                               ===========

EXHIBIT 24 -- POWERS OF ATTORNEY

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, John Belknap, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust I, of Ridgewood Electric Power Trust IV and of The Ridgewood Power Growth Fund, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts, and all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.


/s/John Belknap


John Belknap



POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that the undersigned, Seymour Robin, appoints Robert E. Swanson and Martin V. Quinn, and each of them, as his true and lawful attorneys-in-fact with full power to act and do all things necessary, advisable or appropriate, in their discretion, to execute on his behalf as an Independent Trustee of Ridgewood Electric Power Trust I, of Ridgewood Electric Power Trust IV and of The Ridgewood Power Growth Fund, the Annual Reports on Form 10-K for the year ended December 31, 2000 for each of the above-named trusts ad all amendments or documents relating thereto.

         IN WITNESS WHEREOF, the undersigned has executed this Power of Attorney this 24th day of March, 2001, at Carlsbad, California.


/s/Seymour Robin

Seymour Robin