Form 10-Q
period 2001-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2001-05-15
CIK 1057076

THE RIDGEWOOD POWER GROWTH FUND
947 LINWOOD AVENUE
RIDGEWOOD, NEW JERSEY 07450-2939
TEL. (201) 447-9000


May 14, 2001


Securities and Exchange Commission
Washington, D.C. 20549

Dear Commission:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith a Quarterly Report on Form 10-Q for the period ended March 31, 2001.

If you have any questions, please contact the undersigned or our counsel, Daniel
V. Gulino, at this office.

Sincerely,

THE RIDGEWOOD POWER GROWTH FUND

/s/Christopher I. Naunton
Christopher I. Naunton, Vice President
 and Chief Financial Officer

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2001

                         Commission file Number 0-25935

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

Item 1. Financial Statements






                         The Ridgewood Power Growth Fund

                              Financial Statements

                                 March 31, 2001

The Ridgewood Power Growth Fund
Balance Sheet
--------------------------------------------------------------------------------


                                            March 31, 2001
                                             (unaudited)   December 31, 2000
                                             ------------    ------------
Assets:
Cash and cash equivalents ................   $  8,805,989    $ 15,328,703
Accounts receivable, net of
 allowance of $51,746 and $51,540 ........        756,068         715,563
Due from affiliates ......................          2,324          17,403
Other current assets .....................         79,054         104,679
                                             ------------    ------------
Total current assets .....................      9,643,435      16,166,348

Plant and equipment ......................     18,990,092      17,396,573
Construction in progress .................      5,247,479       4,231,179
Office equipment .........................        270,628         238,828
                                             ------------    ------------
Total plant and equipment ................     24,508,199      21,866,580
Accumulated depreciation .................       (795,331)       (545,476)
                                             ------------    ------------
Plant and equipment, net .................     23,712,868      21,321,104
                                             ------------    ------------
Investment in:
Synergics Projects .......................     13,583,570      13,252,342
United Kingdom Landfill Projects .........      3,619,074            --
Zap World.com ............................      1,748,690       2,100,284

Deferred due diligence costs .............          9,668         334,611
                                             ------------    ------------
Total assets .............................   $ 52,317,305    $ 53,174,689
                                             ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses ....   $    261,795    $    698,367
Due to affiliates ........................        462,907          86,131
                                             ------------    ------------
Total current liabilities ................        724,702         784,498
                                             ------------    ------------

Minority interest in the Egypt Projects ..      5,928,985       6,299,001
Commitments and contingencies

Shareholders' equity:
Shareholders' equity (658.1067
 investor shares issued and
  outstanding) ...........................     45,766,306      46,189,602
Managing shareholders' accumulated
 deficit (1 management share
  issued and outstanding) ................       (102,688)        (98,412)
                                             ------------    ------------
Total shareholders' equity ...............     45,663,618      46,091,190
                                             ------------    ------------
Total liabilities and shareholders' equity   $ 52,317,305    $ 53,174,689
                                             ------------    ------------

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                          Three Months Ended March 31,
                                          --------------------------
                                             2001            2000
                                          -----------    -----------

Revenues ..............................   $   915,702    $      --

Cost of sales .........................      (618,567)          --
                                          -----------    -----------
Gross margin ..........................       297,135           --

General and administrative expenses ...       347,295         41,395
Investment fee paid to the managing
 shareholders .........................          --          148,510
Management fee paid to the managing
 shareholders .........................       411,317           --
                                          -----------    -----------
  Total other operating expenses ......       758,612        189,905

Loss from operations ..................      (461,477)      (189,905)
                                          -----------    -----------
Other income (expense):
Interest income .......................       157,429        321,021
Interest income from Synergics Projects       331,228           --
Equity interest in loss of:
  Zap World.com .......................      (351,594)      (134,511)
  United Kingdom Landfill Projects ....        24,587           --
  Egypt Projects ......................          --          (49,440)
  GFG .................................          --          (49,924)
Write down investment in GFG ..........          --       (1,447,746)
                                          -----------    -----------
Other income (expense), net ...........       161,650     (1,360,600)
                                          -----------    -----------

Net loss before minority interest .....      (299,827)    (1,550,505)

Minority interest in the earnings of
 the Egypt Projects ...................         7,637           --
                                          -----------    -----------
           Net loss ...................   $  (307,464)   $(1,550,505)
                                          -----------    -----------







        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                     Managing
                                    Shareholders     Shareholders      Total
                                    ------------   ------------    -----------
Shareholders' equity,
 December 31, 2000 ..............   $ 46,189,602   $    (98,412)   $ 46,091,190

Net loss ........................       (304,389)        (3,075)       (307,464)

Cumulative translation adjustment       (118,907)        (1,201)       (120,108)
                                    ------------   ------------    ------------
Shareholders' equity,
 March 31, 2001 .................   $ 45,766,306   $   (102,688)   $ 45,663,618
                                    ------------   ------------    ------------


The Ridgewood Power Growth Fund
Consolidated Statement of Comprehensive Loss
--------------------------------------------------------------------------------

                                   Three Months Ended March 31,
                                    --------------------------
                                        2001          2000
                                    -----------    -----------
Net loss ........................      (307,464)   $(1,550,505)

Cumulative translation adjustment      (120,108)          --
                                    -----------    -----------
Comprehensive loss ..............   $  (427,572)   $(1,505,505)
                                    -----------    -----------












        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                Three Months Ended March 31,
                                                ----------------------------
                                                   2001             2000
                                                ------------    ------------
Cash flows from operating activities:
Net loss ....................................   $   (307,464)   $ (1,550,505)
                                                ------------    ------------
Adjustments  to  reconcile  net  loss
 to net  cash  flows  from  operating
 activities:
 Depreciation ...............................        237,930            --
 Minority interest in earnings of
  Egypt Projects ............................          7,637            --
 Loss from Egypt Projects ...................           --            49,440
 Income from United Kingdom Landfill Projects        (24,587)           --
 Loss from GFG ..............................           --            49,924
 Loss from investment in Zap World.com ......        351,594         134,511
 Writedown of investment in GFG .............           --         1,447,746
 Interest income from Synergics Projects ....       (331,228)           --
 Changes in assets and liabilities:
 Increase in accounts receivable, net .......        (37,535)           --
 Decrease in other current assets ...........         25,635           2,107
 Decrease in accounts payable and
  accrued expenses                                  (437,604)       (197,433)
Decrease in due to/(from) affiliates, net ...        391,855          21,702
                                                ------------    ------------
Total adjustments ...........................        183,697       1,507,997
                                                ------------    ------------
Net cash used in operating activities .......       (123,767)        (42,508)
                                                ------------    ------------
Cash flows from investing activities:
Investment in Egypt Projects ................           --        (3,443,759)
Investment in United Kingdom Landfill
 Projects ...................................     (3,437,131)           --
Capital expenditures ........................     (2,552,166)           --
Deferred due diligence costs ................         (9,668)        (10,951)
                                                ------------    ------------
Net cash used in investing activities .......     (5,998,965)     (3,454,710)
                                                ------------    ------------
Cash flows from financing activities:
Proceeds from shareholders' contributions ...           --         6,421,618
Selling commissions and offering costs paid .           --          (779,583)
Cash distributions to shareholders ..........           --          (931,175)
Distributions to minority interest
 in Egypt Projects ..........................       (399,982)           --
                                                ------------    ------------
Net cash (used in) provided by
 financing activities .......................       (399,982)      4,710,860
                                                ------------    ------------
Net (decrease) increase in cash and
 cash equivalents ...........................     (6,522,714)      1,213,642

Cash and cash equivalents, beginning of
 period .....................................     15,328,703      35,732,660
                                                ------------    ------------
Cash and cash equivalents, end of period ....   $  8,805,989    $ 36,946,302
                                                ------------    ------------


        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to Financial Statements (unaudited)

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in The Ridgewood Power Growth Fund's (the "Fund") financial statements included in the 2000 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.    Summary Results of Operations for Selected Investments

Summary results of operations for the Zap World.com projects, which are accounted for under the equity method, were as follows:

                       Three Months Ended March 31,
                          2001           2000
                       -----------    -----------
Total revenue ......   $ 2,013,000    $ 1,897,000
Loss from operations    (1,306,000)      (544,000)
Net loss ...........    (1,284,000)      (515,000)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The financial statements include only the accounts of the Fund. The Fund uses the equity method of accounting for its investments in ZAP Power Systems, the United Kingdom Landfill Projects and the Mediterranean Fiber Optic Project/GFG. The Fund's investment in the Synergics Hydro projects is in the form of a note receivable and, accordingly, the Fund's earnings are in the form of interest income.

In the first quarter of 2000, the Fund used the equity method of accounting for its investment in the Egypt Projects. Later in 2000, the Fund made additional investments and acquired majority ownership of the Egypt Projects. As a result, in the first quarter of 2001, the Fund consolidates the financial position and results of operations. All the Fund's consolidated revenue and cost of sales relate to the Egypt Projects.

Results of Operations

In 2001, the Fund had a net loss of $307,000 as compared to a net loss of $1,551,000 in 2000. The 2000 net loss includes $1,448,000 of charges relating to the writedown of GFG. The 2001 and 2000 results include the following results from projects:


Project                                          2001        2000
---------------------------------               --------    --------
ZapWorld.com ....................         (2)   (352,000)   (135,000)
Egypt Projects ..................         (1)     20,000     (49,000)
Mediterranean Fiber Optic Project         (2)       --       (50,000)
United Kingdom Landfill Projects          (2)     25,000        --
Synergics Projects ..............         (3)    331,000        --

(1) Earnings, net of minority interest, in 2001. Equity interest in loss of the project in 2000.
(2) Equity interest in income (loss).
(3) Interest income

The Fund recorded a loss of $352,000 from ZapWorld in 2001 compared to a loss of $135,000 in 2000. The increase in the loss was due to lower margins in 2001 caused by price reductions required to move product both domestically and internationally.

The Fund recorded $20,000 of net income related to the Egypt projects in 2001 compared to $49,000 of losses in 2000. In 2000, the majority of projects in Egypt were in the development stage whereas in 2001, the majority of these projects were in operation.

The Fund recorded losses of $50,000 in 2000, related to its investment in GFG. GFG was not able to develop the planned Mediterranean Fiber Optic Project and subsequently ceased operations in 2000.

The Fund recorded interest income from the note related to the Synergics Projects of $331,000. The Fund acquired the note in April 2000.

Interest income at the Fund level decreased to $116,000 from $321,000 in 2000 as a result of the lower average cash balances on hand during the year.

The Fund commenced charging a management fee upon the closing of the Fund offering in April 2000. The management fee for 2001 was $411,000. The investment fee charged on initial contributions was $149,000 in 2000 and did not recur in 2001 due to the closing of the fund offering in April 2000. Except for the $1,447,746 writedown of its investment in GFG, other Trust-level expenses in 2001 were comparable to 2000.

Liquidity and Capital Resources

Other  than  investments  of  available  cash  in  power  generation   Projects,
obligations of the Fund are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder and payments for certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001.

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

None

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           THE RIDGEWOOD POWER GROWTH FUND
                                      Registrant

May 14, 2001                  By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)