Form 10-Q
period 2001-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2001-08-14
CIK 1057076

THE RIDGEWOOD POWER GROWTH FUND
947 LINWOOD AVENUE
RIDGEWOOD, NEW JERSEY 07450-2939
TEL. (201) 447-9000


August 14, 2001


Securities and Exchange Commission
Washington, D.C. 20549

Dear Commission:

Pursuant to the requirements of the Securities Exchange Act of 1934, we are transmitting herewith a Quarterly Report on Form 10-Q for the period ended June 30, 2001.

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

                  For the quarterly period ended June 30, 2001

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

Item 1. Financial Statements






                         The Ridgewood Power Growth Fund

                              Financial Statements

                                  June 30, 2001

The Ridgewood Power Growth Fund
Balance Sheet (unaudited)
--------------------------------------------------------------------------------



                                                June 30, 2001  December 31, 2000
                                                  ------------     ------------
  Assets:
  Cash and cash equivalents ..................    $  8,878,066     $ 15,328,703
  Accounts receivable, net of allowance
   of $61,786 and $51,540 ....................         692,495          715,563
  Due from affiliates ........................          31,821           17,403
  Other current assets .......................         284,954          104,679
                                                  ------------     ------------
Total current assets .........................       9,887,336       16,166,348

  Plant and equipment ........................      19,283,986       17,396,573
  Construction in progress ...................       7,206,122        4,231,179
  Office equipment ...........................         480,887          238,828
                                                  ------------     ------------
  Total plant and equipment ..................      26,970,995       21,866,580
  Less: Accumulated depreciation .............      (1,266,371)        (545,476)
                                                  ------------     ------------
  Plant and equipment, net ...................      25,704,624       21,321,104
                                                  ------------     ------------
  Investment in:
  Synergics Projects .........................      13,914,798       13,252,342
  United Kingdom Landfill Projects ...........       3,687,314             --
  ZAPWORLD.COM ...............................       1,282,241        2,100,284

  Deferred due diligence costs ...............           9,668          334,611
                                                  ------------     ------------
Total assets .................................    $ 54,485,981     $ 53,174,689
                                                  ------------     ------------
  Liabilities and shareholders' equity:
  Liabilities:
  Accounts payable and accrued expenses ......    $    235,150     $    698,367
  Due to affiliates ..........................          19,930           86,131
                                                  ------------     ------------
Total current liabilities ....................         255,080          784,498
                                                  ------------     ------------

  Minority interest in the Egypt Projects ....       9,096,694        6,299,001
  Commitments and contingencies

  Shareholders' equity:
  Shareholders' equity (658.1067
   investor shares issued and
    outstanding) .............................      45,242,188       46,189,602
  Managing shareholders' accumulated
   deficit (1 management share
    issued and outstanding) ..................        (107,981)         (98,412)
                                                  ------------     ------------
Total shareholders' equity ...................      45,134,207       46,091,190
                                                  ------------     ------------
Total liabilities and shareholders' equity ...    $ 54,485,981     $ 53,174,689
                                                  ------------     ------------



                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                                     Six Months Ended      Three Months Ended
                                ----------------------    ---------------------
                                  June 30,     June 30,   June 30,     June 30,
                                   2001         2000         2001         2000
                                 ----------- ---------    -----------  --------
Revenues ..................... $ 2,080,564   $     --    $ 1,164,862    $   --

Cost of sales ................   1,292,079         --        673,512        --
                               -----------   ----------  -----------    -------

Gross margin .................     788,485         --        491,350        --

General and administrative
 expenses ....................     769,997       92,780      422,702     51,385
Investment fee paid to
 the managing shareholders ...        --        197,390         --       48,880
Management fee paid to the
 managing shareholders .......     822,633      271,191      411,316    271,191
                               -----------    -----------  -----------  -------
Total other operating
 expenses ....................   1,592,630      561,361      834,018    371,456

Loss from operations .........    (804,145)    (561,361)    (342,668)  (371,456)

Other income (expense):
Interest income ..............     269,559      964,627      112,130    643,606
Income from Synergics Hydro
 Projects ....................     662,456      300,000      331,228    300,000
Equity interest in:
 Loss from ZAPWORLD.COM ......    (818,043)    (229,440)    (466,449)   (94,929)
 Income from United Kingdom
  Landfill Projects ..........      20,231         --         (4,356)      --
 Income from Egypt Projects ..        --        104,457         --      153,897
 Loss from Mediterranean Fiber
  Optic Project/GFG ..........        --        (49,924)        --        --
Writedown of investment in
 Mediterranean Fiber Optic
 Project/GFG .................        --      1,447,746         --        --
                                  --------    -----------  ----------  -------
Other income (expense), net ..     134,203     (358,026)     (27,447) 1,002,574
                                ----------    ---------    ---------   --------
Net income (loss) before
 minority interest ...........    (669,942)    (919,387)    (370,115)  631,118
Minority interest in the
 earnings of the Egypt
 Projects ....................      89,397         --         81,760        --
                                ----------    ---------    ---------   --------
Net income (loss) ............  $ (759,339)   $ (919,387)  $ (451,875) $631,118
                                 ---------    ---------    ---------   --------




                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                     Managing
                                    Shareholders    Shareholders       Total
                                    ------------    ------------    ------------

Shareholders' equity,
 December 31, 2000 ..............   $ 46,189,602    $    (98,412)  $ 46,091,190

Net loss ........................       (751,746)         (7,593)      (759,339)

Cumulative translation adjustment       (195,668)         (1,976)      (197,644)
                                    ------------    ------------    ------------


Shareholders' equity,
 June 30, 2001 ..................   $ 45,242,188    $   (107,981)  $ 45,134,207
                                    ------------    ------------    ------------




The Ridgewood Power Growth Fund
Consolidated Statement of Comprehensive Loss  (unaudited)
--------------------------------------------------------------------------------


                           Six Months Ended         Three Months Ended
                         ----------------------    ---------------------
                         June 30,     June 30,     June 30,     June 30,
                           2001         2000         2001         2000
                         ---------    ---------    ---------    ---------

Net loss .............   $(759,339)   $(919,387)   $(451,875)   $ 631,118

Cumulative translation
 adjustment ..........    (197,644)        --        (77,536)        --
                         ---------    ---------    ---------    ---------

Comprehensive loss ...   $(956,983)   $(919,387)   $(529,411)   $ 631,118
                         ---------    ---------    ---------    ---------







                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                           Six Months Ended    Six Months Ended
                                              June 30, 2001    June 30, 2000
                                               ------------    ------------

Cash flows from operating activities:
Net loss ...................................   $   (759,339)   $   (919,387)
                                               ------------    ------------
Adjustments to reconcile net income
 (loss) to net cash flows from
 operating activities:
Depreciation ...............................        518,038            --
Loss from unconsolidated ZAPWORLD.COM ......        818,043         229,440
Income from Egypt Projects .................           --          (104,457)
Minority interest in earnings
 from Egypt Projects .......................           --            89,397
Income from United Kingdom Landfill Projects        (20,231)           --
Loss from Mediterranean Fiber Optic
  Project/GFG ..............................           --            49,924
Interest income from Synergics Hydro .......       (662,456)       (300,000)
Writedown of investment in Mediterranean
 Fiber Optic Project/GFG ...................           --         1,447,746
Changes in assets and liabilities:
 Increase in accounts receivable, net ......        (42,214)           --
 (Increase) decrease in due from affiliates         (14,418)        316,833
 (Increase) decrease in other current assets       (172,783)         43,564
 Decrease in accounts payable and
  accrued expenses .........................       (376,979)       (208,212)
(Decrease) increase in due to affiliates ...        (66,201)         57,098
                                               ------------    ------------
     Total adjustments .....................         70,196       1,531,936
                                               ------------    ------------
Net cash provided by (used in)
 operating activities ......................       (689,143)        612,549
                                               ------------    ------------

Cash flows from investing activities:
 Capital expenditures ......................     (5,034,234)           --
 Investment in United Kingdom Landfill
  Projects .................................     (3,472,460)           --
 Investment in Synergics Hydro .............           --       (12,321,159)
 Investment in Egypt Projects ..............           --        (7,315,592)
 Deferred due diligence costs ..............         (9,668)        (23,590)
                                               ------------    ------------
Net cash used in investing activities ......     (8,516,362)    (19,660,341)
                                               ------------    ------------

Cash flows from financing activities:
 Contributions from minority interest ......      3,154,850            --
 Distributions to minority interest
  in Egypt Projects ........................       (399,982)           --
 Proceeds from shareholders' contributions .           --         8,582,400
 Selling commissions and offering costs paid           --        (1,117,215)
 Cash distributions to shareholders ........           --        (1,788,664)
                                               ------------    ------------
Net cash provided by financing activities ..      2,754,868       5,676,521
                                               ------------    ------------
Net decrease in cash and cash equivalents ..     (6,450,637)    (13,371,271)

Cash and cash equivalents, beginning
 of period .................................     15,328,703      35,732,660
                                               ------------    ------------
Cash and cash equivalents, end of period ...   $  8,878,066    $ 22,361,389
                                               ------------    ------------



                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Notes to Financial Statements (unaudited)
-------------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in The Ridgewood Power Growth Fund's (the "Fund") financial statements included in the 2000 Annual Report on Form 10-K, which should be read in conjunction with these financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.


2. Summary Results of Operations for Selected Investments

Summary results of operations for the ZAPWORLD.COM projects, which are accounted for under the equity method, were as follows:

                 Six Months Ended June 30,     Three Months Ended June 30,
                -------------------------     --------------------------
                   2001           2000           2001            2000
                -----------    -----------    -----------    -----------
Total revenue   $ 2,953,000    $ 4,180,000    $   940,000    $ 2,283,000
Net loss ....    (3,237,000)      (960,000)    (1,953,000)      (445,000)


Summary results of operations for the UK Landfill Gas Projects, which are accounted for under the equity method, were as follows:

                 Six Months Ended June 30,     Three Months Ended June 30,
                -------------------------     --------------------------
                   2001           2000           2001            2000
                -----------    -----------    -----------    -----------
Total revenue   $2,902,000   $2,825,000      $  991,000    $1,294,000
Net income ..       72,000      820,000         (82,000)      429,000



3.  Subsequent Event

On July 31, 2001 the Fund signed an agreement with ZAPWORLD.COM, which will result in the Fund selling its shares in ZAPWORLD to ZAPWORLD and certain of its shareholders. In return, the Fund will receive a combination of an interest bearing promissory note and cash. As part of the agreement the Fund will also resign its designees as officers and directors of ZAPWORLD.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The financial statements include only the accounts of the Fund. The Fund uses the equity method of accounting for its investments in ZAPWORLD.COM, the United Kingdom Landfill Projects and the Mediterranean Fiber Optic Project/GFG. The Fund's investment in the Synergics Hydro projects is in the form of a note receivable and, accordingly, the Fund's earnings are in the form of interest income.

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

Results of Operations

In 2001, the Fund had a net loss of $759,000 as compared to a net loss of $919,000 in 2000. The 2000 net loss includes $1,448,000 of charges relating to the writedown of GFG. The 2001 and 2000 results include the following results from projects:

                                         For the Six Months Ended June 30,
Project                                         2001          2000
                                              --------     --------
ZAPWORLD.COM ....................         (2)   (818,000)   (229,000)
Egypt Projects ..................         (1)    212,000     104,000
Mediterranean Fiber Optic Project         (2)       --       (50,000)
United Kingdom Landfill Projects          (2)     20,000        --
Synergics Projects ..............         (3)    662,000     300,000

(1) Earnings, net of minority interest, in 2001. Equity interest in income of the project in 2000.
(2) Equity interest in income (loss).
(3) Interest income

The Fund recorded losses from its equity interest in ZAPWORLD.COM of $466,000 in the second quarter ($818,000 in the first six months) of 2001 compared to $95,000 in the second quarter of 2000. The increase in the loss was due to lower sales and lower margins in 2001 caused by price reductions required to move product.

The Fund recorded income from its Egyptian Projects of $182,000 and $212,000 in the second quarter and first six months of 2001 respectively, compared to $154,000 and $104,000 in the second quarter and first six months of 2000 respectively. The first Egyptian Projects began operation in the first quarter of 2000. Additional projects have followed and have become operational during 2000 and 2001.

The Fund recorded losses of $50,000 in 2000, related to its investment in GFG. GFG was not able to develop the planned Mediterranean Fiber Optic Project and subsequently ceased operations in 2000.

The Fund recorded income from its Synergics investment of $662,000 and $331,000 for the first six months and second quarter of 2001 respectively. An increase of $332,000 and $31,000, compared to the same periods for 2000. The Fund acquired the note in April 2000.

Interest income at the Fund level decreased to $270,000 from $965,000 in 2000 as a result of the lower average cash balances on hand during the year. Interest income also decreased by $532,000 from $644,000 in the second quarter of 2000 to $112,000 in the same period of 2001 for the same reasons.

The Fund commenced charging a management fee upon the closing of the Fund offering in April 2000. The management fee for 2001 was $823,000 as compared to $271,000 for the first six months of 2000. The investment fee charged on initial contributions was $197,000 in 2000 and did not recur in 2001 due to the closing of the fund offering in April 2000.

Liquidity and Capital Resources

Other than investments of available cash in power generation Projects, obligations of the Fund are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder and payments for certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001

The Fund anticipates that, during 2001, its cash flow from operations and unexpended offering proceeds will be adequate to fund its obligations.

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

                           THE RIDGEWOOD POWER GROWTH FUND
                                                     Registrant

August 14, 2001                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)