Form 10-Q
period 2001-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2001-11-14
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2001

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

Item 1. Financial Statements






                         The Ridgewood Power Growth Fund

                              Financial Statements

                               September 30, 2001

The Ridgewood Power Growth Fund
Balance Sheet (unaudited)
--------------------------------------------------------------------------------

                                         September 30, 2001    December 31, 2000
                                               ------------    ------------
 Assets:
 Cash and cash equivalents .................   $  5,245,138    $ 15,328,703
 Accounts receivable, net of
  allowance of $56,248 and $51,540 .........      1,318,323         715,563
 Due from affiliates .......................         16,957          17,403
 Note receivable - ZAPWORLD,
current portion ............................        500,000            --
 Other current assets ......................        232,060         104,679
                                               ------------    ------------
          Total current assets .............      7,312,478      16,166,348

 Plant and equipment .......................     22,662,597      17,396,573
 Construction in progress ..................      4,497,116       4,231,179
 Office equipment ..........................        868,477         238,828
                                               ------------    ------------
 Total plant and equipment .................     28,028,190      21,866,580
 Less: Accumulated depreciation ............     (1,691,761)       (545,476)
                                               ------------    ------------
 Plant and equipment, net ..................     26,336,429      21,321,104
                                               ------------    ------------
 Investment in:
 Synergics Projects ........................     14,246,027      13,252,342
 United Kingdom Landfill Projects ..........      3,887,451            --
 ZAPWORLD.COM ..............................           --         2,100,284

 Note receivable - ZAPWORLD,
  non-current portion ......................        782,241            --
 Deferred due diligence costs ..............           --           334,611
                                               ------------    ------------
          Total assets .....................   $ 52,564,626    $ 53,174,689
                                               ------------    ------------
 Liabilities and shareholders' equity:
 Liabilities:
 Accounts payable and accrued expenses .....   $    349,722    $    698,367
 Due to affiliates .........................         90,306          86,131
                                               ------------    ------------
          Total current liabilities ........        440,028         784,498
                                               ------------    ------------
 Minority interest in the Egypt Projects ...      8,755,308       6,299,001
 Commitments and contingencies

 Shareholders' equity:
Shareholders' equity (658.1067
investor shares issued and
   outstanding) ............................     43,494,921      46,189,602
Managing shareholders' accumulated deficit
(1 management share issued and outstanding)        (125,631)        (98,412)
                                               ------------    ------------
          Total shareholders' equity .......     43,369,290      46,091,190
                                               ------------    ------------
  Total liabilities and shareholders' equity   $ 52,564,626    $ 53,174,689
                                               ------------    ------------


                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Operations (unaudited)
--------------------------------------------------------------------------------

                             Nine Months Ended           Three Months Ended
                          ------------------------   ---------------------------
                        September 30, September 30,  September 30, September 30,
                            2001          2000            2001          2000
                          ----------    -----------  -----------    -----------
Revenues ................$ 3,452,254    $   523,350  $ 1,371,690    $   523,350

Cost of sales ...........  2,162,971        370,914      870,892        370,914
                         -----------    -----------  -----------    -----------

Gross margin ............  1,289,283        152,436      500,798        152,436

General and
 administrative expenses   1,487,413        146,251      717,416        140,763
Investment fee paid
 to the managing
 shareholders ...........       --          199,590         --            2,200
Management fee paid
 to the managing
 shareholders ...........  1,233,950        685,528      411,317        414,337
                         -----------    -----------  -----------    -----------
Total other
 operating expenses .....  2,721,363      1,031,369    1,128,733        557,300

Loss from operations .... (1,432,080)      (878,933)    (627,935)      (404,864)

Other income (expense):
Interest income .........    574,105      1,324,647      304,546        360,020
Income from Synergics
 Hydro Projects .........    993,685        750,000      331,229        450,000
Equity interest in:
 Loss from ZAPWORLD.COM .   (818,043)      (243,153)        --          (13,713)
 Income from United
 Kingdom
  Landfill Projects .....     68,881           --         48,650           --
 Income from Egypt
 Projects ...............       --          104,457         --             --
 Loss from Mediterranean
 Fiber Optic
 Project/GFG ............       --          (49,924)        --             --
 Writedown of
 investment in
 Mediterranean
 Fiber Optic
 Project/GFG ............       --       (1,447,746)        --             --
                         -----------    -----------    ---------    -----------
  Other income, net .....    818,628        438,281      684,425        796,307
                         -----------    -----------    ---------    -----------
 Net income (loss) before
 minority interest ......   (613,452)      (440,652)      56,490        391,443
 Minority interest in
 the earnings of the
 Egypt Projects .........    200,083          4,774      110,686           --
                         -----------    -----------    ---------    -----------
Net income (loss) .......$  (813,535)   $  (445,426)   $ (54,196)   $   391,443
                         -----------    -----------    ---------    -----------

                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                           Managing
                         Shareholders    Shareholders       Total
                         ------------    ------------    ------------
Shareholders' equity,
 December 31, 2000 ...   $ 46,189,602    $    (98,412)   $ 46,091,190

Net loss .............       (805,400)         (8,135)       (813,535)

Cumulative translation
 adjustment ..........     (1,889,281)        (19,084)     (1,908,365)
                         ------------    ------------    ------------
Shareholders' equity,
 September 30, 2001 ..   $ 43,494,921    $   (125,631)   $ 43,369,290
                         ------------    ------------    ------------




The Ridgewood Power Growth Fund
Consolidated Statement of Comprehensive Loss  (unaudited)
--------------------------------------------------------------------------------

                            Nine Months Ended             Three Months Ended
                        -------------------------    ---------------------------
                        September 30,  September 30, September 30, September 30,
                            2001          2000          2001            2000
                         ----------    -----------    -----------    -----------

Net loss .............  $  (813,535)   $  (445,426)   $   (54,196)   $   391,443

Cumulative translation
 adjustment ..........   (1,908,365)          --       (1,710,721)          --
                        -----------    -----------    -----------    -----------

Comprehensive loss ...  $(2,721,900)   $  (445,426)   $(1,764,917)   $   391,443
                        -----------    -----------    -----------    -----------










                 See accompanying notes to financial statements.

The Ridgewood Power Growth Fund
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                       Nine Months Ended
                                                  September 30,   September 30,
                                                     2001              2000
                                                  ------------    ------------
Cash flows from operating activities:
Net loss ......................................   $   (813,535)   $   (445,426)
                                                  ------------    ------------
Adjustments to reconcile net loss to
 net cash flows from operating
 activities:
 Depreciation .................................        993,881         132,410
 Loss from unconsolidated
  ZAPWORLD.COM ................................        818,043         243,153
 Minority interest in earnings
  from Egypt Projects .........................        200,083            --
 Income from United Kingdom
  Landfill Projects ...........................        (68,881)           --
 Loss from Mediterranean
  Fiber Optic Project/GFG .....................           --            49,924
 Interest income from Synergics Hydro .........       (993,685)       (750,000)
 Writedown of investment in
  Mediterranean Fiber Optic
  Project/GFG .................................           --         1,447,746
 Changes in assets and liabilities:
  Increase in accounts receivable, net ........       (783,837)       (368,293)
  Decrease in due from affiliates .............            446         300,247
  Increase in other current assets ............       (163,098)         (8,379)
  Decrease in accounts payable
   and accrued expenses .......................       (344,137)       (173,327)
  Increase in due to affiliates ...............          4,175          49,689
                                                  ------------    ------------
  Total adjustments ...........................       (337,010)        923,170
                                                  ------------    ------------
  Net cash provided by (used in)
   operating activities .......................     (1,150,545)        477,744
                                                  ------------    ------------
 Cash flows from investing activities:
 Capital expenditures .........................     (8,474,071)     (4,770,719)
 Investment in United Kingdom
  Landfill Projects ...........................     (3,472,460)           --
 Investment in Synergics Hydro ................           --       (12,321,159)
 Deferred due diligence costs .................           --           (33,680)
                                                  ------------    ------------
 Net cash used in investing activities ........    (11,946,531)    (17,125,558)
                                                  ------------    ------------
 Cash flows from financing activities:
 Contributions from minority
  interest in Egypt Projects ..................      3,913,493            --
 Distributions to minority
  interest in Egypt Projects ..................       (899,982)           --
 Proceeds from shareholders' contributions ....           --         4,424,594
 Selling commissions and
  offering costs paid .........................           --        (1,133,715)
 Cash distributions to shareholders ...........           --        (2,644,332)
                                                  ------------    ------------
 Net cash provided by financing activities ....      3,013,511         646,547
                                                  ------------    ------------
 Net decrease in cash and cash equivalents ....    (10,083,565)    (16,001,267)

 Cash and cash equivalents, beginning of period     15,328,703      35,732,660
                                                  ------------    ------------
 Cash and cash equivalents, end of period .....   $  5,245,138    $ 19,731,393
                                                  ------------    ------------

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


2. Summary Results of Operations for Selected Investments

Summary results of operations for the UK Landfill Gas Projects, which are accounted for under the equity method, were as follows:

         Nine Months Ended September 30,    Three Months Ended September 30,
               ------------------------     -------------------------------
                   2001         2000          2001        2000
                     ----       -----        ------       ----
Total revenue   $4,416,000   $4,172,000   $1,514,000   $1,347,000
Net income ..      246,000    1,175,000      174,000      355,000

Summary results of operations for the ZAPWORLD.COM projects, which were accounted for under the equity method thru June 30 2001(see Note 3), are as follows:
        Nine Months Ended September 30,    Three Months Ended September 30,
               ------------------------     -------------------------------
                   2001         2000          2001        2000
                     ----       -----        ------       ----
Total revenue   $ 2,953,000    $ 8,128,000    $--   $ 3,948,000
Net loss ....    (3,237,000)    (1,014,000)   $--      (54,000)


3. Note Receivable

In the beginning of the third quarter of 2001, the Fund entered into an agreement with ZAPWORLD.COM, which resulted in the Fund selling its ZAPWORLD shares to ZAPWORLD and certain of its shareholders. In exchange for the returned shares, the Fund received a $1,500,000 interest bearing promissory note. The note calls for installment payments to be made to the Fund until its maturity in 2003. Due to the uncertainty of receiving full payment of the note, the Fund will assign the $1,282,000 carrying value of its investment in ZAPWORLD to the promissory note. Thus no gain will be recognized on the transaction until the note is paid in full.

4. Subsequent Event

In October 2001, the parent company of the UK Landfill Gas Projects acquired, through the issuance of its shares, the assets of an unrelated third party development company. The development company's assets include seven new landfill projects. Of these projects, one is operating and the remainder are close to completion. In addition to the acquisition of assets, certain liabilities of the development company were also assumed.

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

In the first half of 2000, the Fund used the equity method of accounting for its investment in the Egypt Projects. Later in 2000, the Fund made additional investments and acquired majority ownership of the Egypt Projects. As a result, in the first quarter of 2001, the Fund consolidates the financial position and results of operations. All the Fund's consolidated revenue and cost of sales relate to the Egypt Projects.

For the first six months of 2001, the Fund used the equity method of accounting for its investment in ZAPWORLD.COM. In the beginning of the third quarter of 2001, the Fund entered into an agreement with ZAPWORLD.COM, which resulted in the Fund selling its ZAPWORLD shares to ZAPWORLD and certain of its shareholders. In exchange for the returned shares, the Fund received an interest bearing promissory note. As a result of this agreement, the Fund's holdings in ZAPWORLD is that of a note receivable and thus the equity method of accounting is no longer applicable.

Results of Operations

In 2001, the Fund had a net loss of $814,000 as compared to a net loss of $445,000 in 2000. The 2000 net loss includes $1,448,000 of charges relating to the writedown of GFG. The 2001 and 2000 results include the following results from projects:

                                  For the Nine Months Ended September 30,
Project                                           2001         2000
----------------------------------------        --------   ----------

ZAPWORLD.COM ....................         (2)   (818,000)   (243,000)
Egypt Projects ..................         (1)    414,000     104,000
Mediterranean Fiber Optic Project         (2)       --       (50,000)
United Kingdom Landfill Projects          (2)     69,000      49,000
Synergics Projects ..............         (3)    994,000     750,000

(1) Earnings, net of minority interest, in 2001. Equity interest in income and earnings, net of minority interest, of the project in 2000.
(2) Equity interest in income (loss).
(3) Interest income

The Fund recorded losses from its equity interest in ZAPWORLD.COM of $818,000 for the first nine months of 2001 compared to $243,000 for the same period of 2000. The increase in the loss was due to lower sales and lower margins in 2001 caused by price reductions required to move product.

The Fund recorded income from its Egyptian Projects of $212,000 and $414,000 in the third quarter and first nine months of 2001 respectively, compared to $0 and $104,000 in the third quarter and first nine months of 2000 respectively. The first Egyptian Projects began operation in the first quarter of 2000. Additional projects have followed and have become operational during 2000 and 2001.

The Fund recorded losses of $50,000 in 2000, related to its investment in GFG. GFG was not able to develop the planned Mediterranean Fiber Optic Project and subsequently ceased operations in 2000.

The Fund recorded income from its Synergics investment of $994,000 and $331,000 for the first nine months and third quarter of 2001 respectively. The Fund acquired the note in April 2000.

Interest income at the Fund level decreased to $574,000 from $1,325,000 in 2000 as a result of the lower average cash balances on hand during the year. Interest income also decreased by $55,000 from $360,000 in the third quarter of 2000 to $305,000 in the same period of 2001 for the same reasons.

The Fund commenced charging a management fee upon the closing of the Fund offering in April 2000. The management fee for 2001 was $1,234,000 as compared to $686,000 for the first nine months of 2000. The investment fee charged on initial contributions was $197,000 in 2000 and did not recur in 2001 due to the closing of the fund offering in April 2000.

Liquidity and Capital Resources

Other than investments of available cash in power generation Projects, obligations of the Fund are generally limited to payment of a management fee to the Managing Shareholder and payments for certain accounting and legal services to third parties. The Trust ceased making distributions to shareholders in the first quarter of 2001

The Fund anticipates that, during 2001, its cash flow from operations and unexpended offering proceeds will be adequate to fund its obligations.

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

                           THE RIDGEWOOD POWER GROWTH FUND
                                   Registrant

November 14, 2001                   By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)