Form 10-K
period 2001-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2002-04-25
CIK 1057076

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 2001
                         Commission File No. 0-25935

                           THE RIDGEWOOD POWER GROWTH FUND
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                           22-3495594
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

  c/o Ridgewood Power, LLC, 947 Linwood Avenue, Ridgewood, New Jersey 07450
  (Address of Principal Executive Offices)                        (Zip Code)

Registrant's Telephone Number, including Area Code:  (201) 447-9000

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Investor Shares of Beneficial Interest


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]


     There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 30, 2002 was $65,810,670.

Exhibit Index is located on page 31.

PART I

Item 1.  Business.

Forward-looking statement advisory


         This Annual Report on Form 10-K, as with some other statements made by The Ridgewood Power Growth Fund (the "Fund") from time to time, includes forward-looking statements. These statements discuss business trends and other matters relating to the Fund's future results and business. In order to make these statements, the Fund has had to make assumptions as to the future. It has also had to make estimates in some cases about events that have already happened, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, what happens to the Fund in the future may be materially different from the Fund's statements here.


     The Fund therefore warns readers of this document that they should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Fund's other filings with the Securities and Exchange Commission and its offering materials discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.


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

(a)  General Development of Business.

     The Fund was organized as a Delaware business trust in January 1998 to participate in the development, construction and operation of independent power generating facilities and capital facilities ("Independent Power Projects" or "Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Fund.

         The Fund sold whole and fractional shares of beneficial interest in the Fund ("Investor Shares") pursuant to a private placement offering (the "Offering"), which terminated in April 2000. Net of Offering fees, commissions and expenses, the Offering provided approximately $54.6 million of net funds available for investments in the development and acquisition of Projects. The Fund has 1,187 record holders of Investor Shares (the "Investors"). As described below in Item 1(c)(2), the Fund has invested substantially all of its net funds in the Projects.


     The Fund has two managing shareholders: Ridgewood Power LLC ("Ridgewood Power") and Ridgewood Power VI LLC ("Power VI"), both New Jersey limited liability companies. Power VI has assigned and delegated all of its rights and responsibilities to Ridgewood Power and is essentially a shell company. Ridgewood Power and Power VI are collectively referred to as the "Managing Shareholder." Both Ridgewood Power and Power VI are controlled by Robert E. Swanson, who is the manager and chief executive officer of each. The officers of Power VI are also the same as those of Ridgewood Power and Power VI currently does not conduct any business. Ridgewood Power take all actions necessary to manage the Fund, without any participation by Power VI.


     The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Fund. See Item 10. Directors and Executive Officers of the Registrant below for a further description of the management of the Fund.


     Robert E. Swanson and certain Swanson family trusts own 100% of the equity of the following entities:


o Ridgewood Securities Corporation ("Ridgewood Securities")- Placement Agent;
o Ridgewood Power Management, LLC ("RPM") - Operates certain of the Projects owned by the Trust and six other trusts organized by the Managing Shareholder;
o Ridgewood Power LLC ("Ridgewood Power")- Managing Shareholder of the Trust and six other trusts; o Ridgewood Energy Holding Corporation - Corporate Trustee for the Trust and six other trusts; and o Ridgewood Capital Management LLC ("Ridgewood Capital") - marketing affiliate and manager of seven venture capital funds.

         Mr. Swanson has sole voting and investment power over the Swanson family trusts and is the sole manager,chief executive officer of the above entities.

         In addition, the Fund is affiliated with the following trusts organized by the Ridgewood Power (the "Other Power Trusts"):

o Ridgewood Electric Power Trust I ("Power I"); o Ridgewood Electric Power Trust II ("Power II"); o Ridgewood Electric Power Trust III ("Power III"); o Ridgewood Electric Power Trust IV ("Power IV"); o Ridgewood Electric Power Trust V ("Power V"); and o Ridgewood/Egypt Fund ("Egypt Fund").

          On November 5, 2001, the Fund sent to Investors a "Notice of Solicitation of Consents" in which the Fund sought the Investor's consent to amend the Declaration of Trust ("Declaration") to, among other things, eliminate provisions that require the Trust to have an independent review panel, whose purpose was to review certain affiliated transactions. The Consents were tabulated at the close of business on December 18, 2001. A total of 658.1067 Investor Shares were outstanding and entitled to be voted. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments.

(b)  Financial Information about Industry Segments.

     The Fund has been organized to operate in only one industry segment: independent power generation and related capital, infrastructure and venture projects.

(c)  Narrative Description of Business.

     (1) General Description.

The Fund was formed to participate primarily in the development, construction and operation of Projects that generate electricity for sale to utilities and other users or provide long-term cash flows.

     (2)   The Fund's Investments.

         (i)  United Kingdom Landfill Projects

                  In 1999, Power V organized Ridgewood U.K. LLC, an English limited liability company ("UK LLC") which formed Ridgewood UK Ltd ("UK LTD") to acquire certain operating landfill gas generating projects located in England, Scotland and Spain (the "UK Projects"). During 2001, the Fund was admitted as a member of UK LLC and contributed capital to allow UK LTD to acquire more UK Projects. The Fund and Power V own an interest in UK LLC in proportion to the capital each has contributed, net of distributions and allocated profits and losses. At December 31, 2001, UK LLC is owned 70% by Power V and 30% by the Fund. Prior to October 16, 2001, UK LLC owned 100% of the outstanding shares of UK LTD which had acquired 10 UK Projects.

         On October 16, 2001, UK LTD issued additional shares as part of a transaction (the "UK Merger") to acquire various landfill gas projects in operation and under development, the assets of a company managing the UK Projects and the assets of a company developing landfill gas projects. All of the assets acquired were part of an affiliated group of companies that had developed and operated the first 10 UK Projects. Subsequent to the UK Merger, UK LTD changed its name to CLPE Holdings Limited. As a result of the UK Merger, UK LLC's ownership interest in UK LTD decreased from 100% to 76.3%.

         Certain shareholders of UK LTD are attempting to renovate certain older projects in the United Kingdom. Under the terms of the UK Merger agreement, if they are successful in renovating these projects and the projects meet certain performance tests, UK LTD will be obligated to acquire the renovated projects in exchange for the issuance of additional shares. The number of shares to be issued is dependent on the projected financial performance of the renovated projects. If UK LTD issues the maximum number of shares to acquire the renovated projects, UK LLC's ownership of UK LTD would fall from 76.3% to 63.5%

         Under the terms of the merger, certain directors and employees of UK LTD have the option to acquire shares in UK LTD. The price to exercise the options is equal to the share price of UK LTD at the time of the merger. If all the options were exercised, UK LTD would receive approximately $2.9 million from the exercise of the options and UK LLC's ownership of UK LTD would fall from 76.3% to 67.2%. If all the options were exercised and UK LTD issues the maximum number of shares to acquire the renovated projects, UK LLC's ownership of UK LTD would fall to 57.0%.

         UK LTD now owns 13 UK projects with a capacity of 23 megawatts. 14 additional projects are under development. The Trust has invested $16.7 million in UK LTD and the Growth Fund has invested $5.8 million. In addition to equity financing, the remaining portion of the purchase price for the UK Projects was furnished under a credit facility provided to UK LTD by The Bank of Scotland, which has an outstanding balance of $14.5 million at December 31, 2001.

         The UK LTD sells all of the electricity it produces to quasi-autonomous non-governmental organizations that purchase electricity generated by renewable sources (such as landfill gas power plants) on behalf of all British utilities in order to meet British environmental protection goals. The electricity prices are increased annually by a factor equal to the percentage increase in the United Kingdom Retail Price Index. Prior to the UK Merger, an affiliate of the developers of the UK Projects provided day-to-day maintenance and administrative services under subcontract for a flat fee per kilowatt-hour. As part of the UK Merger, UK LTD acquired the net assets of the company which was providing the maintenance and administrative services. UK LTD is now responsible for its own operating expenses which include development and administrative, operation, labor and maintenance activities for all of its UK Projects.

         In addition to the plants located throughout Great Britain, UK LTD has a 50% ownership interest in CLP Organogas SL ("Organogas"), a 2 megawatt plant located in Seville, Spain. UK LTD obtained its interest in Organogas, as well as a 50% interest in CLP Envirogas, SL, a management and development service company also located in Seville, Spain, as part of the UK Merger.


              In late 1998, the Fund and Power V began investigating Egyptian opportunities. The two Trusts organized Ridgewood Near East Holdings, LLC, a New Jersey limited liability company ("Holdings") as a holding company for their Egyptian investments. In 2001, the Egypt Fund became a member of Holdings. The three Trusts to date have contributed approximately $39.1 million to Holdings. Each Trust owns equity in Holdings in proportion to the capital it has contributed, net of distributions and allocated profits and losses. Holdings, in turn, owns all of the equity in the Egyptian operating subsidiaries, including Ridgewood Egypt For Infrastructure LTD ("REI"), which is the entity through which Egyptian investments are made. REI has developed projects to supply electricity and potable water to the tourist industry on the Red Sea in Egypt.

         REI has 18 water plants constructed or under development, with a total capacity of 21,200 cubic meters per day of potable water production (one cubic meter equals 264.2 U.S. gallons) and 6 electric generation plants constructed or under development with a total capacity of 23,400 kilowatts.

     REI's projects generally sell their electricity and drinking water output under contracts governed by Egyptian law. There is no formal regulatory authority that reviews those prices or which has authority to set them. Long-term electricity and water contracts generally include an annual price escalation clause as well as a fuel price adjustment clause to insulate REI from fuel price increases. Most contracts are denominated in Egyptian pounds. Although the buyer is therefore allowed to pay in local currency, those long-term contracts generally contain a currency adjustment clause that is intended to keep REI whole if the Egyptian currency depreciates against the U.S. dollar. Most contracts contain minimum annual purchase requirements. Where REI supplies the electricity to the customer, REI also provides the electricity for the water desalination equipment and includes that electricity cost in the amount billed for water. Otherwise, the customer has the responsibility for providing electric power and bears the risk of electricity price changes. REI produces electric power with diesel engine driven generators only. Although Egypt is a producer of natural gas, the isolated tourist areas where the Egyptian Projects are located do not have natural gas available in required quantities. Diesel fuel is readily available throughout Egypt and is supplied at a fixed price through government agencies. Diesel engine driven generators are a well-proven technology over eighty years old. There are many qualified suppliers throughout the world. All of REI's water desalination plants employ reverse osmosis equipment ("R/O"). This is a process where seawater or brackish water (water with less salt than seawater but which is not drinkable or palatable) is pumped at high pressure (1,000 pounds per square inch) through thin, porous membranes. The pressurized water passes through but the salt and other large molecules remain behind and thus are separated from the purified water. This process has been in existence for over thirty years and is widely used throughout the world. There are many suppliers of the R/O equipment and the membranes. REI primarily purchases R/O equipment from a U.S. company named Waterlink, because it believes Waterlink offers the best combination of price, service and quality. However the REI is not dependent on Waterlink and can build plants using other manufacturers' equipment.

     REI's operating expenses, which are charged against the Egyptian Projects' cash flow, include, development and administrative, operation and maintenance activities for all of its Egyptian Projects. Electric generation costs that are dependent on production volume include diesel fuel, consumables, maintenance and major repairs. All of REI's electricity sales contracts provide for a 100% cost pass-through as the price of diesel fuel changes.

     As a result of the September 11, 2001 terrorist attacks against the United States, tourism in Egypt plummeted. Despite the continued violence in the Middle East and the continued volatility of the region, recently the number of bookings at the resorts serves by REI have increased, although they are still less than normal or expected. The Trust anticipates that the effects of the September 11th attacks and the current unrest in the Middle East will have a short-term effect on Egyptian tourism.


          (iii) ZAP The Fund invested $2,050,000 in Ridgewood ZAP, LLC ("Ridgewood ZAP") in March 1999 as a holding company for its investments in ZAP (formerly ZAPWorld.COM, Inc. and ZAP Power Systems, Inc.). ZAP is headquartered in Sebastopol, California, north of San Francisco. ZAP designs, assembles, manufactures and distributes electric bicycle power kits, electric bicycles and tricycles, electric scooters, and other electric transportation vehicles. ZAP's common stock is quoted on the OTC Bulletin Board under the symbol "ZAPPQ." ZAP produces electric scooters, electric bicycles, electric motorcycles and other products which are imported or are manufactured by the ZAP using parts manufactured by various subcontractors. Further information on ZAP is contained in its Annual Report on Form 10-KSB and Quarterly Reports on Form 10-QSB, filed with the Securities and Exchange Commission. On March 30, 1999, Ridgewood ZAP purchased 678,808 shares of ZAP's common stock for a total purchase price of $2,050,000 ($3.02 per share) in a private placement.

     As part of the transaction, Ridgewood ZAP was granted a warrant to purchase additional shares of Common Stock of ZAP, which was exercised in June 1999 after the Fund contributed to Ridgewood ZAP the $2,000,000 necessary to do so. The total exercise price under the warrant was $2,000,000 and the exercise price per share was 85% of the average daily closing price of the Common Stock over the 20 day period prior to the date of exercise, but not more than $4.50 per share and not less than $3.50 per share. Ridgewood ZAP acquired 571,249 shares of ZAP Common Stock on exercise.

     Ridgewood ZAP and ZAP entered into four agreements as of March 30, 1999: a Stock and Warrant Purchase Agreement, a Common Stock Purchase Warrant, a letter agreement regarding exercise of the warrant and an Investor's Rights Agreement. The Stock and Warrant Purchase Agreement provided for the purchase of the Common Stock and the issuance of the warrant and contained conventional representations and warranties by the parties. The warrant and the letter agreement contained the warrant provisions described above.

         In the beginning of the third quarter of 2001, the Fund entered into an agreement with ZAP which resulted in the Fund selling its ZAP shares to ZAP and certain of its shareholders. In exchange for the returned shares, the Fund received a $1,500,000 interest bearing promissory note. The note calls for installment payments to be made to the Fund until its maturity in 2003. The Fund has received no payments on the note.

          On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court in Santa Rosa, California.

         Effective in the fourth quarter of 2001, the Fund wrote down its entire investment in ZAP to zero.


          In 1999, Mr. Swanson purchased a franchise to distribute ZAP's products in the eastern portion of Long Island, New York. See Item 12 -- Certain Relationships and Related Transactions for additional information.


 (iv) Synergics, Inc. Acquisition

        Beginning in late 1999, the Managing Shareholder of the Fund, began negotiations to buy nine existing hydroelectric generating plants from Synergics, Inc. ("Synergics"). In the course of negotiations and due diligence, the Managing Shareholder learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment was made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Fund and Power V, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The debt remains in default, but the joint venture is not exercising its remedies against Synergics or the Synergics subsidiaries pending the proposed acquisition described below. The Trust supplied $5 million of the capital used by the joint venture to acquire the debt and the Growth Fund supplied the remaining $12 million. The Trust and the Growth Fund will own the joint venture in proportion to the capital each supplies and neither will have preferred rights over the other.

          The joint venture intends to acquire the Synergics hydroelectric generation business by forgiving the $17 million of outstanding debt and accrued interest of $1,876,960, and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets. In addition, there is approximately $8 million of debt owed to Fleet Bank, N.A. Depending upon the ultimate structure of the transaction, the Fleet debt will either be discharged (if an asset purchase transaction) or left intact (if a stock purchase transaction). The structuring and closing of the acquisition will be finalized after a review of certain financial, contractual and tax considerations. Until the acquisition closes, Synergics has agreed to retain all working capital for the account of the joint venture and to allow the joint venture to approve all operational decisions and expenditures. Synergics is cooperating closely with the joint venture in making operational decisions. However, although the joint venture currently intends to acquire the Synergics hydroelectric generation business as promptly as possible, neither the joint venture nor the Trust and the Growth Fund are obligated to acquire Synergics or any of its assets. The president of Synergics agreed to vote the stock of Synergics, Inc. beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Trust and the Growth Fund that materially complies with the provisions outlined above.


 (v)Mediterranean Fiber Optic Project

         In September 1999, the Fund and Power V organized Ridgewood MedFiber LLC and each of them contributed $1.5 million to the joint venture on equal terms. Ridgewood MedFiber then invested the $3 million in a 25% equity interest in Global Fiber Group, a developer that was exploring a proposal to construct a 3,600 kilometer (2,200 mile) long underwater fiber optic cable among Spain, Southern France and Italy via the Mediterranean Sea. In February 2000 the original management, which had been unable to obtain additional equity financing for the Project, agreed to withdraw from the venture. Ridgewood MedFiber was unable to find other equity investors for the venture and the venture ceased activity in the second quarter of 2000. Accordingly, the Trust wrote off its entire investment in the Project effective March 31, 2000.

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

(4) Trends in the Independent Power and Other Industries

         (i)Foreign Opportunities

The electricity markets in the United Kingdom were fully deregulated several years before deregulation began in the U.S. Accordingly, the Trust, through UK LTD, has invested in a niche area, landfill gas power plants. Several of the Other Power Trusts own interests in two large landfill gas power plants in Rhode Island and California and the technology and business are familiar to Ridgewood Power. Further, because of the ecological benefits of landfill gas power plants, the U.K. government has required utilities to enter into 15 year Power Contracts at premium prices, through the Non-Fossil Fuels Purchasing Agency. The UK Landfill Projects enjoy a status similar to QFs in the U.S. with long-term Power Contracts. They enjoy a guaranteed price and market for their output and are not subject to price fluctuations for their fuel. The major business risks and considerations are keeping operating costs at a minimum through good design, preventative maintenance and attention to fuel quality, governmental policy changes and exchange rate fluctuations affecting the pound-denominated revenues from the Projects. Thus the Trust believes that these investments in a stable Western European country with a guaranteed market for the output have the potential for long-term, stable income. Ridgewood Power is investigating hedging and other strategies to reduce exchange rate risk when cash flows from the UK Gas Projects become large enough to make these strategies practical.

         The Egyptian projects are substantially riskier. Generally, these Projects are being developed at remote resort hotel sites on the Red Sea, which are distant from other electric and water sources. REI is developing the Projects itself using local engineering personnel and contractors.

          Environmental, construction, legal, and labor requirements are often unclear and can change unpredictably at any time and without warning. REI may find it difficult to enforce contracts and other legal obligations against local suppliers or customers. There are no backup facilities to provide electricity or water if the Projects fail or are unusable for any period of time. Specifications for Projects have changed suddenly and unpredictably and in some cases it has been necessary for REI to construct additional infrastructure. Cultural, language and political differences between Egypt and the U.S. may impair communication with personnel, cause errors and possibly cause hostile action against the Projects by employees, residents or governmental agencies. There have been occasional terrorist incidents in Egypt directed against Western tourists and tourist facilities. In addition, terrorist attacks such as those against the United States on September 11, 2001, although far removed from Egypt, can have a devastating effect on tourism. Further such incidents might deter tourism and make the host hotel resorts unprofitable or might even be directed against the Egyptian Projects or their personnel.

      The Projects burn light fuel oil in diesel engines, which is brought in by tanker truck. Supply interruptions, oil spills or fires are possible. Although the Projects are exposed to world oil price variations, this risk is mitigated because many of the Power Contracts contain price adjustments tied to fuel oil prices that should substantially transfer the risk to the customers.

      The customers of most of the Egyptian Projects are single hotels. It is possible that adverse events in the tourist industry, such as labor disputes, airline problems, shortages of personnel, changes in customer taste, environmental problems, overbuilding and international political or cultural developments could depress tourist trade to the point that the hotels would be unable to pay. Other risks include currency conversion and repatriation risks, exchange rate fluctuations, taxation disputes, international hostilities, arbitrary governmental action, religious tensions, anti-foreign sentiments and legal changes.

(5)  Competition

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

          The UK Projects sell their output to a government agency and are not subject to competition. Currently, the Egyptian Projects are located in remote coastal areas that are not linked to the national electric power network and thus are not subject to substantial competition for providing electricity. The water Projects do not face substantial competition except from trucked-in water. This also means that there is no substantial backup for the Projects if they cannot operate for any reason. It is possible that in future years the national network may extend to some or all of the Project sites, in which case there might be competition.

 (6)  Regulatory Matters.

         United States Regulation.

         (i) Energy Regulation.

         The Projects located in the United States are Independent Power Projects that are subject to a variety of law, including: (A) PURPA, which, pursuant to regulations issued FERC, provide incentives for the development of QFs and generally provides an exemption from the provisions of the Public Utility Holding Company Act of 1935, as amended (the "Holding Company Act"), the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, state laws regarding rate or financial regulation. (B) The Federal Power Act, which gives FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. While QFs under PURPA are exempt from the rate-making and certain other provisions of the FPA, non-Qualifying Facilities are subject to the FPA and to FERC rate-making jurisdiction. If any of the Trust's electric power Projects failed to be a QF, it would have to comply with the FPA, unless it filed for exempt-wholesale generator status under the Energy Policy Act. (C) State Regulation. State public utility regulatory commissions have broad jurisdiction over Independent Power Projects which are not QFs under PURPA, and which are considered public utilities in many states. In states where the wholesale or retail electricity market remains regulated, projects that are not QFs may be subject to state requirements to obtain certificates of public convenience and necessity to construct a facility and could have their organizational, accounting, financial and other corporate matters regulated on an ongoing basis.

         (ii)Environmental Regulation.

         The construction and operation of projects and the exploitation of natural resource properties are subject to extensive federal, state and local laws and regulations adopted for the protection of human health and the environment and to regulate land use. The laws and regulations applicable to the Trust and Projects in which it invests primarily involve the discharge of emissions into the water and air and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a project and can be time-consuming and difficult. Each project requires technology and facilities that comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting the requirements of each jurisdiction with authority over a project may require extensive modifications to existing projects.

         Foreign Regulation

(i)      UK

          The UK Projects operate under long-term contracts with the Non-Fossil Fuels Purchasing Agency, a quasi-governmental agency. They enjoy a guaranteed price and market for their output and are not subject to price fluctuations for their fuel. The UK Projects are relatively unaffected by developments in the United Kingdom electricity markets, which included the introduction in 2001 of the New Electricity Trading Arrangements ("NETA"). NETA replaced the Electricity Pool with a competitive wholesale energy market. This has resulted in a reduction of around 40% in the wholesale electricity price. Whilst NETA has not impacted the income stream for the UK Projects, it has caused problems for small generators. The industry regulator, OFGEM, is looking at resolving these issues.

(ii)     Egypt


          Environmental, construction, legal, and labor requirements are often unclear and can change unpredictably at any time and without warning. There is no single regulatory agency with authority over water desalinization and electric plants located at remote hotels.

          (d) Financial Information about Foreign and Domestic Operations and Export Sales.

              For 2001 and 2000, all revenues from customers not affiliated with the Fund were from Egypt. The financial statements of the UK Projects and ZAP are not consolidated with those of the Trust and, accordingly, their revenues are not considered to be operating revenues. As of and for the year ended December 31, 2001, income (loss) from sources inside and outside the United States and asset locations were as follows:

Geographic Location        Income (loss)             Assets

United States              $(2,888,762)          $ 14,964,742

United Kingdom                (164,559)             5,500,719

Egypt                           15,910             29,473,012

 (e)  Employees.

          The Fund has no employees. The persons described below at Item 10 - Directors and Executive Officers of the Registrant serve as executive officers of the Fund and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Fund business.

          REI has approximately 85 employees located in Egypt. UK LTD has approximately 41 employees located in the United Kingdom.

Item 2.  Properties.

     Pursuant to the Management Agreement between the Fund and the Managing Shareholder (described at Item 10(c)), Ridgewood Power provides the Fund with office space at the Managing Shareholder's principal offices at The Ridgewood Commons, 947 Linwood Avenue, Ridgewood, New Jersey 07450.

     The following table shows the material properties (relating to Projects) owned or leased by the Fund's subsidiaries.


                                                    Approximate
                                                       Square
                 Ownership     Ground  Approximate   Footage of   Description
                 Interests      Lease    Acreage      Project          of
Projects Location  in Land   Expiration of Land      (Actual         Project
                                                  o  r Projected)

UK Projects 13sites   Leased or  2014-  less than   n/a         Landfill gas
            in England, licensed    2015    10 acres               fueled gene-
            Scotland and  by UK LTD*                              ration plants
            Spain

Egypt       26 sites     Leased      n/a  less than      n/a      Electric gen-
 Projects   in Egypt      by REI**          10 acres                 erating or
                                                                   water desali-
                                                                   nation facil-
                                                                            ties

* Joint venture owned by the Fund and Power V.
** Joint venture owned by the Fund, Power V and Egypt Fund.

          The Fund believes that these properties are currently adequate for current operations at those sites.

Item 3.  Legal Proceedings.

         There are no material legal proceedings involving the Fund.

Item 4.  Submission of Matters to a Vote of Security Holders.

         On November 5, 2001, the Fund sent to Investors a "Notice of Solicitation of Consents" in which the Fund sought the Investor's consent to amend the Declaration to, among other things, eliminate provisions that require the Trust to have an independent review panel, whose purpose was to review certain affiliated transactions. The Consents were tabulated at the close of business on December 18, 2001. A total of 658.1067 Investor Shares were outstanding and entitled to be voted. Based on such tabulation, a majority of Investor Shares consented to such withdrawal and amendments.

PART II

Item 5.  Market for Registrant's Common Stockholder Matters.

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

Investor Shares are restricted as to transferability under the Declaration. In addition, under federal laws regulating securities the Investor Shares have restrictions on transferability when persons in a control relationship with the Trust hold the Investor Shares. Investors wishing to transfer Shares should also consider the applicability of state securities laws. The Investor Shares have not been and are not expected to be registered under the Securities Act of 1933, as amended (the "1933 Act"), or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Trust believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act.

         The Managing Shareholder has investigated the possibility and feasibility of a combination of the six Trusts and the Egypt Fund into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations, complying with requirements of the Securities and Exchange Commission, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs. After conducting investigations during 2001, the Managing Shareholder concluded, and informed the Investors, that given current market conditions caused by, among other things, the general U.S. economic down turn, the September 11th terrorist attacks, the Enron bankruptcy and general volatility in the independent power business, it is preferable to delay significant expenditures pursuing any such combination until market conditions, as described above, improve.

(b)  Holders

     As of the date of this Annual Report on Form 10-K, there are 1,187 record holders of Investor Shares.


(c)  Dividends


     The Fund made distributions as follows for the years ended December 31, 2001 and 2000:


                                          Year ended December 31,
                                             2001          2000
Total distributions
to Investors                                   --       $3,465,001

Distributions per
Investor Share                                 --            5,265

Distributions to
Managing
Shareholder                                    --           35,000


          The Managing Shareholder discontinued quarterly distributions effective January 1, 2001. The Fund's decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Fund and retention of reasonable reserves as determined by the Fund to cover its anticipated expenses. See Item 7, Management's Discussion and Analysis.

          Occasionally, distributions may include funds derived from the release of cash from operating or debt services reserves. Further, the Declaration authorizes distributions to be made from cash flows rather than income, or from cash reserves in some instances. For purposes of generally accepted accounting principles, amounts of distributions in excess of accounting income may be considered to be capital in nature. Investors should be aware that the Fund is organized to return net cash flow rather than accounting income to Investors.
Item 6.  Selected
Financial Data.

     The following data is qualified in its entirety by the financial statements presented elsewhere in this Annual Report on Form 10-K.



                                                             As of and for the
                                                        Period from Commencement
                                                             of Share Offering
                                                             (February 9, 1998)
 As of and for the Years Ended December 31,                        through

                         2001            2000         1999        December 1998

Sales             $4,237,676         $2,180,231      $    --       $     --
Net loss          (3,037,411)        (1,909,206)     (980,540)        (851,745)
Net assets
(shareholders'
  equity)         39,313,776          46,091,190    45,657,426       24,354,681
Investments in
 Plant and
 Equipment (net
 of depreciation) 25,961,010          21,321,104           --               --
Total assets      48,835,302          53,174,689    45,881,708       25,733,430
Per Share of Trust:
  Revenues             6,439               3,313           --                --
  Net loss            (4,615)             (2,901)       (1,741)          (2,869)
  Net asset value     59,738              70,186        81,074           82,035
Distributions to
 Investors                --               5,265         1,642               --
                                                           (F1)

(F1) Average. Distributions varied based on number of shares and payment of Early Investor Incentive.

Item 7.   Management's Discussion and Analysis of Financial Condition and
   Results   of Operations.

Introduction

The following discussion and analysis should be read in conjunction with the Fund's financial statements and the notes thereto presented below. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

The Fund uses the equity method of accounting for its investments in ZAP and the Mediterranean Fiber Optic Project/GFG. The Fund's investment in the Synergics Hydro projects is in the form of a note receivable and, accordingly, the Fund's earnings are in the form of interest income.

          The Fund and Power V also purchased a note receivable from Synergics, Inc. ("Synergics") for approximately $17 million. The joint venture intends to acquire nine hydroelectric dams owned by Synergics by forgiving the $17 million of outstanding debt and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics's tax liabilities that might be incurred as a result of the sale of its assets. Through December 31, 1999, the Fund used the equity method of accounting for its investment in the Egypt Projects. Beginning in the first quarter of 2000, the Fund made additional investments and acquired majority ownership of the Egypt Projects. As a result, effective January 1, 2000, the Fund has consolidated the financial position and results of operations. All the Fund's consolidated revenue and cost of sales relate to the Egypt Projects.

Outlook

         In Egypt, the Fund, Power V and Egypt Fund have constructed or are developing 18 water desalination plants and 6 electric generation plants. When development is complete, which is expected to occur in the second quarter of 2002, the total capacity of the water and power plants is expected to be approximately 5,600,000 U.S. gallons per day and 23.4 megawatts, respectively. Each plant has a contract with a hotel or group of hotels for the sale of the water or electricity produced from the plant. These contracts have terms of up to thirty years.

          The Fund, through a United Kindgdom subsidiary, has purchased thirteen landfill gas fired plants in the United Kingdom with a capacity of 23 megawatts. The Trust has a net ownership interest of 23% in the subsidiary. The plants sell the electricity to a quasi-autonomous non-governmental organization at an inflation adjusted price for 15 years. The subsidiary is developing 14 additional projects in the United Kingdom.

            The Fund and Power V also purchased a note receivable from Synergics for approximately $17 million. The joint venture intends to acquire nine hydroelectric dams owned by Synergics by forgiving the $17 million of outstanding debt and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets. The president of Synergics agreed to vote the stock of Synergics beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Fund and Power V that materially complies with the provisions outlined above.

Significant Accounting Policies

          The Fund's plant and equipment is recorded at cost and is depreciated over its estimated useful life. The estimated useful lives of the Fund's plant and equipment range from 5 to 15 years. A significant decrease in the estimated useful life of a material amount of plant and equipment could have a material adverse impact on the Fund's operating results in the period in which the estimate is revised and subsequent periods. The Fund evaluates the impairment of its long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the assets. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on the Fund's operating results and financial condition.

Results of Operations The year ended December 31, 2001 compared to the year ended December 31, 2000.

         General and administrative expenses increased $899,000, or 144%, to $1,524,000 in 2001 from $625,000 in 2000. The increase reflects additional costs related to the Egyptian Projects, which had a larger number of projects in operation in 2001 compared to 2000.

         The management fee paid to the Managing Shareholder increased $548,000, or 50%, to $1,645,000 in 2001 from $1,097,000 in 2000. The increase reflects that the Fund was charged for a full year of management fees in 2001 whereas in 2000 the management fee commenced in April 2000 when the Fund's offering ended.

          The investment fee declined from $200,000 in 2000 to zero in 2001 reflecting the end of the Fund's offering in April 2000.

          The Fund's loss from operations increased by $521,000, or 31%, to $2,188,000 in 2001 from $1,667,000 in 2000. The increase reflects the higher general and administrative charges and increased management fee in 2001, partially offset by the increased gross profit from the Egyptian Projects.

          The Fund recorded interest income from the note related to the Synergics Projects of $994,000 in 2001, an increase of $111,000 or 13%, from the $883,000 recorded in 2000. The Fund acquired the note in April 2000.

         Interest income, excluding interest related to the Synergics Projects note, decreased by $1,413,000 or 82% to $306,000 in 2001 from $1,719,000 in 2000 reflecting lower average cash balances on hand as the Fund completed its investment program.

         The Fund's equity loss from its investment in ZAP decreased by $523,000, or 39%, from $1,341,000 in 2000 to $818,000 in 2001 primarily as a result of the Fund's writedown of ZAP in the fourth quarter of 2001. In the fourth quarter of 2001, the Fund recorded a loss of $1,282,000 relating to the write down of its investment in ZAP. In 2000, the Fund recorded a loss of $1,448,000 relating to the write down of its investment in GFG.

         Other income of $198,000 in 2001 relates to foreign exchange gains from the Egyptian Projects, partially offset by the costs incurred in issuing the "Notice of Solicitation of Consents."

         The Fund recorded an equity loss in 2001 from its investment in the UK Projects of $165,000.

         The Fund's net loss increased $1,128,000 or 59% from a loss of $1,909,000 in 2000 to $3,037,000 in 2001, primarily reflecting lower income from operations and lower interest income in 2001.

The year ended December 31, 2000 compared to the year ended December 31, 1999.

          Total revenues and cost of sales of $2,180,000 and $1,925,000, respectively, in 2000 were generated by the Egyptian Projects. As indicated above, prior to 2000 the results of operations of the Egyptian Projects were accounted for using the equity method of accounting. As a result, the Fund did not report any revenues or cost of sales in 2000.

         General and administrative expenses increase by $512,000 from $113,000 in 2000 to $625,000, reflecting costs associated with the Egyptian Projects. As indicated above, prior to 2000 the results of operations of the Egyptian Projects were accounted for using the equity method of accounting. As a result, the Fund's reported general and administrative expenses did not reflect such costs.

         In 1999, the Fund incurred $868,000 of due diligence expenses relating to potential acquisitions that were abandoned.

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

         The Fund recorded a loss of $1,342,000 from ZAP in 2000 compared to a loss of $640,000 in 1999, an increase of $701,000 or 110%. The increase in the loss was due to increased operating expenses relating to ZAP's expansion in 2000 compared to 1999.

         The Fund recorded a loss of $198,000 in 1999 related to its investment in the Egypt projects. In 1999, all projects in Egypt were in the development stage whereas in 2000, the majority of these projects were in operation.

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

         The Fund's net loss increased $928,000 or 95% from a loss of $981,000 in 1999 to $1,909,000 in 2000, primarily as a result of the charge of $1,448,000 related to the writedown of GFG.

Liquidity and Capital Resources

In 2001 and 2000, the Fund's operating activities used cash of $994,000 and $2,934,000, respectively. The increase use was primarily a result of redcuced working capital needs in 2001 compared to 2000.

In 2001, the Fund used $16,924,000 in its investing activities, primarily relating to investments in the UK Projects and the Egypt Projects. In 2000, the Fund used $23,688,000 in its investing activities, primarily caused by the investments in the Egypt Projects and the purchase of the Synergics note.

In 2001, the Fund generated $3,638,000 of cash from financing activities, primarily as a result of contributions to the Egypt Projects by their minority shareholders. In 2000, the Fund generated $6,218,000 of cash from financing activities primarily as a result of shareholder contributions.


Obligations of the Fund are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Fund has not found it necessary to retain a material amount of working capital.

      The UK Projects have collateralized long-term debt, without recourse to the Fund, with scheduled principal payments as follows:

2002           $609,550
2003           7 95,650
2004            864,599
2005            975,520
2006          1,092,435
Thereafter   10,149,979

      The UK Projects' secured long-term debt bears interest at rates tied to LIBOR, which can fluctuate significantly over time. The UK Projects potential annual exposure to a 10% increase in interest rates is estimated to be $58,000 at December 31, 2001.

      The Fund is exposed to foreign currency risk primarily through its investments in the United Kingdom and Egypt.

         The Egyptian Project and UK Projects have certain long-term obligations relating to their sales contracts and property leases. These long-term obligations are not guaranteed by the Fund. The Fund and its subsidiaries anticipate that during 2002 their cash flow from operations will be sufficient to meet their obligations.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

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

          The Fund's consolidated Egyptian Projects' investments in financial instruments are short-term pound denominated obligations of large banks and trade accounts receivable and payable.

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


                                                     December 31, 2001
                                                   Expected Maturity Date
                                                              2002
                                                             (U.S. $)
Bank Deposits and Certificates of  Deposit                 $ 655,000
Average interest rate                                         1.77%

                                                             (U.S. $)
Bank Deposits denominated in
Egyptian Pounds                                             $1,661,000
Average interest rate                                        1.3125%


Item 8.  Financial Statements and Supplementary Data.

Index to Consolidated Financial Statements

Report of Independent Accountants                                      F-2
Consolidated Balance Sheets at December 31, 2001 and 2000              F-3
Consolidated Statements of Operations for the three years
  ended December 31, 2001                                              F-4
Consolidated Statements of Comprehensive Loss
  for the three years ended December 31, 2001                          F-4
Consolidated Statements of Changes in Shareholders'
  Equity for the three years ended December 31, 2001                   F-5
Consolidated Statements of Cash Flows for the three
  years ended December 31,2001                                         F-6
Notes to Consolidated Financial Statements                          F-7 to F-10

   All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          Neither the Fund nor the Managing Shareholders have had an independent accountant resign or decline to continue providing services since their respective inceptions and neither has dismissed an independent accountant during that period. During that period of time no new independent accountant has been engaged by the Fund or the Managing Shareholder, and the Managing Shareholder's current accountants, PricewaterhouseCoopers LLP, have been engaged by the Fund.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a)      General.

          As Managing Shareholder of the Fund, Ridgewood Power has direct and exclusive discretion in management and control of the affairs of the Fund. A Managing Shareholder will be entitled to resign as Managing Shareholder of the Fund only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or
(ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

          The purpose for having two managing shareholders, Ridgewood Power and Power VI, was to have continuity of management. When the Fund was organized, Ridgewood Power was considering that it might cause Power I through Power V to combine into a publicly traded business. That process might require Ridgewood Power to be a part of the combination, and management fees paid by the Fund to the managing shareholder might pass to Power I through Power V in a way that might benefit the shareholders of Power I through Power V while leaving fewer resources for the managers of the Fund. Therefore, when it organized the Fund, Ridgewood Power created Power VI's predecessor as a stand-in entity that could replace Ridgewood Power. However, it currently seems unlikely that it will be necessary to activate Power VI as a managing shareholder, if a combination were to occur.

Accordingly, Power VI is being maintained as a shell company and all of its rights and duties have been assigned to Ridgewood Power.


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

    At the same time, Ridgewood Power VI Corporation, which was the other Managing Shareholder, was merged into Ridgewood Power VI LLC, a New Jersey limited liability company designated as Power VI in this Annual Report. Power VI was also newly organized and has no business other than being the successor to the dormant Ridgewood Power VI Corporation.

          Robert E. Swanson has been the President, sole director and sole stockholder of Ridgewood Power Corporation since its inception in February 1991 and is now the controlling member, sole manager and President of the Managing Shareholder. All of the equity in the Managing Shareholder is owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

     Ridgewood Power has also organized the Other Power Trusts as Delaware business trusts to participate in the independent power industry.
Ridgewood Power LLC is now also their Managing Shareholder. The business objectives of these trusts are similar to those of the Fund.

          A number of other companies are affiliates of Mr. Swanson and Ridgewood Power. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company

     The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which has organized and operated 48 limited partnership funds and one business trust over the last 17 years (of which 25 have terminated) and which had total capital contributions in excess of $190 million. The programs operated by Ridgewood Energy have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities Corporation ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the six trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of six privately offered venture capital funds (the Ridgewood Capital Venture Partners, Ridgewood Capital Venture Partners II and Ridgewood Capital Venture Funds III programs), and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

          Set forth below is certain information concerning Mr. Swanson and other executive officers of the Managing Shareholder.

         Robert E. Swanson, age 55, has also served as President of the Fund since its inception in 1991 and as President of RPM, the Other Power Trusts since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I II, II and IV ("Ridgewood Venture Funds") venture capital funds. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

          Robert L. Gold, age 43, has served as Executive Vice President of the Managing Shareholder, RPM, the Fund, and the Other Power Trusts since their respective inceptions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Partners Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through
September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.
         Martin V. Quinn, age 54, has been the Executive Vice President and Chief Operating Officer of the Managing Shareholder, RPM, the Fund, and the Other Power Trusts since April 2000. Before that, he had assumed the duties of Chief Financial Officer of Ridgewood Power in November 1996 under a consulting arrangement. In April 1997, he became a Senior Vice President and Chief Financial Officer of Ridgewood Power and the Fund.

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

          Daniel V. Gulino, age 41, has been Senior Vice President and General Counsel of the Managing Shareholder, RPM., The Fund and Other Power Trusts since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, Inc. and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

     Christopher I. Naunton, 37, has been the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Fund and Other Power Trusts since April 2000. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and a Bachelor of Science degree in Business Administration from Bucknell University (1986).

          Mary Lou Olin, age 48, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Fund, Other Power Trusts since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

(c)  Management Agreement.

     The Fund has entered into a Management Agreement with the Managing Shareholder detailing how the Managing Shareholder will render management, administrative and investment advisory services to the Fund under the terms of the Declaration. Specifically, the Managing Shareholder will perform (or arrange for the performance of) the management and administrative services required for the operation of the Fund. Among other services, they will administer the accounts and handle relations with the Investors, provide the Fund with office space, equipment and facilities and other services necessary for its operation and conduct the Fund's relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required. The Managing Shareholder will also be responsible for making investment and divestment.

       The Managing Shareholder will be obligated to pay the compensation of the personnel and all administrative and service expenses necessary to perform the foregoing obligations. The Fund will pay all other expenses of the Fund, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for Investors and the Commission, postage for Fund mailings, Commission fees, interest, taxes, legal, accounting and consulting fees, litigation expenses, expenses of operating Projects and costs incurred by the Managing Shareholder in so doing and other expenses properly payable by the Fund. The Fund will reimburse the Managing Shareholder for all such Fund and other expenses paid by it.

          The responsibilities of the Managing Shareholder and the fees and reimbursements of expenses it is entitled to are set out in the Declaration. Each Investor consented to the terms and conditions of the Declaration by subscribing to acquire Investor Shares in the Fund.

     The Fund has relied and will continue to rely on the Managing Shareholder and engineering, legal, investment banking and other professional consultants (as needed) and to monitor and report to the Fund concerning the operations of Projects in which it invests, to review proposals for additional development or financing, and to represent the Fund's interests. The Fund will rely on such persons to review proposals to sell its interests in Projects in the future.

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

         (e) Corporate Trustee

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

 (i)  RPM.

     RPM is controlled by Robert E. Swanson and owned by him and his family trusts. For U.S. Projects for which the Fund decides to take operating responsibility itself, the Fund will cause the Fund's subsidiary that owns the Project to enter into an "Operation Agreement" under which RPM, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Project. RPM will charge the Fund at its cost for these services and for the Fund's allocable amount of certain overhead items. RPM shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPM, the Managing Shareholder may, but is not required to, charge RPM at cost for the allocated amounts and such allocated amounts will be borne by the Fund and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

     The Managing Shareholder does not charge RPM for the full amount of rent, utility supplies and office expenses allocable to RPM. As a result, RPM's charges for its services to the Fund are likely to be materially less than its economic costs and the costs of engaging comparable third persons as managers. RPM will not receive any compensation in excess of its costs.

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

     The Operation Agreements will not have a fixed term and will be terminable by RPM, by the Managing Shareholder or by vote of a majority in interest of Investors, on 60 days' prior notice. The Operation Agreements may be amended by agreement of the Managing Shareholder and RPM; however, no amendment that materially increases the obligations of the Fund or that materially decreases the obligations of RPM shall become effective until at least 45 days after notice of the amendment, together with the text thereof, has been given to all Investors.

          The executive officers of RPM the same as those for the Managing Shareholder.

(j)  Section 16(a)Beneficial Ownership Reporting Compliance

     All individuals subject to the requirements of Section 16(a) have complied with those reporting requirements during 2001.


Item 11.  Executive Compensation.

          The Managing Shareholder compensates its officers without additional payments by the Fund. The Fund will reimburse RPM at cost for services provided by RPM's employees.

Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13 - Certain Relationships and Related Transactions.

Ridgewood Holding, the Corporate Trustee of the Fund, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Fund expenses incurred by it, which are properly reimbursable under the Declaration.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The Fund sold 658.1067 Investor Shares (approximately $65.8 million of gross proceeds) of beneficial interest in the Fund pursuant to a private placement offering under Rule 506 of Regulation D under the Securities Act. The offering closed in April 2000. Further details concerning the offering are set forth above at Item 1 -- Business.

          The Managing Shareholder of the Fund, purchased for cash of $83,000 in the offering 1 Investor Share, equal to .2 of 1% of the outstanding Investor Shares. By virtue of its purchase of that Investor Share, Ridgewood Power is entitled to the same ratable interest in the Fund as all other purchasers of Investor Shares. No other executive officers of the Fund acquired Investor Shares in the Fund's offering.

     The Managing Shareholder was issued one Management Share in the Fund representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder (excluding its interest in the Fund attributable to Investor Shares it acquired in the offering). The management rights of the Managing Shareholder are described in further detail above at Item 1 - Business and below in Item 10 - Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Fund and its allocable share of the Fund's net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13 -- Certain Relationships and Related Transactions.

Item 13.  Certain Relationships and Related Transactions.

          The Declaration provides that cash flow of the Fund, less reasonable reserves which the Fund deems necessary to cover anticipated Fund expenses, is to be distributed to the Investors and the Managing Shareholder (collectively, the "Shareholders"), from time to time as the Fund deems appropriate. Prior to Payout (the point at which Investors have received cumulative distributions equal to the amount of their capital contributions), each year all distributions from the Fund, other than distributions of the revenues from dispositions of Fund Property, are to be allocated 99% to the Investors and 1% to the Managing Shareholder until Investors have been distributed during the year an amount equal to 12% of their total capital contributions (a "12% Priority Distribution"), and thereafter all remaining distributions from the Fund during the year, other than distributions of the revenues from dispositions of Fund
Property, are to be allocated 75% to Investors and 25% to the Managing Shareholder. Revenues from dispositions of Fund Property are to be distributed 99% to Investors and 1% to the Managing Shareholder until Payout. In all cases, after Payout, Investors are to be allocated 75% of all distributions and the Managing Shareholder 25%.

     For any fiscal period, the Fund's net profits, if any, other than those derived from dispositions of Fund Property, are allocated 99% to the Investors and 1% to the Managing Shareholder until the profits so allocated offset (1) the aggregate 12% Priority Distribution to all Investors and (2) any net losses from prior periods that had been allocated to the Shareholders. Any remaining net profits, other than those derived from dispositions of Fund Property, are allocated 75% to the Investors and 25% to the Managing Shareholder. If the Fund realizes net losses for the period, the losses are allocated 80% to the Investors and 20% to the Managing Shareholder until the losses so allocated offset any net profits from prior periods allocated to the Shareholders. Any remaining net losses are allocated 99% to the Investors and 1% to the Managing Shareholder.

         Revenues from dispositions of Fund Property are allocated in the same manner as distributions from such dispositions. Amounts allocated to the
Investors   are   apportioned   among  them  in   proportion  to  their  capital
contributions.

          On liquidation of the Fund, the remaining assets of the Fund after discharge of its obligations, including any loans owed by the Fund to the Shareholders, will be distributed, first, 99% to the Investors and the remaining 1% to the Managing Shareholder, until Payout, and any remainder will be distributed to the Shareholders in proportion to their capital accounts.

          In 2001 and 2000, the Fund made distributions to the Managing Shareholder (which is a member of the Board of the Fund) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Fund and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:

Fee           Paid to              2001         2000          1999         1998
Investmentfee Ridgewood
                Power           $  --        $199,500      $560,650    $577,813

Placement
agent fee     Ridgewood
and sales     Securities
commission    Corporation           --          98,950       188,842     304,031

Management     Ridgewood
Fees            Power          1,645,267      1,096,844          --          --


Organizational, Ridgewood
distribution      Power
 and offering
fee                                 --           442,790     1,698,842 1,775,798

Due diligence   Ridgewood
expenses(a)       Power                  --      708,758        868,208       --

(a)      Includes reimbursement forfees and expensesof third parties.

     The investment fee equaled 2% of the proceeds of the offering of Investor Shares and was payable for the Managing Shareholder' services in investigating and evaluating investment opportunities and effecting investment transactions. The placement agent fee (1% of the offering proceeds) and sales commissions were also paid from proceeds of the offering, as was the organizational, distribution and offering fee (5% of offering proceeds) for legal, accounting, consulting, filing, printing, distribution, selling, closing and organization costs of the offering.


          In addition to the foregoing, the Fund reimbursed the Managing Shareholder and RPM at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Fund business and for certain expenses related to management of Projects.

          Mr.Swanson is a director of ZAP. In September 1999, he purchased a franchise to distribute ZAP's products on eastern Long Island, New York and paid $10,000 to ZAP for the franchise.

      Other information in response to this item is reported in response to Item
12. Executive Compensation, which information is incorporated by reference into this Item 13.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) (b) Reports on Form 8-K.

          The Registrant filed a Form 8-K with the Commission on December 20, 2001 reporting the results of the Notice of Solicitation of Consents.

 (c)  Exhibits

      3.A.Certificate of Trust of the Registrant.Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

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

     10.E. Letter agreement re board representation with ZAP Power Systems,Inc. Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

     10.F.Management Agreement between the Fund and Managing Shareholders Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.

     10.G. Key Employees'Incentive Plan. Incorporated by reference to the same
Exhibit in the Registrant's Registration Statement on Form 10.

     10.H.Agreement of Merger between Ridgewood Power Corporation and Ridgewood Power LLC. Incorporated by reference to the same Exhibit in the Registrant's Registration Statement on Form 10.


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

By:/s/ Robert E.Swanson
President                                                April 24, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson
       President                                         April 24, 2002
Robert E. Swanson

By:/s/ Christopher Naunton
        Vice President and Chief Financial Officer        April 24,2002
Christopher Naunton

RIDGEWOOD POWER LLC Managing Shareholder                 April 24, 2002
 By:/s/ Robert E.Swanson
        President
Robert E. Swanson

                                  The Ridgewood Power Growth Fund

                                 Consolidated Financial Statements

                                 December 31, 2001, 2000 and 1999

Report of Independent Accountants


To the Shareholders of
The Ridgewood Power Growth Fund:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of The Ridgewood Power Growth Fund and its subsidiaries (the "Fund") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, NJ
April 2, 2002

  The Ridgewood Power Growth Fund
  Consolidated Balance Sheets

  -----------------------------------------------------------------------------

                                                           December 31,
                                                   -----------------------------
                                                       2001             2000
                                                   ------------    -------------
  Assets:
Cash and cash equivalents ......................   $  1,048,316    $ 15,328,703
Accounts receivable, net of allowance of
 $222,862 and $ 51,540 .........................        597,727         715,563
Due from affiliates ............................        181,832          17,403
Other current assets ...........................        213,106         104,679
                                                   ------------    ------------

        Total current assets ...................      2,040,981      16,166,348

Plant and equipment ............................     21,921,816      17,396,573
Construction in progress .......................      4,527,094       4,231,179
Office equipment ...............................        913,363         238,828
                                                   ------------    ------------

                                                     27,362,273      21,866,580
    Accumulated depreciation ...................     (1,401,263)       (545,476)
                                                   ------------    ------------

Plant and equipment, net .......................     25,961,010      21,321,104
                                                   ------------    ------------


Investment in:
Synergics Projects .............................     14,245,679      13,252,342
ZAP ............................................           --         2,100,284
United Kingdom Landfill Gas Projects ...........      5,500,719         334,611
Sinai Environmental Services ...................      1,086,913            --
                                                   ------------    ------------


       Total assets ............................   $ 48,835,302    $ 53,174,689
                                                   ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses ..........   $    373,868    $    698,367
Due to affiliates ..............................        424,769          86,131
                                                   ------------    ------------

       Total current liabilities ...............        798,637         784,498
                                                   ------------    ------------

Minority interest in the Egypt Projects ........      8,722,889       6,299,001

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (658.1067 investor
 shares issued and outstanding at
  December 31, 2001 and 2000,respectively) .....     39,479,962      46,189,602
Managing shareholders' accumulated deficit
 (1 management share issued and outstanding) ...       (166,186)        (98,412)
                                                   ------------    ------------

      Total shareholders' equity ...............     39,313,776      46,091,190
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 48,835,302    $ 53,174,689
                                                   ------------    ------------





   See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                            For the Year Ended December 31,
                                    ------------------------------------------
                                        2001           2000            1999
                                    -----------    -----------    ------------


Revenues ........................   $ 4,237,676    $ 2,180,231    $      --

Cost of sales, including
 depreciation of $1,025,620
  and $588,119 in 2001 and 2000 .     3,256,555      1,924,932           --
                                    -----------    -----------    -----------

Gross margin ....................       981,121        255,299           --

General and administrative
 expenses .......................     1,523,877        625,514        112,765
Investment fee paid to the
 managing shareholders ..........          --          199,590        560,650
Management fee paid to the
 managing shareholders ..........     1,645,267      1,096,844           --
Project due diligence costs .....          --             --          868,208
                                    -----------    -----------    -----------

  Total other operating expenses      3,169,144      1,921,948      1,541,623
                                    -----------    -----------    -----------


Loss from operation .............    (2,188,023)    (1,666,649)    (1,541,623)

Other income (expense):
Interest income .................       305,746      1,718,371      1,447,920
Interest income from Synergics
 Projects .......................       993,685        883,275           --
Interest expense ................       (29,698)          --             --
Equity interest in loss of:
  ZAP ...........................      (818,043)    (1,341,525)      (639,915)
  United Kingdom Landfill Gas
   Projects .....................      (164,559)          --             --
  Egypt Projects ................          --             --         (197,759)
  GFG ...........................          --          (49,924)       (49,163)
Other income ....................       197,629           --             --
Write down of investment in ZAP .    (1,282,241)          --             --
Write down of investment in GFG .          --       (1,447,746)          --
                                    -----------    -----------    -----------

Other (expense) income, net .....      (797,481)      (237,549)       561,083
                                    -----------    -----------    -----------


Net loss before minority interest    (2,985,504)    (1,904,198)      (980,540)

Minority interest in the earnings
 of the Egypt Projects ..........       (51,907)        (5,008)          --
                                    -----------    -----------    -----------


Net loss ........................   $(3,037,411)   $(1,909,206)   $  (980,540)
                                    -----------    -----------    -----------









    See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Changes in Shareholders' Equity
For The Years Ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------

                                  Subscriptions      Managing
                   Shareholders     Receivable     Shareholders       Total
                   ------------    ------------    ------------    -----------

Shareholders'
 equity,
 January 1,1999
 (296.8815
 investor
 shares and
 1 management
 share) .......... $ 24,388,198    $    (25,000)   $     (8,517)   $ 24,354,681

Capital
 contributions,
 net(266.2785
 investor
 shares) .........   24,055,886        (838,500)           --        23,217,386

Distributions ....     (924,760)           --            (9,341)       (934,101)

Net loss .........     (970,735)           --            (9,805)       (980,540)
                   ------------    ------------    ------------    ------------

Shareholders'
 equity,
 December 31,1999
 (563.16 investor
 shares and 1
 management
 share) ..........   46,548,589        (863,500)        (27,663)     45,657,426

Capital
 contributions,
 net(94.9467
 investor
 shares) .........    6,645,185         863,500            --         7,508,685

Distributions ....   (3,465,001)           --           (35,000)     (3,500,001)

Cumulative
 translation
 adjustment ......   (1,649,057)           --           (16,657)     (1,665,714)

Net loss .........   (1,890,114)           --           (19,092)     (1,909,206)
                   ------------    ------------    ------------    ------------

Shareholders'
 equity,
 December 31,2000
 (658.1067
 investor
 shares and 1
 management share)   46,189,602            --           (98,412)     46,091,190

Cumulative
 translation
 adjustment ......   (3,702,603)           --           (37,400)     (3,740,003)

Net loss .........   (3,007,037)           --           (30,374)     (3,037,411)
                   ------------    ------------    ------------    ------------

Shareholders'
 equity,
 December 31,2001
 (658.1067
 investor
  shares
  and 1
  management
  share) ......... $ 39,479,962    $       --      $   (166,186)   $ 39,313,776
                   ------------    ------------    ------------    ------------

   See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive Loss
--------------------------------------------------------------------------------

                                          For the Year Ended December 31,
                                    -----------------------------------------
                                        2001           2000           1999
                                    -----------    -----------    -----------
Net loss ........................   $(3,037,411)   $(1,909,206)   $  (980,540)

Cumulative translation adjustment    (3,740,003)    (1,665,714)          --
                                    -----------    -----------    -----------

Comprehensive loss ..............   $(6,777,414)   $(3,574,920)   $  (980,540)
                                    -----------    -----------    -----------

     See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                          For The Year Ended December 31,
                                    --------------------------------------------
                                        2001            2000             1999
                                    ------------    ------------    ------------
Cash flows from operating
 activities:
Net loss ........................  $ (3,037,411)   $ (1,909,206)   $   (980,540)
Adjustments to reconcile net loss
 to net cash flows from operating
  activities:
  Depreciation ..................     1,025,620         588,119            --
  Minority interest in earnings
   of Egypt Projects ............        51,907           5,008            --
  Equity interest in loss of ZAP        818,043       1,341,525         639,915
  Equity interest in loss of
   Egypt Projects ...............          --              --           197,759
  Equity interest in loss of
   United Kingdom Landfill Gas
    Projects ....................       164,559            --              --
  Equity interest in loss of GFG           --            49,924          49,163
  Write down investment in ZAP ..     1,282,241            --              --
  Write down investment in GFG ..          --         1,447,746            --
  Interest income from Synergics
   Projects .....................      (993,685)       (883,275)           --
  Changes in assets and
   liabilities,net of impact
    of consolidation of the
     Egypt Projects:
      Decrease (increase) in
       accounts receivable ......         6,696        (845,329)           --
     (Increase) decrease in
       other current assets .....      (185,860)         51,521         (70,296)
      Decrease in accounts
       payable and accrued
        expenses ................      (214,376)     (3,157,789)        (47,825)
     Increase (decrease) in
      due to/from affiliate,
       net ......................       174,209         378,074      (1,414,145)
                                   ------------    ------------    ------------

     Total adjustments ..........     2,129,354      (1,024,476)       (645,429)
                                   ------------    ------------    ------------

Net cash used in operating
 activities .....................      (908,057)     (2,933,682)     (1,625,969)
                                    ------------    ------------    ------------

Cash flows from investing
 activities:
Capital expenditures ............   (10,354,301)    (11,703,970)           --
Investment in ZAP ...............          --              --        (4,081,724)
Investment in Egypt
 Projects .......................          --              --        (4,933,851)
Investment in GFG ...............          --              --        (1,546,833)
Investment in Synergics
 Projects .......................          --       (12,369,067)           --
Investment in United Kingdom
 Landfill Gas Projects ..........    (5,476,886)       (334,611)           --
Investment in Sinai
 Environmental Services .........    (1,086,913)           --              --
Cash acquired by consolidation
 of Egypt Projects ..............          --           719,794            --
(Increase) decrease in deferred
  due diligence costs ...........          --              --           381,192
                                   ------------    ------------    ------------

Net cash used in investing
 activities .....................   (16,918,100)    (23,687,854)    (10,181,216)
                                   ------------    ------------    ------------

Cash flows from financing
 activities:
Proceeds from shareholders'
 contributions ..................          --         8,642,400      27,458,014
Selling commissions and offering
 costs paid .....................          --        (1,133,715)     (4,240,628)
Distribution to minority interest    (1,399,982)           --              --
Contributions to Egypt Projects
 by minority member .............     5,037,526       2,208,895            --
Cash distributions to
 shareholders ...................          --        (3,500,001)       (934,101)
                                   ------------    ------------    ------------

Net cash provided by financing
 activities .....................     3,637,544       6,217,579      22,283,285
                                   ------------    ------------    ------------

Effect of exchange rate on
 cash and cash equivalents ......       (91,774)          --               --

Net (decrease) increase in
 cash and cash equivalents ......   (14,280,387)    (20,403,957)     10,476,100
Cash and cash equivalents,
 beginning of period ............    15,328,703      35,732,660      25,256,560
                                   ------------    ------------    ------------

Cash and cash equivalents,
 end of period ..................  $  1,048,316    $ 15,328,703    $ 35,732,660
                                   ------------    ------------    ------------




   See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------


1.       Organization and Purpose

The Ridgewood Power Growth Fund (the "Fund") was formed as a Delaware business trust in February 1997 by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholders of the Fund are Ridgewood Power LLC ("RPC") and Ridgewood Power VI LLC ("RP6C") (collectively the "Managing Shareholder"). The Fund began offering shares on February 9, 1998 and discontinued its offering in April 2000. Ridgewood Capital Management LLC ("RCC", formerly Ridgewood Capital Corporation) provided most services required to support the offering. The Managing Shareholder and RCC are related through common ownership. The Fund had no operations prior to the commencement of the share offering.

The Fund has been organized to invest primarily in independent power generation facilities, water desalinization plants and other capital facilities. These independent power generation facilities will include cogeneration facilities, which produce both electricity and heat energy and other power plants that use various fuel sources (except nuclear). In the past, the Trust has invested in opportunities outside of independent power generation facilities.

Ridgewood Energy Holding Corporation, a Delaware corporation, is the Corporate Trustee of the Fund. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Fund.

2.       Summary of Significant Accounting Policies

Principles of consolidation
The consolidated financial statements include the accounts of the Fund and its controlled subsidiaries. All material intercompany transactions have been eliminated.

The Fund uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Fund has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Fund's share of the earnings of the affiliates is included in the Consolidated Statements of Operations.

Critical accounting policies and estimates
The preparation of consolidated financial statements requires the Fund to make estimates and judgements that affect the reported amounts of assets, liabilities, sales and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Fund evaluates its estimates, including provision for bad debts, carrying value of investments, depreciation of plant and equipment, and recordable liabilities for litigation and other contingencies. The Fund bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Fund adopted SFAS 141 on July 1, 2001, with no material impact on the consolidated financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Fund will adopt SFAS 142 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Fund.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Fund will adopt SFAS 143 effective January 1, 2003 and is currently assessing the impact that this standard may have on the Fund.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Fund will adopt SFAS 144 effective January 1, 2002 and is currently assessing the impact that this standard may have on the Fund.

Cash and cash equivalents
The Fund considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed Of, the Fund evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

Plant and equipment
Plant and equipment, consisting principally of electrical generating equipment and water desalinization facilities, are stated at cost. Major renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred. The Fund periodically assesses the recoverability of plant and equipment, and other long-term assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 3 to 20 years with a weighted average of 16 and 11 years at December 31, 2001 and 2000, respectively. During the years ended December 31, 2001 and 2000, the Fund recorded depreciation expense of $1,025,620 and $588,119, respectively.

Revenue recognition
Power generation and water revenues are recorded in the month of delivery, based on the estimated volumes sold to customers. Adjustments are made to reflect actual volumes delivered when the actual information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings do not vary significantly from estimates. Interest income is recorded when earned and dividend income is recorded when declared.

Foreign currency translation
The consolidated financial statements of the Fund's non-United States subsidiaries utilize local currency as their functional currency and are translated into United States dollars using current rates of exchange, with gains or losses included in the cumulative translation adjustment account in the shareholders' equity section of the Consolidated Balance Sheets.

Income taxes
The Fund's Egyptian subsidiaries have a ten year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the accompanying consolidated financial statements.

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

Due diligence costs relating to potential power projects
Costs relating to the due diligence performed on potential power project investments are initially deferred, until such time as the Fund determines whether or not it will make an investment in the project. Costs relating to completed projects are included in the cost of the investment and capitalized and costs relating to rejected projects are expensed at the time of rejection.

These costs consist of payments for consultants and other unaffiliated parties performing financial, engineering, legal and other due diligence procedures and negotiations. It also includes travel and other out-of-pocket costs incurred by employees of affiliates of the Managing Shareholder investigating potential project investments.

Supplemental cash flow information
Total interest paid during the year ended December 31, 2001 was $29,698.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.       Projects

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

The joint venture intends to acquire the Synergics hydroelectric generation business by forgiving the $17 million of outstanding debt and accrued interest of $1,876,960, and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets. In addition, if a project lease for Synergics' Box Canyon, California hydroelectric plant is extended beyond the year 2010, the joint venture will pay the Synergics shareholders the lesser of $500,000 or one-half of the agreed present value derived from the lease extension. The structuring and closing of the acquisition is to be determined after a review of certain financial, contractual and tax considerations.

Until the acquisition closes, Synergics has agreed to retain all working capital for the account of the joint venture and to allow the joint venture to approve all operational decisions and expenditures. Synergics is cooperating closely with the joint venture in making operational decisions. However, although the joint venture currently intends to acquire the Synergics hydroelectric generation business as promptly as possible, neither the joint venture nor Trust V or the Fund are obligated to acquire Synergics or any of its assets. Wayne L. Rogers, the president of Synergics, agreed to vote the stock of Synergics, Inc. beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by Trust V and the Fund that materially complies with the provisions outlined above.

Although the joint venture now owns $17 million of the debt of Synergics, there is approximately $8.625 million of debt owed to Fleet Bank, N.A. Trust V and the Fund are in discussions concerning the assumption or refinancing of the Fleet debt in connection with the acquisition.

Trust V supplied $5 million of the capital used by the joint venture to acquire the debt and the Fund supplied the remaining $12 million. Any additional capital needed for the acquisition will be supplied to the joint venture by the Fund. Trust V and the Fund will own the joint venture in proportion to the capital each supplies and neither will have preferred rights over the other.

The debt accrues interest at 11% per annum. For the years ended December 31, 2001 and 2000, the Fund recorded $993,685 and $883,275 of income related to the debt of Synergics. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Fund ceased accruing interest effective as of October 1, 2001.

ZAP
On March 30, 1999, the Fund, through a wholly owned subsidiary, purchased 678,808 shares of common stock of ZAP (formerly ZAP World.com, "ZAP") for $2,050,000. ZAP, headquartered in Sebastopol, California, designs, assembles, manufactures and distributes electric power bicycle kits, electric bicycles and tricycles and electric scooters. The Fund also received a warrant to purchase additional shares of ZAP's common stock at a price between $3.50 and $4.50 per share. The Fund exercised the warrant in June 1999 and purchased 571,249 additional shares for $2,000,000. The Fund owns approximately 21% of the outstanding common stock of ZAP. In December 1999, the Fund received a warrant to purchase an additional 100,000 shares of ZAP at a price of $6.25 per share which expires in December 2002.

The Fund's investment in ZAP is accounted for using the equity method of accounting. Accordingly, the accompanying consolidated statements of operations include the Fund's interest in ZAP's results of operations since the acquisition of the shares.

In the beginning of the third quarter of 2001, the Fund entered into an agreement with ZAP which resulted in the Fund selling its ZAP shares to ZAP and certain of its shareholders. In exchange for the returned shares, the Fund received a $1,500,000 interest bearing promissory note. The note calls for installment payments to be made to the Fund until its maturity in 2003. The Fund has received no payments on the note.

On March 1, 2002, ZAP filed filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court in Santa Rosa, California. Effective in the fourth quarter of 2001, the Fund wrote down its entire investment in ZAP to zero.

Egypt Projects
In 1999, the Fund and Trust V jointly formed Ridgewood Near East Holdings LLC ("Ridgewood Near East") to develop electric power and water purification plants for resort hotels in Egypt. The Fund and Trust V own Ridgewood Near East in proportion to the capital they contributed, net of distributions and allocated profits and losses.

Beginning in the first quarter of 2000, the Fund made additional investments and acquired majority ownership of Ridgewood Near East. As a result, effective January 1, 2000, the Fund has consolidated the financial position and results of operations. In 2001, Ridgewood/Egypt Fund ("Egypt Fund") an affiliate of Trust V and the Fund, made contributions to Ridgewood Near East. At December 31, 2001, The Fund owns 68% of Ridgewood Near East. Trust V and the Egypt Fund's interests in Ridgewood Near East is presented as a minority interest in the consolidated balance sheets and consolidated statements of operations. At December 31, 2001, the Fund owns 68% of Ridgewood Near East.

Prior to January 1, 2000, the Fund's investment in the Egypt Projects was accounted for under the equity method of accounting. The Fund's equity in the income/loss of the Egypt Projects has been included in the consolidated financial statements from the inception of the projects to December 31, 1999.

In Egypt, the Fund currently has 18 water desalinization plants and 6 electric generation plants constructed or under development. When construction is complete, which is expected to occur in the second quarter of 2002, the total capacity of the water and power plants is expected to be approximately 5,600,000 gallons per day and 23.4 megawatts, respectively. Each plant has a contract with a hotel or group of hotels for the sale of the water or electricity produced from the plant. These contracts generally have terms of five to thirty years and some of the contracts provide for the transfer or sale of ownership of the plant to the hotel at the expiration of the contract.

On December 30, 2001, the Fund, through its Egyptian subsidiary, purchased a 28% equity interest in Sinai Environmental Services S.A.E. ("Sinai"), a 1,585,000 gallons per day water desalinization plant, for 4,999,800 Egyptian pounds (approximately $1,231,526). At December 31, 2001, the Fund accounted for this investment under the equity method of accounting because it had the ability to exercise significant influence, but not control. In February of 2002, the Fund made an additional investment in Sinai to increase its ownership to 53% and gain control of Sinai.

During 2001, the Egyptian subsidiary recorded a provision for bad debt expense of $171,322, on the collection of its trade receivables. The provision for bad debt expense, which is included in the Consolidated Statements of Operations, increases the allowance for doubtful accounts on the Consolidated Balance Sheets from $51,540 at December 31, 2000 to $222,862 at December 31, 2001.

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

The Fund's investment in GFG was accounted for under the equity method of accounting. The Fund's equity in the loss of GFG has been included in the consolidated financial statements since the inception of the projects.

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

United Kingdom Landfill Gas Projects
In 1999, Trust V formed Ridgewood UK, LLC ("UK LLC"), which in turn formed a subsidiary Ridgewood UK Ltd ("Ridgewood UK"). On June 30, 1999, Ridgewood UK purchased 100% of the equity in six landfill gas power plants located in the United Kingdom. The total purchase price was $16,667,567, including $617,567 of acquisition costs. Ridgewood UK had the right to acquire other landfill gas plants under development in the United Kingdom. During 2001, the Fund contributed $5,817,006 to the UK LLC in return for an equity share of approximately 30%. Bank financing and approximately $3,400,000 of the invested funds were used to acquire four landfill gas power plants with a capacity of 5.3 megawatts. The total purchase price of the acquired plants was approximately $5,800,000, of which $2,100,000 was assigned to the electric power sales contracts acquired, which will be amortized over the life of the contract (15 years). The remaining invested funds of $2,000,000 were used in the October 16, 2001 merger described below.

Under the terms of a merger agreement (the "UK Merger"), on October 16, 2001, Ridgewood UK, through the issuance of 24% of its shares and $2,000,000 cash, acquired certain of the assets and liabilities of CLP Services, Ltd., CLP Development, Ltd and CLP Envirogas, Ltd. (collectively the "Management and Development Companies") and the equity and debt of new landfill projects. The Management and Development Companies previously developed the various United Kingdom Landfill Gas Projects and managed and operated the projects after they were sold to Ridgewood UK. Ridgewood UK was renamed CLP Envirogas Limited in 2001. Trust V and the Fund own approximately 70% and 30%, respectively, of UK LLC, which in turn owns approximately 76% of Ridgewood UK.

In return for the stock issuance and $2,000,000 cash, Ridgewood UK received plant and equipment valued at approximately $4,201,000, a 50% equity interest in landfill projects valued at approximately $744,000, cash of $454,000 and other assets with an approximate value of $1,000,000. In accordance with the UK Merger agreement, Ridgewood UK assumed liabilities of approximately $3,058,000. Ridgewood UK assigned the electric power sales contacts and other intangibles acquired a value of $6,304,000, which will be amortized over the 15 year life of the contact.

The determination of the final purchase price and allocation to the assets acquired and liabilities assumed is still being assessed. The assets acquired and liabilities assumed were recorded by the Fund at estimated fair values based on information currently available and on current assumptions as to future operations. The Fund expects to complete its review of the fair values of the assets acquired and liabilities assumed in the year ended December 31, 2002 and, accordingly, the allocation of purchase price is subject to revision.

Certain unrelated shareholders of Ridgewood UK are attempting to renovate certain older projects in the United Kingdom. Under the terms of the UK Merger agreement, if they are successful in renovating these projects and the projects meet certain performance tests, Ridgewood UK will be obligated to acquire the renovated projects in exchange for the issuance of additional shares. The number of shares to be issued is dependent on the projected financial performance of the renovated projects. If Ridgewood UK issues the maximum number of shares to acquire the renovated projects, UK LLC's ownership of Ridgewood UK would fall from 76.3% to 63.5%

Under the terms of the UK Merger, certain directors and employees of Ridgewood UK have received vested options to acquire shares in Ridgewood UK. The price to exercise the options is equal to the share price of UK Ltd at the time of the merger. If all the options were exercised, Ridgewood UK would receive approximately $2.9 million from the exercise of the options and the Company's ownership of Ridgewood UK would fall from 76.3% to 67.2%. If all the options were exercised and Ridgewood UK issues the maximum number of shares to acquire the renovated projects, the Company's ownership of Ridgewood UK would fall to 57%.

Ridgewood UK owns 13 plants with an installed capacity of 23 megawatts and sells the electricity under 15 year contracts to a quasi-autonomous, non-governmental organization that purchases electricity generated by renewable sources on behalf of all British utilities. Ridgewood UK has 14 additional projects under development.

In addition to the plants located throughout the United Kingdom, Ridgewood UK has a 50% ownership in CLP Organogas SL ("Organogas"), a 2 megawatt plant located in Seville, Spain. The Company obtained its interest in Organogas, as well as a 50% interest in CLP Envirogas, SL, ("Envirogas"), a management and development service company also located in Seville, Spain, as part of the UK Merger.

The Fund's investment in the UK Landfill Gas Projects is accounted for under the equity method of accounting. The Fund's equity in the loss of the UK Landfill Gas Projects is included in the Fund's consolidated financial statements.

Summarized financial information for the UK Landfill Gas Projects is as follows:




         Balance Sheet Information

                               December 31, 2001
                                  -----------

Current assets ................   $ 5,104,586
Non-current assets ............    36,435,013
                                  -----------

Total assets ..................   $41,539,599
                                  -----------

Current liabilities ...........   $ 3,326,271
Long-term debt ................    13,878,183
Deferred income taxes .........     1,081,202
Minority interest .............     4,908,121
Members' equity ...............    18,345,822
                                  -----------

Liabilities and members' equity   $41,539,599
                                  -----------


         Statement of Operations

              For the Year Ended
                December 31, 2001
             ---------------------
Revenue ......   $ 6,233,030
Cost of sales      5,594,142
Other expenses     1,187,718
                 -----------
Net loss .....  $   (548,830)
                 -----------

4.       Consulting Agreements

The Fund's Egypt Projects have agreements with three unrelated consultants that provide marketing, construction and management services in Egypt. The consultants receive, in total, a development fee of 10% of the capital cost of any completed projects, an annual management fee of 1% of the capital cost of completed projects and reimbursement of out-of-pocket costs incurred in performing their duties under the agreements. Under the terms of the agreements, if the Fund terminates the consultants, they receive a one-time payment based on the present value of the future 1% annual management fee payments.

5.       Fair Value of Financial Instruments

At December 31, 2001 and 2000, the carrying value of the Fund's cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximated their fair value.

6.       Transactions With Managing Shareholder and Affiliates

The Fund pays RCC an organizational, distribution and offering fee up to 6% of each capital contribution made to the Fund. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Fund. For the years ended December 31, 2000 and 1999, the Fund paid fees for these services to RCC of $422,790 and $1,698,451, respectively. These fees are recorded as a reduction in the shareholders' capital contribution.

The Fund also pays to RPC, one of the Managing Shareholder, an investment fee up to 2% of each capital contribution made to the Fund. The fee is payable to RPC for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Fund. For the years ended December 31, 2000 and 1999, the Fund paid investment fees to the managing shareholder of $199,590 and $560,650, respectively.

The Fund entered into a management agreement with RP6C, a Managing Shareholder, under which RP6C renders certain management, administrative and advisory services and provides office space and other facilities to the Fund. As compensation to the RP6C for such services, the Fund pays it an annual management fee equal to 2.5% of the total capital contributions to the Fund payable monthly upon the closing of the Fund. The Fund closed on April 30, 2000 and management fees of $1,645,267 and $1,096,844 were paid for the years ended December 31, 2001 and 2000, respectively.

The Fund reimburses the Managing Shareholder and affiliates for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for fund business. The Managing Shareholder or affiliates originally paid all project due diligence costs, accounting and legal fees and other expenses shown in the statement of operation and were reimbursed by the Fund.

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

Income is allocated to the Managing Shareholder until the profits equal distributions to the Managing Shareholder. Then, income is allocated to the investors, first among holders of Preferred Participation Rights until such allocations equal distributions from those Preferred Participation Rights, and then among Investors in proportion to their ownership of investor shares. If the Fund has net losses for a fiscal period, the losses are allocated 99% to the Investors and 1% to the Managing Shareholder.

Where permitted, in the event the Managing Shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Fund, the Managing Shareholder or such affiliate may charge the Fund a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 2001.

The corporate trustee of the Fund, Ridgewood Energy Holding Corporation, an affiliate of the Managing Shareholder through common ownership, received no compensation from the Fund.

RPC purchased one investor share of the Fund for $83,000 in 1998. The Fund granted the Managing Shareholder a single Management Share representing the Managing Shareholder's management rights and rights to distributions of cash flow.

At December 31, 2001 and 2000, the Fund had outstanding payables and receivables, with the following affiliates:

                                                       As of
                                                     December 31,
                                             Due To                Due From
                                       ------------------    -------------------
                                          2001       2000       2001       2000
                                       --------   --------   --------   --------

Ridgewood Management ...............   $ 85,276   $ 35,451   $   --     $   --
Trust V ............................     86,321       --       16,597     15,080
Egypt Fund .........................    253,172       --         --         --
United Kingdom Landfill Gas Projects       --         --      164,875       --
RCC ................................       --       19,930       --         --
Other affiliates ...................       --       30,750        360      2,323

From time to time, the Fund records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

7.       Preferred Participation Rights

Preferred Participation Rights ("Right") were given to each shareholder whose subscription was fully completed, paid for and accepted prior to December 31, 1998. Each Preferred Participation Right entitled the holder to an aggregate distribution priority of $1,000. The number of Preferred Participation Rights earned per investor share was equal to the number of whole or partial months from the date of the acceptance of the subscription to December 31, 1998, except that subscriptions from December 1 through December 31, 1998 were treated on the same basis as subscriptions received in November 1998. A total of 1,890 Preferred Participation Rights were issued.

During 1999, cash distributions were first allocated 99% to holders of preferred participation rights and 1% to the Managing Shareholder until shareholders received distributions equal to $1,000 for each Right earned.

8.       Key Employees Incentive Agreement

The Key Employees Incentive Plan (the "Plan") was adopted by the Fund in February 1998 and permits the Managing Shareholder to designate key executives and employees of the Fund and its operating companies to receive Incentive Shares.

The Managing Shareholder and persons granted Incentive Shares under the Plan are entitled to receive a portion of the Fund's cash flow as follows:

                                 Prior to Payout*       After Payout*

Net Operating                Managing Shareholder   Managing Shareholder
Cash Flow                          Up to 20%                   20%
after Investors
obtain 12%                     Plan Participants      Plan Participants
cumulative                         Up to 5%                     5%
return

Net Cash                     Managing Shareholder   Managing Shareholder
Flow from                              1%                    20%
Dispositions                 Plan Participants      Plan Participants
                                      Zero                     5%

     * - Payout is considered to be cumulative distributions to the shareholders equal to the original investment.

The Managing Shareholder and Plan participants will be entitled to cash flow on a proportionate basis, meaning that if the cash flow allocable to them is less than the maximum percentages stated in the table, that cash flow will be distributed pro rata between the Managing Shareholder and Plan participants.

No Incentive Shares have been issued by the Managing Shareholder. Until Incentive Shares are actually issued, the cash flow, if any, distributable to those Shares will be distributed to the Managing Shareholder.

Each issued and outstanding Incentive Share will have voting rights equal to one Investor Share.