Form 10-Q
period 2002-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2002-05-20
CIK 1057076

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended March 31, 2002
                    Commission file Number 0-25935

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

Item 1. Financial Statements






                         The Ridgewood Power Growth Fund

                        Consolidated Financial Statements

                                 March 31, 2002

The Ridgewood Power Growth Fund
Consolidated Balance Sheets(unaudited)
--------------------------------------------------------------------------------



                                                     March 31,     December 31,
                                                       2002            2001
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $      7,231    $  1,048,316
Accounts receivable, net of allowance of
 $318,377 and $222,862 .........................      1,234,166         597,727
Due from affiliates ............................        197,917         181,832
Other current assets ...........................        178,527         213,106
                                                   ------------    ------------
      Total current assets .....................      1,617,841       2,040,981

Plant and equipment ............................     28,540,930      21,921,816
Construction in progress .......................      4,766,629       4,527,094
Office equipment ...............................        889,201         913,363
                                                   ------------    ------------
Total plant and equipment ......................     34,196,760      27,362,273
    Accumulated depreciation ...................     (1,681,846)     (1,401,263)
                                                   ------------    ------------
Plant and equipment, net .......................     32,514,914      25,961,010
                                                   ------------    ------------

Investment in:
Synergics Projects .............................     14,270,679      14,245,679
United Kingdom Landfill Projects ...............      5,179,307       5,500,719
Sinai Environmental Services ...................           --         1,086,913
                                                   ------------    ------------

      Total assets .............................   $ 53,582,741    $ 48,835,302
                                                   ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses ..........   $  1,305,796    $    373,868
Bank debt ......................................      3,510,441            --
Due to affiliates ..............................        778,438         424,769
                                                   ------------    ------------
      Total current liabilities ................      5,594,675         798,637
                                                   ------------    ------------

Minority interest in the Egypt Projects ........      9,705,137       8,722,889
Commitments and contingencies

Shareholders' equity:
Shareholders' equity (658.1067 investor
 shares issued and outstanding)
                                                     38,459,423      39,479,962
Managing shareholders' accumulated deficit
(1 management share issued and outstanding) ....       (176,494)       (166,186)
                                                   ------------    ------------
      Total shareholders' equity ...............     38,282,929      39,313,776
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 53,582,741    $ 48,835,302
                                                   ------------    ------------




     See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------


                                                  Three Months Ended March 31,
                                                    ----------------------
                                                       2002         2001
                                                    ---------    ---------

Revenues ........................................   $ 895,850    $ 915,702

Cost of sales, including depreciation of $296,733
 and $237,930 in 2002 and 2001 ..................     664,218      618,567
                                                    ---------    ---------

Gross profit ....................................     231,632      297,135

General and administrative expenses .............     357,873      347,295
Management fee paid to the managing shareholders      411,317      411,317
                                                    ---------    ---------
  Total other operating expenses ................     769,190      758,612

Loss from operations ............................    (537,558)    (461,477)
                                                    ---------    ---------

Other income (expense):
Interest income .................................       3,376      157,429
Interest income from Synergics Projects .........        --        331,228
Interest expense ................................     (63,564)        --
Equity interest in income (loss) of:
  Zap World.com .................................        --       (351,594)
  United Kingdom Landfill Projects ..............    (221,965)      24,587
   Sinai Environmental Services .................     (37,383)        --
Other income ....................................      16,455         --
                                                    ---------    ---------
Other income (expense), net .....................    (303,081)     161,650
                                                    ---------    ---------

Net loss before minority interest ...............    (840,639)    (299,827)

Minority interest in the earnings of the Egypt
 Projects .......................................      78,620        7,637
                                                    ---------    ---------

           Net loss .............................   $(762,019)   $(307,464)
                                                    ---------    ---------

















     See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                      Managing
                                    Shareholders    Shareholders       Total
                                    ------------    ------------    ------------

Shareholders' equity,
 December 31, 2001 ..............  $ 39,479,962    $   (166,186)   $ 39,313,776

Net loss ........................      (754,399)         (7,620)       (762,019)

Cumulative translation adjustment      (266,140)         (2,688)       (268,828)
                                   ------------    ------------    ------------

Shareholders' equity,
 March 31, 2002 .................  $ 38,459,423    $   (176,494)   $ 38,282,929
                                   ------------    ------------    ------------


The Ridgewood Power Growth Fund
Consolidated Statement of Comprehensive Loss  (unaudited)
--------------------------------------------------------------------------------

                                   Three Months Ended March 31,
                                    --------------------------
                                        2002           2001
                                    -----------    -----------
Net loss ........................   $  (762,019)   $  (307,464)

Cumulative translation adjustment      (268,828)      (120,108)
                                    -----------    -----------

Comprehensive loss ..............   $(1,030,847)   $  (427,572)
                                    -----------    -----------




















     See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                       2002            2001
                                                  ------------    ------------

Cash flows from operating activities:
     Net loss .................................   $   (762,019)   $   (307,464)
                                                  ------------    ------------
     Adjustments to reconcile net loss to net
      cash flows from operating activities:
       Depreciation ...........................        296,733         237,930
       Minority interest in (loss) earnings of
        Egypt Projects ........................        (78,620)          7,637
       Loss (income) from United Kingdom
        Landfill Projects .....................        221,965         (24,587)
       Loss from investment in Sinai
        Environmental Services ................         37,383            --
       Loss from investment in Zap World.com ..           --           351,594
       Interest income from Synergics Projects            --          (331,228)
         Changes in assets and liabilities:
            Increase in accounts receivable,net       (434,601)        (37,535)
            Decrease in other current assets ..         55,627          25,635
            Increase (decrease) in accounts
             payable and accrued expenses .....        562,276        (437,604)
            Increase in due to/from
             affiliates, net ..................        337,584         391,855
                                                  ------------    ------------
            Total adjustments .................        998,347         183,697
                                                  ------------    ------------
         Net cash provided by (used in)
          operating activities ................        236,328        (123,767)
                                                  ------------    ------------

Cash flows from investing activities:
     Investment in United Kingdom Landfill
      Projects ................................           --        (3,437,131)
     Investment in Synergics Projects .........        (25,000)           --
      Cash paid for acquired business,
        net of cash received ..................       (950,810)           --
      Capital expenditures ....................       (301,603)     (2,552,166)
     Deferred due diligence costs .............           --            (9,668)
                                                  ------------    ------------

         Net cash used in investing activities      (1,277,413)     (5,998,965)
                                                  ------------    ------------

Cash flows from financing activities:
     Distributions to minority interest in
      Egypt Projects ..........................           --          (399,982)
                                                  ------------    ------------

         Net cash provided by (used in)
           financing activities ...............           --          (399,982)
                                                  ------------    ------------

Net decrease in cash and cash equivalents .....     (1,041,085)     (6,522,714)

Cash and cash equivalents, beginning of period       1,048,316      15,328,703
                                                  ------------    ------------

Cash and cash equivalents, end of period ......   $      7,231    $  8,805,989
                                                  ------------    ------------




  See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------
1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in The Ridgewood Power Growth Fund's (the "Fund") consolidated financial statements included in the 2001 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.    Summary Results of Operations for Selected Investments

Summary results of operations for the United Kingdom Landfill Projects, which are accounted for under the equity method, were as follows:

                                    Three Months Ended March 31,
                                       2002           2001
                                    -----------    -----------
Revenue .........................   $ 1,683,000    $ 1,991,000
Cost of sales ...................     1,586,000      1,355,000
Other expense ...................       838,000        441,000
Net income (loss) ...............      (741,000)       195,000

3.    Acquisition

On December 30, 2001, the Fund, through its Egyptian subsidiary, purchased a 28% equity interest in Sinai Environmental Services S.A.E. ("Sinai Company"), a 1,585,000 gallons per day water desalinization plant, for 4,999,800 Egyptian pounds (approximately $1,231,526). At December 31, 2001, the Fund accounted for this investment under the equity method of accounting because it had the ability to exercise significant influence, but not control. In February of 2002, the Fund made an additional investment of 4,414,888 Egyptian pounds (approximately $950,810) in Sinai Company to increase its ownership to 53% and gain control of Sinai Company. As a result of the additional investment, effective February 16, 2002, the Fund accounts for its investment in Sinai Company under the consolidation method of accounting.

In return for its investment, the Fund received plant and equipment valued at approximately $6,143,000, cash of $9,000 and other assets with an approximate value of $245,000. In accordance with the purchase agreement, the Fund assumed liabilities of approximately $500,000 and bank debt of approximately $3,370,000. The loan bears interest at 13.5% per annum and is secured by a lien on the assets of the Sinai Company. The provision of the loan restricts the Sinai Company from paying dividends to its shareholders or obtaining credit from other banks. The Company assigned the approximate excess purchase price of $620,000 to plant and equipment, which will be amortized over the 20 year life of the assets.

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

Introduction

The consolidated financial statements include the accounts of the Fund and the limited liability company owning the Egypt Projects. The Fund uses the equity method of accounting for its investments in Zap World.com ("ZAP") and the United Kingdom Landfill Projects. The Fund's investment in the Synergics Hydro projects is in the form of a note receivable and, accordingly, the Fund's earnings are in the form of interest income.

On December 30, 2001, the Fund, through its Egyptian subsidiary, purchased a 28% equity interest in Sinai Company. At December 31, 2001, the Fund accounted for this investment under the equity method of accounting because it had the ability to exercise significant influence, but not control. In February of 2002, the Fund made an additional investment in Sinai Company to increase its ownership to 53% and gain control of Sinai Company. As a result of the additional investment, effective February 16, 2002, the Fund accounts for its investment in Sinai Company under the consolidation method of accounting.

Results of Operations

Total revenues decreased $20,000 to $896,000 in the first quarter of 2002. The decrease is a result of a $139,000 decrease from existing operations in Egypt and an increase of $119,000 due to the acquisition of Sinai Company on February 15, 2002. The decrease in existing operation revenue can be attributed to the decrease in tourism experienced in the first quarter of 2002 compared to the first quarter of 2001 due to the impact of the events surrounding September 11, 2001.

Gross profit decreased from $297,000 in the first quarter of 2001 to $232,000 in the first quarter of 2002. Gross profit from the existing operations was consistent with the prior year. The decrease in the current quarter is a result of the consolidation of the Sinai project, which incurred high maintenance costs in the first quarter.

Interest income at the Fund level decreased to $3,000 from $157,000 in 2001 as a result of the lower average cash balances on hand during the year.

The Fund recorded interest income from the note related to the Synergics Projects of $331,000 in the first quarter of 2001. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Fund ceased accruing interest effective as of October 1, 2001.

Interest expense for the first quarter of 2002 was $64,000, which is a result of the outstanding bank debt incurred by the Sinai project.

In the first quarter of 2001, the Fund recorded a loss on its investment in ZAP of $352,000. In the beginning of the third quarter of 2001, the Fund entered into an agreement with ZAP which resulted in the Fund selling its ZAP shares to ZAP and certain of its shareholders. In exchange for the returned shares, the Fund received a $1,500,000 interest bearing promissory note. The note calls for installment payments to be made to the Fund until its maturity in 2003. The Fund has received no payments on the note. Effective in the fourth quarter of 2001, the Fund wrote down its entire investment in ZAP to zero. On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court in Santa Rosa, California.

In the first quarter of 2002 the Fund recorded an equity loss of $222,000 from the United Kingdom Landfill Projects, compared to equity income of $25,000 in the first quarter of 2001. The decrease in equity income is a result of the United Kingdom Landfill Projects generating less energy due to system problems experienced in the first quarter of 2002 at a number of facilities as well as an increase in maintenance costs incurred to repair and return the facilities to normal operating performance.

The Fund recorded a $37,000 equity loss in Sinai Company in the first quarter of 2002. The loss is for the period of January 1, 2002 to February 15, 2002, the period before the Fund increased its investment and became the majority shareholder of Sinai Company. The loss is due to the high management fees charged by Sinai Company's previous managing shareholder.


Liquidity and Capital Resources

Other than investments of available cash in power generation Projects, obligations of the Fund are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder and payments for certain accounting and legal services to third parties. The Fund ceased making distributions to shareholders in the first quarter of 2001.

The Sinai Company, in which the Fund and its affiliates have a 53% ownership interest, has outstanding loans and interest payable of 16,367,431 Egyptian pounds (approximately $3,510,441). The loan bears interest at 13.5% per annum and is secured by a lien on the assets of the Sinai Company. The provision of the loan restricts the Sinai Company from paying dividends to its shareholders or obtaining credit from other banks. The loan has been in default since 1999 and the Sinai Company and the bank are discussing possible amendments to the loan and a revised payment schedule.

The Fund expects that its cash flows from operations will be sufficient to fund its obligations for the next twelve months.

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

                           THE RIDGEWOOD POWER GROWTH FUND
                                   Registrant

May 20, 2002                  By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)