Form 10-Q
period 2002-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2002-08-16
CIK 1057076

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended June 30, 2002

                      Commission file Number 0-25935

                     THE RIDGEWOOD POWER GROWTH FUND
         (Exact name of registrant as specified in its charter.)

        Delaware                                           22-3495594
       ---------                                           ----------
   (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

   947 Linwood Avenue, Ridgewood, New Jersey                07450-2939
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

Item 1. Financial Statements






                       The Ridgewood Power Growth Fund

                             Financial Statements

                                 June 30, 2002

The Ridgewood Power Growth Fund
Consolidated Balance Sheets  (unaudited)
-------------------------------------------------------------------------------



                                                      June 30,     December 31,
                                                        2002           2001
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $       --      $  1,048,316
Accounts receivable, net
 of allowance of $407,407
  and $222,862 .................................      1,605,711         597,727
Due from affiliates ............................        175,589         181,832
Other current assets ...........................        132,110         213,106
                                                   ------------    ------------
      Total current assets .....................      1,913,410       2,040,981

Plant and equipment ............................     30,094,980      21,921,816
Construction in progress .......................      3,300,250       4,527,094
Office equipment ...............................        892,050         913,363
                                                   ------------    ------------
Total plant and equipment ......................     34,287,280      27,362,273
    Accumulated depreciation ...................     (2,094,985)     (1,401,263)
                                                   ------------    ------------
Plant and equipment, net .......................     32,192,295      25,961,010
                                                   ------------    ------------

Investment in:
Synergics Projects .............................     14,270,679      14,245,679
United Kingdom Landfill Projects ...............      5,408,495       5,500,719
Sinai Environmental Services ...................           --         1,086,913
                                                   ------------    ------------

      Total assets .............................   $ 53,784,879    $ 48,835,302
                                                   ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses ..........   $  1,685,875    $    373,868
Bank debt ......................................      3,565,645            --
Due to affiliates ..............................      1,011,819         424,769
                                                   ------------    ------------
      Total current liabilities ................      6,263,339         798,637
                                                   ------------    ------------

Minority interest in the Egypt Projects ........      9,554,987       8,722,889
Commitments and contingencies

Shareholders' equity:
Shareholders' equity
(658.1067 investor shares issued and
  outstanding) .................................     38,146,212      39,479,962
Managing shareholders' accumulated deficit
 (1 management share issued and outstanding) ...       (179,659)       (166,186)
                                                   ------------    ------------
      Total shareholders' equity ...............     37,966,553      39,313,776
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 53,784,879    $ 48,835,302
                                                   ------------    ------------




     See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations (unaudited)
-------------------------------------------------------------------------------

                            Six Months Ended             Three Months Ended
                       --------------------------    --------------------------
                         June 30,       June 30,       June 30,       June 30,
                           2002           2001           2002           2001
                       -----------    -----------    -----------    -----------


Revenues ...........   $ 2,293,769    $ 2,080,564    $ 1,397,919    $ 1,164,862

Cost of sales ......     1,773,671      1,292,079      1,109,453        673,512
                       -----------    -----------    -----------    -----------

Gross profit .......       520,098        788,485        288,466        491,350

General and
 administrative
  expenses .........       817,126        769,997        448,223        422,702
Management fee
 paid to the
  managing
  shareholders .....       822,633        822,633        411,316        411,316
                       -----------    -----------    -----------    -----------
  Total other
   operating
    expenses .......     1,639,759      1,592,630        859,539        834,018

Loss from
 operations ........    (1,119,661)      (804,145)      (571,073)      (342,668)

Other income(expense):
Interest income ....        39,826        269,559         36,450        112,130
Income from Synergics
 Hydro Projects ....          --          662,456           --          331,228
Interest expense ...      (190,370)          --         (137,836)          --
Equity interest in
 income (loss) of:
  ZAPWORLD.COM .....          --         (818,043)          --         (466,449)
  United Kingdom
   Landfill
    Projects .......      (381,963)        20,231       (159,998)        (4,356)
  Sinai
   Environmental
    Services .......       (37,320)          --               63           --
Other income .......        16,393           --              (62)          --
                       -----------    -----------    -----------    -----------
   Other income
    (expense),net ..      (553,434)       134,203       (261,383)       (27,447)
                       -----------    -----------    -----------    -----------

Net loss before
 minority interest .    (1,673,095)      (669,942)      (832,456)      (370,115)

Minority interest
 in the loss
  (earnings)of the
   Egypt Projects ..       220,833        (89,397)       142,213        (81,760)
                       -----------    -----------    -----------    -----------

Net loss ...........   $(1,452,262)   $  (759,339)   $  (690,243)   $  (451,875)
                       -----------    -----------    -----------    -----------





  See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
-------------------------------------------------------------------------------

                                           Managing
                         Shareholders    Shareholders        Total
                         ------------    ------------    ------------

Shareholders' equity,
 December 31, 2001 ...   $ 39,479,962    $   (166,186)   $ 39,313,776

Net loss .............     (1,437,739)        (14,523)     (1,452,262)

Cumulative translation
 adjustment ..........        103,989           1,050         105,039
                         ------------    ------------    ------------

Shareholders' equity,
 June 30, 2002 .......   $ 38,146,212    $   (179,659)   $ 37,966,553
                         ------------    ------------    ------------




The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive Loss  (unaudited)
-------------------------------------------------------------------------------

                         Six Months Ended               Three Months Ended
                     --------------------------    --------------------------
                      June 30,       June 30,        June 30,       June 30,
                        2002           2001           2002            2001
                     -----------    -----------    -----------    -----------

Net loss .........   $(1,452,262)   $  (759,339)   $  (690,243)   $  (451,875)

Cumulative
 translation
  adjustment .....       105,039       (197,644)       373,867        (77,536)
                     -----------    -----------    -----------    -----------

Comprehensive loss   $(1,347,223)   $  (956,983)   $  (316,376)   $  (529,411)
                     -----------    -----------    -----------    -----------




















   See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows (unaudited)
-------------------------------------------------------------------------------

                                                         Six Months Ended
                                                   June 30, 2002   June 30, 2001
                                                   ------------    ------------

Cash flows from operating activities:
     Net loss ..................................   $ (1,452,262)   $   (759,339)
                                                   ------------    ------------

     Adjustments to reconcile net loss to
      net cash flows from operating
       activities:
       Depreciation ............................        720,472         518,038
       Minority interest in (loss) earnings
        from Egypt Projects ....................       (220,833)         89,397
       Loss from unconsolidated ZAPWORLD.COM ...           --           818,043
       Loss (income) from United Kingdom
        Landfill Projects ......................        381,963         (20,231)
       Interest income from Synergics Projects .           --          (662,456)
       Loss from investment in Sinai
        Environmental Services .................         37,320            --
       Changes in assets and liabilities:
         Increase in accounts receivable,net ...       (815,613)        (42,214)
         Increase in due from affiliates .......       (158,632)        (14,418)
         Decrease(increase) in other current
          assets ...............................         76,524        (172,783)
         Increase(decrease) in accounts payable
          and accrued expenses .................      1,691,990        (376,979)
         Increase(decrease)in due to affiliates         751,925         (66,201)
                                                   ------------    ------------
             Total adjustments .................      2,465,116          70,196
                                                   ------------    ------------
         Net cash provided by (used in)
          operating activities .................      1,012,854        (689,143)
                                                   ------------    ------------

Cash flows from investing activities:
     Capital expenditures ......................     (1,080,869)     (5,034,234)
     Investment in United Kingdom
      Landfill Projects ........................         (4,491)     (3,472,460)
     Investment in Synergics Projects ..........        (25,000)           --
     Cash paid for acquired business,net
      of cash received .........................       (950,810)           --
     Deferred due diligence costs ..............           --            (9,668)
                                                   ------------    ------------
         Net cash used in investing
           activities ..........................     (2,061,170)     (8,516,362)
                                                   ------------    ------------

Cash flows from financing activities:
     Contributions from minority interest ......           --         3,154,850
     Distributions to minority interest
      in Egypt Projects ........................           --          (399,982)
                                                   ------------    ------------
         Net cash provided by financing
          activities ...........................           --         2,754,868
                                                   ------------    ------------

Net decrease in cash and cash equivalents ......     (1,048,316)     (6,450,637)

Cash and cash equivalents,beginning of period ..      1,048,316      15,328,703
                                                   ------------    ------------

Cash and cash equivalents, end of period .......   $       --      $  8,878,066
                                                   ------------    ------------



  See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements (unaudited)
------------------------------------------------------------------------------

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

2.    Summary Results of Operations for Selected Investments

Summary results of operations for the United Kingdom Landfill Projects, which are accounted for under the equity method, were as follows:

                    Six Months Ended June 30,    Three Months Ended June 30,
                    -------------------------    --------------------------
                        2002           2001          2002            2001
                    -----------    -----------   -----------    -----------
Revenue .........   $ 3,764,000    $ 2,902,000   $ 2,081,000    $   911,000
Cost of sales ...     3,452,000      2,043,000     1,866,000        688,000
Other expense ...     1,585,000        787,000       747,000        346,000
Net income (loss)    (1,273,000)        72,000      (532,000)      (123,000)


3.  Summary of Significant Accounting Policies

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

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Fund adopted SFAS 142 on January 1, 2002, with no material impact on the consolidated financial statements.

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

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Fund adopted SFAS 144 on January 1, 2002, with no material impact on the consolidated financial statements.

4.    Acquisition

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

In return for its investment, the Fund received, at the time of acquisition, plant and equipment valued at approximately $6,143,000, cash of $9,000 and other assets with an approximate value of $245,000. In accordance with the purchase agreement, the Fund assumed liabilities of approximately $500,000 and bank debt of approximately $3,370,000. The loan bears interest at 13.5% per annum and is collateralized by a lien on the assets of the Sinai Company. The provision of the loan restricts the Sinai Company from paying dividends to its shareholders or obtaining credit from other banks. The Company assigned the approximate excess purchase price of $620,000 to plant and equipment, which will be amortized over the 20 year life of the assets.

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

5. Related Party Transactions

At June 30, 2002 and December 31, 2001, the Trust had outstanding payables and receivables, with the following affiliates:

                               Due To                    Due From
                       -----------------------   -----------------------
                        June 30,   December 31,   June 30,    December 31,
                          2002         2001         2002         2001
                       ----------   ----------   ----------   ----------
Ridgewood Power
 Management L.L.C ..   $  310,417   $   85,276   $     --     $     --
Ridgewood Electric
 Power Trust V .....      118,261       86,321         --         16,597
Ridgewood Egypt Fund      304,021      253,172         --           --
United Kingdom
 Landfill Projects .         --           --        175,589      164,875
Other affiliates ...      279,120         --           --            360
                       ----------   ----------   ----------   ----------
         Total .....   $1,011,819   $  424,769   $  175,589   $  181,832
                       ----------   ----------   ----------   ----------

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

6. Subsequent Event

During the third quarter of 2002, the Fund's Egyptian subsidiary, executed a term loan agreement with its principal bank. The bank will provide a loan of 12,500,000 Egyptian pounds (approximately $2,665,000), which will expire on March 31, 2007. The loan will be repaid in quarterly installments of 781,250 (approximately $166,600) starting June 2003. Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (13.5% at June 30, 2002).

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

Results of Operations

Three Months Ended June 30,2002, Compared to the Three Months Ended June 30,2001

Revenues increased by $233,000, to $1,398,000 in the second quarter of 2002, as compared to the second quarter of 2001. The increase in revenues is due to the acquisition of Sinai Company on February 15, 2002. Although the capacity and number of completed facilities of the existing operations in Egypt have increased, revenues have remained approximately the same. The lack of revenue growth is attributable to the decrease in tourism experienced in the second quarter of 2002 compared to the second quarter of 2001 due to the impact of the events surrounding September 11, 2001.

Gross profit decreased from $491,000 for the three months ended June 30, 2001, to $288,000 for the corresponding period of 2002. The decrease is attributed to the increase in maintenance and depreciation expense as a result of the completion of facilities and their operation, as compared to the prior year when some facilities were still under construction.

Interest income decreased by $76,000 from $112,000 in the second quarter of 2001 to $36,000 in the second quarter of 2002 due to lower average cash balances. Interest expense for the second quarter of 2002 was $138,000, which is a result of the outstanding bank debt incurred by the Sinai Company.

The Fund recorded interest income from the note related to the Synergics Projects of $331,000 in the second quarter of 2001. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Fund ceased accruing interest effective as of October 1, 2001.

In the second quarter of 2001, the Fund recorded a loss on its investment in ZAP of $466,000. In the beginning of the third quarter of 2001, the Fund entered into an agreement with ZAP which resulted in the Fund selling its ZAP shares to ZAP and certain of its shareholders. In exchange for the returned shares, the Fund received a $1,500,000 interest bearing promissory note. The note calls for installment payments to be made to the Fund until its maturity in 2003. The Fund has received no payments on the note. Effective in the fourth quarter of 2001, the Fund wrote down its entire investment in ZAP to zero. On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court in Santa Rosa, California.

In the second quarter of 2002 the Fund recorded an equity loss of $160,000 from the United Kingdom Landfill Projects, compared to an equity loss of $4,000 in the second quarter of 2001. The decrease in equity income is a result of the United Kingdom Landfill Projects incurring an increase in maintenance costs to repair some of the facilities.

Six Months Ended June 30, 2002, Compared to the Six Months Ended June 30, 2001

Revenues increased by $213,000, to $2,294,000 for the six months ended June 2002, as compared to the six months ended June 2001. The increase in revenues is a result of a $149,000 decrease from existing operations in Egypt offset by an increase of $362,000 due to the acquisition of Sinai Company on February 15, 2002. The decrease in existing operation revenue is attributable to the decrease in tourism experienced in the first half of 2002 compared to the first six months of 2001 due to the impact of the events surrounding September 11, 2001.

Gross profit decreased from $788,000 for the six months ended June 30, 2001, to $520,000 for the corresponding period of 2002. The decrease is attributed to the increase in maintenance and depreciation expense as a result of the completion of facilities and their operation, as compared to the prior year when some facilities were still under construction.

Interest income decreased by $230,000 from $270,000 for the first six months of 2001 to $40,000 for the corresponding period of 2002 due to lower average cash balances. Interest expense for the first half of 2002 was $190,000, which is a result of the outstanding bank debt incurred by the Sinai Company.

The Fund recorded interest income from the note related to the Synergics Projects of $662,000 for the first half of 2001. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Fund ceased accruing interest effective as of October 1, 2001.

For the first six months of 2001, the Fund recorded a loss on its investment in ZAP of $818,000. Effective in the fourth quarter of 2001, the Fund wrote down its entire investment in ZAP to zero. On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court in Santa Rosa, California.

In the first half of 2002 the Fund recorded an equity loss of $382,000 from the United Kingdom Landfill Projects, compared to equity income of $20,000 for the first six months of 2001. The decrease in equity income is a result of the United Kingdom Landfill Projects incurring an increase in maintenance costs to repair some of the facilities.

The Fund recorded a $37,000 equity loss in Sinai Company in the first half of 2002. The loss is for the period of January 1, 2002 to February 15, 2002, the period before the Fund increased its investment and became the majority shareholder of Sinai Company. The loss is due to the high management fees charged by Sinai Company's previous managing shareholder.






Liquidity and Capital Resources

Dollar amounts in this discussion are rounded to the nearest $1,000.

Cash provided by operating activities for the six months ended June 30, 2002 was $1,013,000 as compared to a usage of $689,000 for the six months ended June 30, 2001. The increase in cash flow from operating activities is primarily the result of the increase in accounts payable and short-term payables to affiliates offset by the increase in accounts receivable in 2002.

Cash used in investing activities decreased to $2,061,000 during the first half of 2002 as compared to $8,516,000 in the first half of 2001. The decrease is primarily due to the Fund developing more power plants in Egypt in 2001, $5,034,000, as compared to $1,081,000 in 2002. The Fund also made a larger investment in the United Kingdom Landfill Projects in 2001, $5,034,000, as compared to $4,000 in 2002. The Fund, through its Egyptian subsidiary, invested $951,000 to increase its ownership in the Sinai Company to 53%.

Cash provided by financing activities for the first six months of 2002 was zero compared to a $2,754,000 in the first six months of 2001. The decrease in 2002 cash flow from financing activities is due to the $3,155,000 investment in the Egypt Projects by the Ridgewood/Egypt Fund in 2001. As opposed to the $400,000 cash distribution made by the Egypt Projects in 2001, there were no distributions made in the first half of 2002.

During the third quarter of 2002, the Fund's Egyptian subsidiary, executed a term loan agreement with its principal bank. The bank will provide a loan of 12,500,000 Egyptian pounds (approximately $2,665,000), which will expire on March 31, 2007. The loan will be repaid in quarterly installments of 781,250 (approximately $166,600) starting June 2003. Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (13.5% at June 30, 2002).

The Sinai Company, in which the Fund and its affiliates have a 53% ownership interest, has outstanding loans and interest payable of 16,722,876 Egyptian pounds (approximately $3,565,645). The loan bears interest at 13.5% per annum and is secured by a lien on the assets of the Sinai Company. The provision of the loan restricts the Sinai Company from paying dividends to its shareholders or obtaining credit from other banks. The loan has been in default since 1999 and the Sinai Company and the bank are discussing possible amendments to the loan and a revised payment schedule.

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

                           THE RIDGEWOOD POWER GROWTH FUND
                                    Registrant

August 15, 2002                     By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

                            CERTIFICATION PURSUANT TO
                              18 U.S.C. SECTION 1350,
                              AS ADOPTED PURSUANT TO
                      SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of The Ridgewood Power Growth Fund (the
Fund) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Robert E. Swanson, Chief Executive Officer of the Fund, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.



  /s/ Robert E. Swanson

  Robert E. Swanson
  Chief Executive Officer
  August 15, 2002

                          CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of The Ridgewood Power Growth Fund (the
Fund) on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the Report), I, Christopher I. Naunton, Chief Financial Officer of the Fund, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Fund.



  /s/ Christopher I. Naunton

  Christopher I. Naunton
  Chief Financial Officer
  August 15, 2002