Form 10-Q
period 2002-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2002-12-04
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2002

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

Item 1. Financial Statements






                         The Ridgewood Power Growth Fund

                              Financial Statements

                               September 30, 2002

The Ridgewood Power Growth Fund
Consolidated Balance Sheets  (unaudited)
-------------------------------------------------------------------------------



                                                   September 30,    December 31,
                                                        2002            2001
                                                   ------------    ------------
Assets:
Cash and cash equivalents ......................   $  1,212,585    $  1,048,316
Accounts receivable, net
 of allowance of
 $339,279 and $222,862 .........................      1,629,188         597,727
Due from affiliates ............................        208,856         181,832
Other current assets ...........................        237,102         213,106
                                                   ------------    ------------
      Total current assets .....................      3,287,731       2,040,981

Plant and equipment ............................     32,187,024      21,921,816
Construction in progress .......................      1,463,720       4,527,094
Office equipment ...............................      1,022,969         913,363
                                                   ------------    ------------
Total plant and equipment ......................     34,673,713      27,362,273
    Accumulated depreciation ...................     (3,247,281)     (1,401,263)
                                                   ------------    ------------
Plant and equipment, net .......................     31,426,432      25,961,010
                                                   ------------    ------------

Investment in:
Synergics Projects .............................     14,288,819      14,245,679
United Kingdom Landfill Projects ...............      5,398,337       5,500,719
Sinai Environmental Services ...................           --         1,086,913
                                                   ------------    ------------

      Total assets .............................   $ 54,401,319    $ 48,835,302
                                                   ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses ..........   $  1,510,911    $    373,868
Bank debt ......................................        761,998            --
Due to affiliates ..............................        467,358         424,769
                                                   ------------    ------------
      Total current liabilities ................      2,740,267         798,637
                                                   ------------    ------------

Bank debt, less current portion ................      5,256,558            --
Minority interest in the Egypt Projects ........      8,972,511       8,722,889
Commitments and contingencies

Shareholders' equity:
Shareholders' equity (658.1067
 investor shares issued and
  outstanding) .................................     37,616,987      39,479,962
Managing shareholders' accumulated
 deficit (1 management share
  issued and outstanding) ......................       (185,004)       (166,186)
                                                   ------------    ------------
      Total shareholders' equity ...............     37,431,983      39,313,776
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 54,401,319    $ 48,835,302
                                                   ------------    ------------




           See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                          Nine Months Ended             Three Months Ended
                     --------------------------    ----------------------------
                     September 30, September 30,   September 30,  September 30,
                          2002           2001           2002           2001
                      -----------    -----------    -----------    -----------


Revenues ..........   $ 4,351,994    $ 3,452,254    $ 2,058,225    $ 1,371,690

Cost of sales .....     3,838,263      2,162,971      2,064,592        870,892
                      -----------    -----------    -----------    -----------

Gross profit ......       513,731      1,289,283         (6,367)       500,798

General and
 administrative
 expenses .........     1,324,138      1,487,413        507,012        717,416
Management fee
 paid to the
 managing
 shareholders .....       822,633      1,233,950           --          411,317
                      -----------    -----------    -----------    -----------
 Total other
  operating
  expenses ........     2,146,771      2,721,363        507,012      1,128,733

Loss from
 operations .......    (1,633,040)    (1,432,080)      (513,379)      (627,935)

Other income
(expense):
Interest income ...        60,128        574,105         20,302        304,546
Income from
 Synergics
 Hydro Projects ...          --          993,685           --          331,229
Interest expense ..      (618,877)          --         (428,507)          --
 Equity interest in
  income (loss) of:
   ZAPWORLD.COM ...          --         (818,043)          --             --
   United Kingdom
    Landfill
    Projects ......      (484,021)        68,881       (102,058)        48,650
   Sinai
   Environmental
    Services ......       (37,298)          --               22           --
Other income
 (expense) ........         7,439           --           (8,928)          --
                      -----------    -----------    -----------    -----------
    Other income
     (expense),net     (1,072,629)       818,628       (519,169)       684,425
                      -----------    -----------    -----------    -----------

 Net loss before
  minority interest    (2,705,669)      (613,452)    (1,032,548)        56,490

  Minority interest
   in the loss
   (earnings) of
   the Egypt
   Projects .......       755,304       (200,083)       534,471       (110,686)
                      -----------    -----------    -----------    -----------

Net loss ..........   $(1,950,365)   $  (813,535)   $  (498,077)   $   (54,196)
                      -----------    -----------    -----------    -----------





          See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                          Managing
                         Shareholders    Shareholders       Total
                         ------------    ------------    ------------

Shareholders' equity,
 December 31, 2001 ...   $ 39,479,962    $   (166,186)   $ 39,313,776

Net loss .............     (1,930,861)        (19,504)     (1,950,365)

Cumulative translation
 adjustment ..........         67,886             686          68,572
                         ------------    ------------    ------------


Shareholders' equity,
 September 30, 2002 ..   $ 37,616,987    $   (185,004)   $ 37,431,983
                         ------------    ------------    ------------




The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive Loss  (unaudited)
--------------------------------------------------------------------------------


                          Nine Months Ended            Three Months Ended
                    ---------------------------   ---------------------------
                    September 30,  September 30,  September 30,  September 30,
                         2002           2001           2002           2001
                     -----------    -----------    -----------    -----------

Net loss .........   $(1,950,365)   $  (813,535)   $  (498,077)   $   (54,196)

Cumulative
 translation
 adjustment ......        68,572     (1,908,365)       (36,467)    (1,710,721)
                     -----------    -----------    -----------    -----------

Comprehensive loss   $(1,881,793)   $(2,721,900)   $  (534,544)   $(1,764,917)
                     -----------    -----------    -----------    -----------




















          See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                       Nine Months Ended
                                                 September 30,   September 30,
                                                     2002             2001
                                                 ------------    ------------

Cash flows from operating activities:
     Net loss ................................   $ (1,950,365)   $   (813,535)
                                                 ------------    ------------

     Adjustments to reconcile net loss
      to net cash flows from
       operating activities:
       Depreciation ..........................      1,871,298         993,881
       Minority interest in (loss)
        earnings from Egypt Projects .........       (755,304)        200,083
       Loss from unconsolidated
        ZAPWORLD.COM .........................           --           818,043
       Loss (income) from United
        Kingdom Landfill Projects ............        484,021         (68,881)
       Interest income from
        Synergics Projects ...................           --          (993,685)
       Loss from investment in Sinai
        Environmental Services ...............         37,298            --
       Changes in assets and liabilities:
         Increase in accounts
          receivable, net ....................       (833,574)       (783,837)
         (Increase) decrease in due
           from affiliates ...................       (191,899)            446
         Decrease (increase) in other
          current assets .....................        112,413        (163,098)
         Increase (decrease) in accounts
          payable and accrued
           expenses ..........................      1,140,242        (344,137)
         Increase in due to affiliates .......        207,464           4,175
                                                 ------------    ------------
             Total adjustments ...............      2,071,959        (337,010)
                                                 ------------    ------------
         Net cash provided by (used in)
           operating activities ..............        121,594      (1,150,545)
                                                 ------------    ------------

Cash flows from investing activities:
     Capital expenditures ....................     (1,613,359)     (8,474,071)
     Investment in United Kingdom
      Landfill Projects ......................           --        (3,472,460)
     Investment in Synergics Projects ........        (43,140)           --
     Cash paid for acquired business,
      net of cash received ...................       (950,810)           --
                                                 ------------    ------------
         Net cash used in investing activities     (2,607,309)    (11,946,531)
                                                 ------------    ------------

Cash flows from financing activities:
     Borrowings under bank loan ..............      2,673,740            --
     Repayments under bank loan ..............        (23,756)           --
     Contributions from minority interest ....           --         3,913,493
     Distributions to minority
      interest in Egypt Projects .............           --          (899,982)
                                                 ------------    ------------
         Net cash provided by
          financing activities ...............      2,649,984       3,013,511
                                                 ------------    ------------

Net increase (decrease) in
 cash and cash equivalents ...................        164,269     (10,083,565)

Cash and cash equivalents, beginning of period      1,048,316      15,328,703
                                                 ------------    ------------

Cash and cash equivalents, end of period .....   $  1,212,585    $  5,245,138
                                                 ------------    ------------



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

2. Summary Results of Operations for Selected Investments

Summary results of operations for the United Kingdom Landfill Projects, which are accounted for under the equity method, were as follows:

                         Nine Months Ended          Three Months Ended
                           September 30,                September 30,
                        2002           2001          2002          2001
                    -----------    -----------   -----------   -----------
Revenue .........   $ 5,810,000   $ 4,416,000  $ 2,046,000    $ 1,514,000
Cost of sales ...     5,289,000     3,176,000    1,837,000      1,133,000
Other expense ...     2,524,000       925,000      580,000       2138,000
Net income (loss)    (2,003,000)      315,000     (372,000)       243,000


3.  Summary of Significant Accounting Policies

New Accounting Standards and Disclosures
SFAS 141
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, which eliminates the pooling-of-interest method of accounting for business combinations and requires the use of the purchase method. In addition, SFAS 141 requires the reassessment of intangible assets to determine if they are appropriately classified either separately or within goodwill. SFAS 141 is effective for business combinations initiated after June 30, 2001. The Fund adopted SFAS 141 on July 1, 2001, which did not have an impact on the consolidated financial statements.

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Fund adopted SFAS 142 on January 1, 2002, which did not have an impact on the consolidated financial statements.

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Fund will adopt SFAS 143 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Fund.

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Fund adopted SFAS 144 on January 1, 2002, which did not have an impact on the consolidated financial statements.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Fund will adopt SFAS 145 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Fund.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Fund will adopt SFAS 146 effective January 1, 2003 and has assessed that this standard will not have a material impact on the Fund.

4.    Acquisition

On December 30, 2001, the Fund, through its Egyptian subsidiary, purchased a 28% equity interest in Sinai Environmental Services S.A.E. ("Sinai Company"), a 1,585,000 gallons per day water desalinization plant, for 4,999,800 Egyptian pounds (approximately $1,087,000). At December 31, 2001, the Fund accounted for this investment under the equity method of accounting because it had the ability to exercise significant influence, but not control. In February of 2002, the Fund made an additional investment of 4,414,888 Egyptian pounds (approximately $947,000) in Sinai Company to increase its ownership to 53% and gain control of Sinai Company. As a result of the additional investment, effective February 16, 2002, the Fund accounts for its investment in Sinai Company under the consolidation method of accounting.

In return for its investment the Fund received a 53% interest in the Sinai Company, which at the time of acquisition, had plant and equipment with a net book value of approximately $5,804,000, accounts receivable of $145,000 and other assets with an approximate book value of $278,000. In accordance with the purchase agreement, the Fund assumed approximately $379,000 and bank debt of approximately $3,323,000. The loan bears interest at 13.5% per annum and is collateralized by a lien on the assets of the Sinai Company. The provision of the loan restricts the Sinai Company from paying dividends to its shareholders or obtaining credit from other banks. The Company assigned the approximate excess purchase price of $696,000 to plant and equipment, which will be amortized over the 20 year life of the assets.

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

5. Related Party Transactions

At September 30, 2002 and December 31, 2001, the Trust had outstanding payables and receivables, with the following affiliates:

                                         Due To               Due From
                                   ------------------    ------------------
                                   Sept 30,    Dec 31,   Sept 30,    Dec 31,
                                     2002       2001       2002       2001
                                   --------   --------   --------   --------

Ridgewood Power Management LLC .   $131,992   $ 85,276   $   --     $   --
Ridgewood Electric Power Trust V       --       86,321      7,427     16,597
Ridgewood Egypt Fund ...........    334,980    253,172       --         --
United Kingdom Landfill Projects       --         --      201,429    164,875
Other affiliates ...............        386       --         --          360
                                   --------   --------   --------   --------
         Total .................   $467,358   $424,769   $208,856   $181,832
                                   --------   --------   --------   --------

From time to time, the Trust records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

6. Long-Term Debt

Following is a summary of Fund's Egyptian subsidiary's long-term debt at September 30, 2002:

                                    September 30, 2002
                                   ----------------------
Bank debt                                    $6,018,556
Less - Current maturity                        (761,998)
                                   ----------------------
Total long-term debt                         $5,256,558
                                   ----------------------


During the third quarter of 2002, the Fund's Egyptian subsidiary, executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately $2,674,000), which will mature on March 31, 2007. The loan will be repaid in quarterly installments of 781,250 (approximately $167,100) starting June 2003. Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (13.5% at September 30, 2002).

The Sinai Company, in which the Fund and its affiliates have a 53% ownership interest, has outstanding loans and interest payable of 15,637,349 Egyptian pounds (approximately $3,344,816). The loan bears interest at 13.5% per annum and is collateralized by a lien on the assets of the Sinai Company. The provision of the loan restricts the Sinai Company from paying dividends to its shareholders or obtaining credit from other banks. The loan, which had been in default since 1999, was amended during the third quarter of 2002. Beginning February 2003, the loan will be repaid in semi-annual installments. The loan will mature in February 2007.

Scheduled principal repayments of long-term debt are as follows:

    Period Ended
    September 30,   Payment
    -------------   -------
         2003   $   761,998
         2004     1,310,132
         2005     1,417,082
         2006     1,630,981
         2007       898,363
        Total    $6,018,556


7. Subsequent Event

Beginning in late 1999, the Fund and Ridgewood Electric Power Trust V ("Trust V") (collectively "Ridgewood Power") began negotiations with Synergics, Inc.
("Synergics") to buy nine existing hydroelectric generating plants (the "Synergics Projects"). In the course of negotiations and due diligence, Ridgewood Power learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Fund and Trust V, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. Trust V supplied $5 million of the capital used by the joint venture to acquire the debt and the Fund supplied the remaining $12 million. The Fund and Trust V own the joint venture in proportion to the capital each supplied and neither has preferred rights over the other.

On November 22, 2002, through another joint venture owned in the same proportion as the joint venture that acquired the debt of Synergics, the Fund and Trust V acquired 100% of the outstanding stock of Synergics. The former shareholders of Synergics Inc. received 100% of the outstanding shares of a subsidiary of Synergics in exchange for selling the stock of Synergics to the Fund and Trust V.

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

Results of Operations

Three Months Ended September 30, 2002, Compared to the Three Months Ended September 30, 2001

Revenues increased by $686,000, to $2,058,000 in the third quarter of 2002, as compared to the third quarter of 2001. $274,000 of the increase in revenues is due to the acquisition of Sinai Company on February 15, 2002. The remaining $412,000 increase is attributable to the increase in the capacity and number of completed facilities of the existing operations in Egypt.

Gross profit decreased from $501,000 for the three months ended September 30, 2001, to a loss of $6,000 for the corresponding period of 2002. The decrease is attributed to the increase in maintenance and depreciation expense as a result of the completion of facilities and their operation, as compared to the prior year when some facilities were still under construction.

The management fee decreased $411,000 due to the managing shareholder waiving the third quarter 2002 management fee.

Interest income decreased by $285,000 from $305,000 in the third quarter of 2001 to $20,000 in the third quarter of 2002 due to lower average cash balances. Interest expense for the third quarter of 2002 was $429,000, which is a result of the outstanding bank debt incurred by the Sinai Company and the new bank loan obtained by the Fund's Egyptian subsidiary.

The Fund recorded interest income from the note related to the Synergics Projects of $331,000 in the third quarter of 2001. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Fund ceased accruing interest effective as of October 1, 2001.

In the third quarter of 2002 the Fund recorded an equity loss of $102,000 from the United Kingdom Landfill Projects, compared to an equity income of $49,000 in the third quarter of 2001. The decrease in equity income is a result of the United Kingdom Landfill Projects incurring an increase in maintenance costs to repair some of the facilities, as well as an increase in general and administrative expenses resulting from the UK projects being managed, developed and operated internally. As a result of the increase in expenses and net loss recognized, the UK projects received a larger income tax benefit as compared to the prior year.

Nine Months Ended September 30, 2002, Compared to the Nine Months Ended September 30, 2001

Revenues increased by $900,000, to $4,352,000 for the nine months ended September 2002, as compared to the nine months ended September 2001. The increase in revenues is a result of a $264,000 increase from existing operations in Egypt and $636,000 due to the acquisition of Sinai Company on February 15, 2002. The increase in existing operation revenue is attributable to the increase in the capacity and number of completed facilities.

Gross profit decreased from $1,289,000 for the nine months ended September 30, 2001, to $514,000 for the corresponding period of 2002. The decrease is attributed to the increase in maintenance and depreciation expense as a result of the completion of facilities and their operation, as compared to the prior year when some facilities were still under construction.

The management fee decreased $411,000, from $1,234,000 for the first nine months of 2001 to $ 823,000 for the first nine months of 2002, due to the managing shareholder waiving the third quarter 2002 management fee.

Interest income decreased by $514,000 from $574,000 for the first nine months of 2002 to $60,000 for the corresponding period of 2002 due to lower average cash balances. Interest expense for the first nine months of 2002 was $619,000, which is a result of the outstanding bank debt incurred by the Sinai Company and the existing Egyptian operations.

The Fund recorded interest income from the note related to the Synergics Projects of $994,000 for the first nine months of 2001. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Fund ceased accruing interest effective as of October 1, 2001.

For the first nine months of 2001, the Fund recorded a loss on its investment in ZAP of $818,000. In the beginning of the third quarter of 2001, the Fund entered into an agreement with ZAP which resulted in the Fund selling its ZAP shares to ZAP and certain of its shareholders. In exchange for the returned shares, the Fund received a $1,500,000 interest bearing promissory note. The note calls for installment payments to be made to the Fund until its maturity in 2003. The Fund has received no payments on the note. Effective in the fourth quarter of 2001, the Fund wrote down its entire investment in ZAP to zero. On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court in Santa Rosa, California.

In the first nine months of 2002 the Fund recorded an equity loss of $484,000 from the United Kingdom Landfill Projects, compared to equity income of $69,000 for the corresponding period of 2001. The decrease in equity income is a result of the United Kingdom Landfill Projects incurring an increase in maintenance costs to repair some of the facilities, as well as an increase in general and administrative expenses resulting from the UK projects being managed, developed and operated internally. As a result of the increase in expenses and net loss recognized, the UK projects received an income tax benefit as compared to the income tax expense incurred in the prior year.

The Fund recorded a $37,000 equity loss in Sinai Company in the first nine months of 2002. The loss is for the period of January 1, 2002 to February 15, 2002, the period before the Fund increased its investment and became the majority shareholder of Sinai Company. The loss is due to the high management fees charged by Sinai Company's previous managing shareholder.

Liquidity and Capital Resources

Dollar amounts in this discussion are rounded to the nearest $1,000.

Cash provided by operating activities for the nine months ended September 30, 2002 was $122,000 as compared to a usage of $1,151,000 for the nine months ended September 30, 2001. The increase in cash flow from operating activities is primarily the result of the increase in accounts payable offset by the increase in the net loss in 2002.

Cash used in investing activities decreased to $2,607,000 during the first nine months of 2002 as compared to $11,947,000 in the first nine months of 2001. The decrease is primarily due to the Fund developing more power plants in Egypt in 2001, $8,474,000, as compared to $1,613,000 in 2002. The Fund also made a larger investment in the United Kingdom Landfill Projects in 2001, $3,472,000. The Fund, through its Egyptian subsidiary, invested $951,000 to increase its ownership in the Sinai Company to 53%.

Cash provided by financing activities for the first nine months of 2002 was $2,650,000 compared to $3,014,000 in the first nine months of 2001. The decrease in 2002 cash flow from financing activities is due to the $3,913,000 investment in the Egypt Projects by the Ridgewood/Egypt Fund in 2001. In 2002, the cash flow from financing activities was derived from borrowings under the newly executed bank loan. As opposed to the $900,000 cash distribution made by the Egypt Projects in 2001, there were no distributions made in 2002.

During the third quarter of 2002, the Fund's Egyptian subsidiary, executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately $2,674,000), which will mature on March 31, 2007. The loan will be repaid in quarterly installments of 781,250
Egyptian pounds (approximately $166,100) starting June 2003. Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (13.5% at September 30, 2002).

The Sinai Company, in which the Fund and its affiliates have a 53% ownership interest, has outstanding loans and interest payable of 15,637,349 Egyptian pounds (approximately $3,344,816). The loan bears interest at 13.5% per annum and is secured by a lien on the assets of the Sinai Company. The provision of the loan restricts the Sinai Company from paying dividends to its shareholders or obtaining credit from other banks. The loan, which had been in default since 1999, was amended during the third quarter of 2002. Beginning February 2003, the loan will be repaid in semi-annual installments. The loan will mature in February 2007.

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

Item 4. Controls and Procedures
Based on their evaluation, as of a date within 90 days of the filing date of this Form 10-Q, the Fund's Chief Executive Officer and Chief Financial Officer have concluded that the Fund's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                           THE RIDGEWOOD POWER GROWTH FUND
                                   Registrant

December 4, 2002              By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

                                CERTIFICATION


I,Robert E. Swanson, Chief Executive Officer of The Ridgewood Power Growth Fund ("registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of the registrant;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 4, 2002


/s/   Robert E. Swanson
-----------------------
Robert E. Swanson
Chief Executive Officer

                              CERTIFICATION


I,Christopher I. Naunton, Chief Financial Officer of The Ridgewood Power Growth Fund ("registrant"), certify that:


1. I have reviewed this quarterly report on Form 10-Q of the registrant;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 4, 2002


/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer