Form 10-K
period 2002-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2003-06-24
CIK 1057076

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                     Commission File No. 0-25935

                         THE RIDGEWOOD POWER GROWTH FUND
             (Exact Name of Registrant as Specified in Its Charter)

        Delaware                           22-3495594
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
of Incorporation or Organization)

         1314 King Street
         Wilmington, DE                                       19801

(Address of Principal Executive Offices)                    (Zip Code)

Registrant's Telephone Number, including Area Code:  (302) 888-7444

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Investor Shares of
                                                            Beneficial Interest

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

         There is no market for the Shares. The aggregate capital contributions made for the Registrant's voting Shares held by non-affiliates of the Registrant at March 31, 2002 was $65,810,670.

Exhibit Index is located on page 29.

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

(a) General Development of Business.

     The Fund was organized as a Delaware business trust in January 1998 to participate in the development, construction and operation of independent power generating facilities and certain other capital facilities ("Projects"). Ridgewood Energy Holding Corporation ("Ridgewood Holding"), a Delaware corporation, is the Corporate Trustee of the Fund.

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

     The Fund has two managing shareholders: Ridgewood Renewable Power LLC ("Ridgewood Power") and Ridgewood Power VI LLC ("Power VI"), both New Jersey limited liability companies. Power VI has assigned and delegated all of its rights and responsibilities to Ridgewood Power and is essentially a shell company. Ridgewood Renewable Power and Power VI are collectively referred to as the "Managing Shareholder." Both Ridgewood Renewable Power and Power VI are controlled by Robert E. Swanson, who is the manager and chief executive officer of each. The officers of Power VI are also the same as those of Ridgewood Renewable Power and Power VI currently does not conduct any business. Ridgewood Renewable Power takes all actions necessary to manage the Fund, without any participation by Power VI.

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

     In addition, the Fund is affiliated with the following trusts organized by the Ridgewood Power (the "Other Power Trusts"):

o Ridgewood Electric Power Trust I ("Power I");
o Ridgewood Electric Power Trust II ("Power II");
o Ridgewood Electric Power Trust III ("Power III");
o Ridgewood Electric Power Trust IV ("Power IV");
o Ridgewood Electric Power Trust V ("PowerV");
o Ridgewood/Egypt Fund ("Egypt Fund");
o Ridgewood Power B Fund/Providence Expansion ("B Fund")

     In addition, the Trust is affiliated with the following Delaware limited liability companies ("Ridgewood LLCs"), which have been organized by the Managing Shareholder:

o Ridgewood Renewable PowerBank LLC
o Ridgewood Renewable PowerBank II LLC

     With respect to the Ridgewood LLCs, the Managing Shareholder acts as the LLCs' Manager.

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

(b) Financial Information about Industry Segments.

     The Fund has been organized to operate in only one industry segment: independent power generation and similar capital, infrastructure and venture projects.

(c) Narrative Description of Business.

     (1) General Description.

     The  Fund  was  formed  to  participate   primarily  in  the   development,
construction and operation of Projects that generate electricity for sale to utilities and other users or provide long-term cash flows.

     (2) The Fund's Investments.

         (i)  United Kingdom Landfill Projects

     In 1999, Power V organized Ridgewood U.K. LLC, a Delaware, limited liability company ("UK LLC"). UK LLC subsequently formed Ridgewood UK Ltd ("UK LTD") to acquire certain operating landfill methane gas power generation projects located in England and Scotland (the "UK Projects"). Later, the Fund was admitted as a member of UK LLC and contributed capital to allow UK LTD to acquire more UK Projects. Power V and the Fund own an interest in UK LLC in proportion to the capital each has contributed, net of distributions and allocated profits and losses. UK LLC is owned 70% by Power Trust V and 30% by the Growth Fund. Prior to October 16, 2001, UK LLC owned 100% of the outstanding shares of UK LTD, which had acquired 10 UK Projects with total capacity of 19.9 Megawatts ("MW").

     On October 16, 2001, UK LTD issued additional shares as part of a transaction (the "UK Merger") to acquire various landfill gas projects in operation and under development, the assets of the management company that managed the UK Projects and the assets of the development company. All of the assets acquired were part of an affiliated group of companies that had developed and operated the first 10 UK Projects. Subsequent to the UK Merger, UK LTD changed its name to CLPE Holdings, LTD ("Envirogas"). As a result of the UK Merger, UK LLC's ownership interest in UK LTD decreased from 100% to 76.3%. The remaining 23.7% interest in UK LTD was owned by The Arbutus Group ("Arbutus").

     In 2003, Ridgewood UK, through a transaction with Arbutus, increased its ownership (and thereby reduced Arbutus' ownership) by 12%. As a result, Envirogas is now 88% owned by Power Trust V and the Growth Fund, and 12% owned by Arbutus.

     Envirogas currently has 15 projects (with aggregate  generating capacity of
25.5 MW) operating under Non-Fossil Fuel Obligation ("NFFO") contracts ("Envirogas Projects"). Envirogas Projects have been financed, in part, by bank financing provided by the Bank of Scotland. Outstanding debt under this bank facility was (pound)13.0 million as of December 31, 2002. NFFO began in 1990 and is a program supported by a small broad-based tax on electricity consumption that required companies supplying end-use customers to use the power supplied under NFFO contracts, including power produced at generating facilities using wind, water and waste materials, including landfill gas. The Envirogas Projects enjoy a guaranteed price and market under a long-term contracts for their output and have thus been relatively unaffected by developments in the United Kingdom electricity markets, which included the introduction in 2001 of the New Electricity Trading Arrangements ("NETA"). NETA replaced the Electricity Pool with a competitive wholesale energy market, resulting in a reduction of around 40% in the wholesale electricity price. While NETA has not impacted the income stream for the Envirogas Projects, it has caused problems for generators selling to the wholesale market that do not have the benefit of NFFO contracts.

     In addition to its developed and operational projects, Envirogas had a portfolio of approximately 17 MW of undeveloped landfill methane power projects that would qualify under the new Renewables Obligation ("RO") subsidy that was enacted in the United Kingdom in April 2002. The RO was adopted and implemented as a successor to NFFO, which had become outmoded by changes in the regulatory structure of the U.K.'s electricity supply industry as a successful stimulus to increasing renewable energy capacity. While this development portfolio was potentially very profitable as a result of the new subsidy being granted to qualifying renewable power producers under the RO, Envirogas was unable to obtain debt financing necessary to develop these projects.

     Under the RO program, electricity suppliers serving retail customers in the U.K. are required to demonstrate that a certain mandated percentage of their electricity supply portfolio was generated by RO Qualified Producers in order to avoid incurring penalty charges. The RO program mandated percentage of the total electricity supply that must come from RO Qualified Producers is 3.0% in 2002/3, 4.3% in 2003/4 and increases annually until 2010, when it reaches 10.4%. Electricity suppliers demonstrate their compliance with the RO through ROCs. Electricity suppliers obtain ROCs either (i) by owning RO-qualified generating facilities for which they receive ROCs from Ofgem or (ii) by purchasing them from independent RO Qualified Producers. At the NFPA auction in February 2003, the output of landfill methane gas-fired RO Projects sold for an average price of approximately 6.6 p/kwh. These auctions demonstrate a price for power plus ROCs of approximately 10.5 cents/kwh to 10.7 cents/kwh. The value of the ROC portion of this price has been estimated at between 4.5 p/kwh and 4.9 p/kwh (or
7.2 cents/kwh and 7.8 cents/kwh).

     Incremental profits resulting from a combined power plus ROC price greater than 7.0 p/kwh will be divided between PowerBank I and the UK LLC investors (Ridgewood's 88% share of Envirogas held by Power Trust V and The Growth Fund), with two-thirds of the incremental profit going to PowerBank I and one-third of the incremental profit going to the UK LLC as a compensation for UK LLC's, and its officers' and staff's, participation in and facilitation of PowerBank II transaction. This payment, should it be made, is specifically allocated to U.K LLC, not to CLP Envirogas Holdings, Ltd. UK LLC will receive its distribution in the form of a cash allocation.

 (ii) Egyptian Projects

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

     REI has 13 water plants constructed, with a total capacity of 17,000 cubic meters per day of potable water production (one cubic meter equals 264.2 U.S. gallons) and 5 electric generation plants with a total capacity of 18,000 kilowatts.

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

     As a result of the September 11, 2001 terrorist attacks against the United States, tourism in Egypt plummeted. Despite the continued violence in the Middle East and the continued volatility of the region, recently the number of bookings at the resorts served by REI have increased, although they are still less than normal. The Trust anticipates that the effects of the September 11th attacks and the current unrest in the Middle East will have a short-term effect on Egyptian tourism.

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

     In the beginning of the third quarter of 2001, the Fund entered into an agreement with ZAP which resulted in the Fund selling its ZAP shares to ZAP and certain of its shareholders. In exchange for the returned shares, the Fund received a $3,000,000 interest bearing promissory note. The note calls for installment payments to be made to the Fund until its maturity in 2003. The Fund has received no payments on the note.

     On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court in Santa Rosa, California. On or about July 1, 2003, the Second Amended Plan for Reorganization became effective and Ridgewood Zap's $3,000,000 note was converted into 994,500 shares of common stock in the ZAP, as reorganized. These shares are publicly traded but the shares issued to Ridgewood ZAP, as well as all other unsecured creditors who opted for an equity interest in the reorganized ZAP (as opposed to taking less than $.10 on the dollar for amounts owed by ZAP at the time of the bankruptcy filing) are subject to certain restrictions which limit the ability to transfer or sell such shares. Generally, beginning in the Summer of 2003, 12% of Ridgewood interest in ZAP's shares are released from restriction. Each quarter thereafter, an additional 12% are likewise released until all such stock is no longer subject to restrictions.

     In 1999, Mr. Swanson purchased a franchise to distribute ZAP's products in the eastern portion of Long Island, New York. See Item 12 -- Certain Relationships and Related Transactions for additional information.

 (iv) Synergics, Inc. Acquisition

     Beginning in late 1999, the Fund and Power V negotiations with Synergics, Inc. ("Synergics") to buy nine existing hydroelectric generating plants (the "Synergics Projects"). In the course of negotiations and due diligence, the Trust and the Growth Fund learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Trust and the Growth Fund, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. The Trust supplied $5 million of the capital used by the joint venture to acquire the debt and the Growth Fund supplied the remaining $12 million. The Trust and the Growth Fund own the joint venture in proportion to the capital each supplied and neither will have preferred rights over the other.

     On November 22, 2002, through another joint venture owned in the same proportion as the joint venture that acquired the debt of Synergics, the Fund and Power V acquired 100% of the outstanding stock of Synergics. The former shareholders of Synergics Inc. received 100% of the outstanding shares of a subsidiary of Synergics in exchange for selling the stock of Synergics to the Fund and Power V.

 (v)    Mediterranean Fiber Optic Project

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

(4) Trends in the Independent Power and Other Industries

     The Fund is somewhat insulated from the recent turmoil that has enveloped the electric energy industry during the past several years because the Synergics Projects are QFs with long-term formula-price Power Contracts. Each Power
Contract now provides for rates in excess of current short-term rates for purchased power. There has been much speculation that in the course of deregulating the electric power industry, federal or state regulators or utilities would attempt to invalidate these power purchase contracts as a means of throwing some of the costs of deregulation on the owners of independent power plants.

    (i) Foreign operations.

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

     The Egyptian Projects are developed at remote resort hotel sites on the Red Sea, which are distant from other electric and water sources. As a result, REI is relatively unaffected by trends in the Egyptian water and power industry, which is concentrated along the Nile River and Mediterranean Coast. Prices for power and water delivered to the Egyptian Projects hotels are based on contracted rates. Some contracts are short-term and in other cases, hotels may attempt to renegotiate the terms of their contracts. The market price for water not under contract varies depending on many factors, including fuel cost, availability of other sources of supply (primarily other desalination plants or the Nile River), demand (which is heavily dependant on temperature) and availability of transportation (primarily trucks and pipelines).

(5)  Competition

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

(ii)  Environmental Regulation.

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

     (d) Financial Information about Foreign and Domestic Operations and Export Sales.

     For 2001 and 2000, all revenues from customers not affiliated with the Fund were from Egypt. In 2002, revenues were recorded from customers of the Synergics and Egypt facilities. The financial statements of the UK Projects and ZAP are not consolidated with those of the Fund and, accordingly, their revenues are not considered to be operating revenues. As of and for the year ended December 31, 2002, income (loss) from sources inside and outside the United States and asset locations were as follows:

Geographic
Location            Income (loss)          Assets

United States      $(1,067,111)        $ 28,399,779

United Kingdom        (845,164)           5,184,870

Egypt               (1,419,098)          33,532,553

 (e)  Employees.

     The Fund has no employees. The persons described below at Item 10 - Directors and Executive Officers of the Registrant serve as executive officers of the Fund and have the duties and powers usually applicable to similar officers of a Delaware corporation in carrying out the Fund business.

     REI  has   approximately  103  employees  located  in  Egypt.  UK  LTD  has approximately 49 employees located in the United Kingdom.

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

UK Projects 15 sites in   Leased or  2014-  less than   n/a     Landfill gas
            England,      licensed   2015    10 acres           fueled gene-
            Scotland and  by UK LTD *                           ration plants
            Spain

Egypt       18 sites      Leased      n/a    less than      n/a  Electric gen-
 Projects   in Egypt      by REI **          10 acres            erating or
                                                                 water desali-
                                                                 nation facil-
                                                                 ties

Synergics    8 sites
            in U.S.    Leased          n/a    less than    n/a    Hydro-
                       by Synergics*          15 acres            facilities


* Joint venture owned by the Fund and Power V. ** Joint venture owned by the Fund, Power V and Egypt Fund.

         The Fund believes that these properties are currently adequate for current operations at those sites.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

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

     The Managing Shareholder has investigated the possibility and feasibility of a combination of the Other Power Trusts into a publicly traded entity. This would require the approval of the Investors in the Trust and the other programs after proxy solicitations, complying with requirements of the Securities and Exchange Commission, and a change in the federal income tax status of the Trust from a partnership (which is not subject to tax) to a corporation. The process of considering and effecting a combination, if the decision is made to do so, will be very lengthy. There is no assurance that the Managing Shareholder will recommend a combination, that the Investors of the Trust or other programs will approve it, that economic conditions or the business results of the participants will be favorable for a combination, that the combination will be effected or that the economic results of a combination, if effected, will be favorable to the Investors of the Trust or other programs. After conducting investigations during 2001, the Managing Shareholder concluded, and informed the Investors, that given current market conditions caused by, among other things, the general U.S. economic down turn, the September 11th terrorist attacks, the Enron bankruptcy and general volatility in the independent power business, it is preferable to delay significant expenditures pursuing any such combination until market conditions, as described above, improve.

(b)  Holders

     As of the date of this Annual Report on Form 10-K, there are 1,187 record holders of Investor Shares.


(c)  Dividends

     The Fund made distributions as follows for the years ended December 31, 2002 and 2001:

                                            Year ended December 31,
                                                 2002               2001
Total distributions to Investors                $  --              $  --
Distributions per Investor Share                   --                 --
Distributions to Managing Shareholder              --                 --

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

                                                              As of and for the
                                                        Period from Commencement
                                                             of Share Offering
                                                             (February 9, 1998)
                As of and for the Years Ended December 31,        through
                    2002         2001      2000         1999   December 1998

Sales           $5,830,356   $4,237,676  $2,180,231   $    --       $     --
Net loss         3,331,373   (3,037,411) (1,909,206)    (980,540)    (851,745)
Net assets
(shareholders'
  equity)       36,315,970   39,313,776  46,091,190    45,657,426   24,354,681
Investments in
 Plant and
 Equipment (net
 of depreciation)32,991,661  25,961,010  21,321,104          --           --
Total assets     67,117,202  48,835,302  53,174,689    45,881,708   25,733,430
Per Share of Trust:
  Revenues            8,859       6,439       3,313           --          --
  Net loss           (5,062)     (4,615)     (2,901)       (1,741)      (2,869)
  Net asset value    55,182      59,738      70,186        81,074       82,035
Distributions to
 Investors              --           --       5,265         1,642          --
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

     The Fund uses the equity method of accounting for its investments in ZAP, the UK Projects and the Mediterranean Fiber Optic Project/GFG. In 2001 and 2000, the Fund's investment in the Synergics Hydro projects was in the form of a note receivable and, accordingly, the Fund's earnings were in the form of interest income. In 2002, the Fund completed its acquisition of the Synergics Hydro projects and as a result, the Fund has consolidated the financial position and results of operations effective November 23, 2002.

     Through December 31, 1999, the Fund used the equity method of accounting for its investment in the Egypt Projects. Beginning in the first quarter of 2000, the Fund made additional investments and acquired majority ownership of the Egypt Projects. As a result, effective January 1, 2000, the Fund has consolidated the financial position and results of operations. For the years ended 2001 and 2000, all the Fund's consolidated revenue and cost of sales relate to the Egypt Projects.

Outlook

     In Egypt, the Fund, Power V and Egypt Fund have constructed 13 water desalination plants and 5 electric generation plants. The total capacity of the water and power plants is approximately 4,500,000 U.S. gallons per day and 18 megawatts, respectively. Each plant has a contract with a hotel or group of hotels for the sale of the water or electricity produced from the plant. These contracts have terms of up to thirty years.

     The Fund, through a United Kindgdom subsidiary, has purchased 15 landfill gas fired plants in the United Kingdom with a capacity of 25.5 megawatts. The Fund has a net ownership interest of 23% in the subsidiary. The plants sell the electricity to a quasi-autonomous non-governmental organization at an inflation adjusted price for 15 years. The subsidiary is developing 10 additional projects in the United Kingdom.

     The Fund and Power V also purchased a note receivable from Synergics for approximately $17 million. The joint venture acquired nine hydroelectric dams owned by Synergics by forgiving the $17 million of outstanding debt and paying an additional $1 million to the shareholders of Synergics and paying up to an additional $1.7 million of Synergics' tax liabilities that might be incurred as a result of the sale of its assets. The president of Synergics agreed to vote the stock of Synergics beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Fund and Power V that materially complies with the provisions outlined above. On November 22, 2002, through another joint venture owned in the same proportion as the joint venture that acquired the debt of Synergics, the Fund and Power V acquired 100% of the outstanding stock of Synergics. The former shareholders of Synergics Inc. received 100% of the outstanding shares of a subsidiary of Synergics in exchange for selling the stock of Synergics to the Fund and Power V.


Significant Accounting Policies

     The Fund's plant and equipment is recorded at cost and is depreciated over its estimated useful life. The estimated useful lives of the Fund's plant and equipment range from 5 to 20 years. A significant decrease in the estimated useful life of a material amount of plant and equipment could have a material adverse impact on the Fund's operating results in the period in which the estimate is revised and subsequent periods. The Fund evaluates the impairment of its long-lived assets based on projections of undiscounted cash flows whenever events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the assets. A significant reduction in actual cash flows and estimated cash flows may have a material adverse impact on the Fund's operating results and financial condition.

Results of Operations

The year ended December 31, 2002 compared to the year ended December 31, 2001.

     Revenues  increased  by  $1,592,000,  or 38%,  to  $5,830,000  in 2002,  as
compared to $4,238,000 in 2001. The increase in revenues is a result of a $334,000 increase from existing operations in Egypt, $887,000 due to the acquisition of Sinai Company on February 15, 2002, and $371,000 due to the acquisition of the Synergics Projects on November 23, 2002. The increase in existing operation revenue is attributable to the increase in the capacity and number of completed facilities.

     Gross margin decreased from $981,000 in 2001, to $427,000 in 2002. The decrease is primarily attributed to the increase in maintenance and depreciation expense incurred as a result of the completion of facilities and their operation, as compared to the prior year when some facilities were still under construction.

     General  and   administrative   expenses  increased  $728,000  or  56%,  to
$2,029,000 in 2002 from $1,301,000 in 2001. The increase is primarily due to the acquisition of the Synergic Projects and Sinai Company in 2002.

     The management fee paid to the Managing Shareholder decreased $823,000, or 50%, to $823,000 in 2002 from $1,645,000 in 2001. The decrease reflects the Managing Shareholder waiving the third and fourth quarter fees, whereas in 2001 the Fund was charged for a full year of management fees.

     In 2002, the Fund recorded a writedown of $298,000 for several of its on-site plants in Egypt that were shut down or sold. The Fund did not record any writedowns of projects in 2001.

     The Fund's loss from operations increased by $673,000, or 31%, to $2,861,000 in 2002 from $2,188,000 in 2001. The increase reflects the higher general and administrative charges, the writedown of investments and lower gross margin, partially offset by the decrease in the management fee in 2002.

     The Fund recorded interest income from the note related to the Synergics Projects of $994,000 in 2001. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Fund ceased accruing interest effective as of October 1, 2001.

     Interest income, excluding interest related to the Synergics Projects note, decreased by $246,000 or 80% to $60,000 in 2002 from $306,000 in 2001 reflecting lower average cash balances on hand.

     In the fourth quarter of 2001, the Fund recorded a loss of $1,282,000 relating to the write down of its investment in ZAP. In 2001 the Fund recorded an equity loss from its investment in ZAP of $818,000.

     Other income decreased  $46,000,  or 23%, from $198,000 in 2001 to $152,000 in 2002. The decrease relates to the reduction of foreign exchange gains from the Egyptian Projects.

     In 2002 the Fund recorded an equity loss of $845,000 from its investment in the UK Projects, compared to an equity loss of $165,000 in 2001. The increase in equity loss is a result of the UK Projects experiencing an increase in maintenance costs to repair some of the facilities.

     The Fund's Egyptian subsidiaries have a ten year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the years presented. In 2002, the Fund incurred $13,000 in income tax expense on behalf of the Synergics Projects.

     The Fund's net loss increased $294,000 or 10% from a loss of $3,037,000 in 2001 to $3,331,000 in 2002, primarily reflecting lower income from operations and lower interest income in 2002.

The year ended December 31, 2001 compared to the year ended December 31, 2000.

     Revenues increased by $2,058,000, to $4,238,000 in 2001, as compared to $2,180,000 in 2000. The increase is attributable to the increase in the capacity and number of completed facilities.

     Gross profit increased by $726,000, to $981,000 in 2001, as compared to $255,000 in 2000, as a result of the increase in revenues.

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


Liquidity and Capital Resources

     In 2002 and 2001, the Fund's operating activities used cash of $971,00 and $908,000, respectively.

     In 2002, investing activities provided $209,000 as a result of the cash received in the Synergics acquisition offset by the cash invested in the Egypt Projects and Sinai Company. In 2001, the Fund used $16,918,000 in its investing activities, primarily relating to investments in the UK Projects and the Egypt Projects.

     In 2002, the Fund generated $628,000 of cash from financing activities primarily as a result of borrowings of $2,688,000 from the Egyptian subsidiaries bank loan, offset by loan repayments of $554,000 and advances to affiliates of $1,505,000. In 2001, the Fund generated $3,638,000 of cash from financing activities, primarily as a result of contributions to the Egypt Projects by their minority shareholders.

     Obligations of the Fund are generally limited to payment of a management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Fund has not found it necessary to retain a material amount of working capital. In addition, the Managing Shareholder has agreed to defer collection of management fees in 2003, upon request.

     The UK Projects have collateralized long-term debt, without recourse to the Fund, with scheduled principal payments as follows:

2003            $1,118,000
2004             1,286,000
2005             1,463,000
2006             1,649,000
2007             1,794,000
Thereafter      13,651,000

     The long-term debt is repayable in semi annual installments each March 31st and September 30th through September 30, 2014. $10,305,507 of the outstanding debt bears interest at 7.17%, while $10,655,772 of the outstanding debt bears interest at 7.82%. The notes are collateralized by substantially all of the assets of the projects and the credit agreement requires that a debt service coverage ratio of 1.4 to 1 be maintained. At December 31, 2002, the UK Projects outstanding debt was current and in good standing with its bank.

     During the third quarter of 2002, Ridgewood Near East executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately $2,688,000), which will mature on March 31, 2007. The loan will be repaid in quarterly installments of 781,250 (approximately $168,000) starting June 2003. Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (12.5% at December 31, 2002).

     Sinai has outstanding loans and interest payable of 15,086,761 Egyptian pounds (approximately $3,244,000). The collateralization of the non-recourse loan is restricted to the assets of Sinai, which at December 31, 2002 were $6,957,265. The loan bears interest at 12% per annum. The provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. The loan has been in default since 1999 and has thus been classified as a current liability.

     Six of the Synergics Projects's hydro-electric power plants are financed by a term loan. The Fund has a choice of variable or fixed interest rates on the term loan. Variable rates are LIBOR plus 1 3/4% (3.20% at December 31, 2002) or the Lenders Corporate Base Rate plus 1/2%. At the Fund's option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1,000,000, for any period of time from two to seven years. Such fixed rate shall be based on the U.S. Treasury note rate at the date of election plus 2 3/4%. At December 31, 2002, the variable rate of 3.2% was the effective interest rate.

     This credit facility is collateralized by six hydroelectric plants and the notes receivable owned by the Synergics Projects. As additional compensation to the lender, the Fund is required to pay to the lender an additional amount equal to 10% of the cash flow, as defined, of the financed projects plus 10% of any net proceeds, as defined, from the sale or refinancing of any of the financed projects. No additional interest payments were required for the period ended December 31, 2002.

     The Fund is exposed to foreign currency risk primarily through its investments in the United Kingdom and Egypt.

     The Egyptian Projects and UK Projects have certain long-term agreements that require delivery of unspecified volumes of energy and water at fixed prices. These long-term contracts are not guaranteed by the Fund. The Fund and its subsidiaries anticipate that during 2003 their cash flow from operations will be sufficient to meet their obligations.

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

                                                December 31, 2002
                                              Expected Maturity Date
                                                        2003
                                                      (U.S. $)
Bank Deposits and Certificates of Deposit            $ 13,000
Average interest rate                                   1.04%

                                                      (U.S. $)
Bank Deposits denominated in Egyptian Pounds        $ 907,000
Average interest rate                                    1.05%


Item 8.  Financial Statements and Supplementary Data.

A.  Index to Consolidated Financial Statements

Report of Independent Accountants                      F-2
Consolidated Balance Sheets at December 31,
  2002 and 2001                                        F-3
Consolidated Statements of Operations for the
  three years ended December 31, 2002                  F-4
Consolidated Statements of Comprehensive Loss for
 the three years ended December 31, 2002               F-5
Consolidated Statements of Changes in
 Shareholders' Equity for the three years
  ended December 31, 2002                              F-5
Consolidated Statements of Cash Flows for the three
  years ended December 31, 2002                        F-6
Notes to Consolidated Financial Statements             F-8 to F-23

Financial Statements for United Kingdom Landfill Gas Projects

B. Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31,2002 and 2001. (Unaudited)

                                             2002
-------------------------------------------------------------------------------
                            First         Second          Third         Fourth
                           Quarter        Quarter        Quarter       Quarter
-------------------------------------------------------------------------------
Revenue ............   $   896,000    $ 1,398,000    $ 2,058,000    $ 1,478,000

Loss from operations      (538,000)      (571,000)      (513,000)    (1,239,000)

Net loss ...........      (762,000)      (690,000)      (498,000)    (1,381,000)




                                             2001
-------------------------------------------------------------------------------
                            First        Second         Third         Fourth
                           Quarter       Quarter        Quarter       Quarter
-------------------------------------------------------------------------------
Revenue ............   $   916,000    $ 1,165,000    $ 1,372,000    $   785,000

Loss from operations      (461,000)      (343,000)      (628,000)      (756,000)

Net loss ...........      (307,000)      (452,000)       (54,000)    (2,224,000)



                        Report of Independent Accountants


To the Shareholders of
The Ridgewood Power Growth Fund:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows present fairly, in all material respects, the financial position of The Ridgewood Power Growth Fund and its subsidiaries (the "Fund") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



PricewaterhouseCoopers LLP
Florham Park, NJ
May 29, 2003

  The Ridgewood Power Growth Fund
  Consolidated Balance Sheets
  ------------------------------------------------------------------------------

                                                           December 31,
                                                  -----------------------------
                                                       2002             2001
                                                  -----------      ------------
Assets:
Cash and cash equivalents ..................     $    919,903      $  1,048,316
Accounts receivable, net of
 allowance of $327,491 and
 $222,862...................................        1,586,394           597,727
Current portion of note receivable .........          200,000              --
Due from affiliates ........................        1,726,435           181,832
Prepaid and other current assets ...........          483,135           213,106
                                                 ------------      ------------

         Total current assets ..............        4,915,867         2,040,981

Investments:
Synergics Projects .........................             --          14,245,679
United Kingdom Landfill Gas Projects .......        5,184,870         5,500,719
Sinai Environmental Services ...............             --           1,086,913

Plant and equipment ........................       33,788,290        21,921,816
Construction in progress ...................        1,543,911         4,527,094
Office equipment ...........................        1,042,367           913,363
                                                 ------------      ------------

                                                   36,374,568        27,362,273
    Accumulated depreciation ...............       (3,382,907)       (1,401,263)
                                                 ------------      ------------

Plant and equipment, net ...................       32,991,661        25,961,010
                                                 ------------      ------------


Electric power sales contract ..............       17,430,794              --
Accumulated amortization ...................          (82,247)             --
                                                 ------------      ------------

                                                   17,348,547              --
                                                 ------------      ------------

Note receivable,
 less current portion ......................        6,549,822              --
Other assets ...............................          126,435              --
                                                 ------------      ------------


        Total assets .......................     $ 67,117,202      $ 48,835,302
                                                 ------------      ------------

Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses ......     $  2,823,107      $    373,868
Current portion of long term debt ..........        5,030,468              --
Due to affiliates ..........................          558,254           424,769
                                                 ------------      ------------

        Total current liabilities ..........        8,411,829           798,637
                                                 ------------      ------------

Loan payable, net of current portion .......        8,002,169              --
Minority interest ..........................       14,387,234         8,722,889

Commitments and contingencies

Shareholders' equity:
Shareholders' equity
 (658.1067 investor shares
  issued and outstanding) ..................       36,512,134        39,479,962
Managing shareholders'
 accumulated deficit (1 management
  share issued and outstanding) ............         (196,164)         (166,186)
                                                 ------------      ------------

        Total shareholders' equity .........       36,315,970        39,313,776
                                                 ------------      ------------

        Total liabilities and
         shareholders' equity ..............     $ 67,117,202      $ 48,835,302
                                                 ------------      ------------
       See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations
-------------------------------------------------------------------------------

                                            For the Year Ended December 31,
                                      -----------------------------------------
                                           2002         2001            2000
                                      -----------    -----------    -----------


Revenues ..........................   $ 5,830,356    $ 4,237,676    $ 2,180,231

Cost of sales,
 including depreciation
 of $2,076,939, $1,025,620
 and $588,119 in 2002,
  2001 and 2000 ...................     5,403,596      3,256,555      1,924,932
                                      -----------    -----------    -----------


Gross margin ......................       426,760        981,121        255,299

General and
 administrative expenses ..........     2,029,485      1,301,015        625,514
Investment fee paid
 to the managing
 shareholders .....................          --             --          199,590
Management fee paid to
 the managing shareholders ........       822,633      1,645,267      1,096,844
Write down of assets in
 power generation
  projects ........................       297,652           --             --
Provision for bad debt expense ....       138,233        222,862           --
                                      -----------    -----------    -----------

  Total other operating expenses ..     3,288,003      3,169,144      1,921,948
                                      -----------    -----------    -----------


Loss from operation ...............    (2,861,243)    (2,188,023)    (1,666,649)

Other income (expense):
Interest income ...................        59,678        305,746      1,718,371
Interest income from
 Synergics Projects ...............          --          993,685        883,275
Interest expense ..................      (987,602)       (29,698)          --
Equity interest in
 loss of:
  Sinai Environmental
   Services .......................       (37,287)          --             --
  ZAP .............................          --         (818,043)    (1,341,525)
  United Kingdom Landfill
   Gas Projects ...................      (845,164)      (164,559)          --
  GFG .............................          --             --          (49,924)
Other income ......................       152,314        197,629           --
Write down of investment
 in ZAP ...........................          --       (1,282,241)          --
Write down of investment
 in GFG ...........................          --             --       (1,447,746)
                                      -----------    -----------    -----------

Other (expense) income, net .......    (1,658,061)      (797,481)      (237,549)
                                      -----------    -----------    -----------


Loss before income taxes ..........    (4,519,304)    (2,985,504)    (1,904,198)

Provision for income taxes ........        12,622           --             --
                                      -----------    -----------    -----------


Loss before minority interest .....    (4,531,926)    (2,985,504)    (1,904,198)

Minority interest in the
 loss (earnings) of
  subsidiaries ....................     1,200,553        (51,907)        (5,008)
                                      -----------    -----------    -----------


Net loss ..........................   $(3,331,373)   $(3,037,411)   $(1,909,206)
                                      -----------    -----------    -----------



    See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Changes in Shareholders' Equity
For The Years Ended December 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                    Subscriptions     Managing
                    Shareholders     Receivable     Shareholders      Total
                    ------------    ------------    ------------   ------------

Shareholders'
 equity,
 January 1,2000
 (563.16
  investor
  shares and 1
  management
  share) ........    46,548,589    $   (863,500)   $    (27,663)   $ 45,657,426

Capital
 contributions,
 net (94.9467
 investor
 shares) ........     6,645,185         863,500            --         7,508,685

Distributions ...    (3,465,001)           --           (35,000)     (3,500,001)

Cumulative
 translation
 adjustment .....    (1,649,057)           --           (16,657)     (1,665,714)

Net loss ........    (1,890,114)           --           (19,092)     (1,909,206)
                    -----------    ------------    ------------    ------------

Shareholders'
 equity,
 December 31,2000
 (658.1067
  investor
  shares and 1
  management
  share) ........    46,189,602            --           (98,412)     46,091,190

Cumulative
 translation
 adjustment .....    (3,702,603)           --           (37,400)     (3,740,003)

Net loss ........    (3,007,037)           --           (30,374)     (3,037,411)
                   ------------    ------------    ------------    ------------

Shareholders'
 equity,
 December 31,2001
 (658.1067
 investor
 shares and 1
 management
 share) .........    39,479,962            --          (166,186)     39,313,776

Cumulative
 translation
 adjustment .....       330,231            --             3,336         333,567


Net loss ........    (3,298,059)           --           (33,314)     (3,331,373)
                   ------------    ------------    ------------    ------------

Shareholders'
 equity,
 December 31,2002
 (658.1067
 investor
 shares and 1
 management
 share) .........  $ 36,512,134            --      $   (196,164)   $ 36,315,970
                   ------------    ------------    ------------    ------------

      See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive Loss
--------------------------------------------------------------------------------

                                          For the Year Ended December 31,
                                    -----------------------------------------
                                        2002           2001           2000
                                    -----------    -----------    -----------
Net loss ........................   $(3,331,373)   $(3,037,411)   $(1,909,206)

Cumulative translation adjustment       333,567     (3,740,003)    (1,665,714)
                                    -----------    -----------    -----------

Comprehensive loss ..............   $(2,997,806)   $(6,777,414)   $(3,574,920)
                                    -----------    -----------    -----------

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------

                                         For The Year Ended December 31,
                                   --------------------------------------------

                                        2002           2001             2000
                                   ------------    ------------    ------------
Cash flows from
 operating activities:
Net loss .......................   $ (3,331,373)   $ (3,037,411)   $ (1,909,206)
Adjustments to reconcile
 net loss to net cash flows
 from operating activities:
  Depreciation .................      2,076,939       1,025,620         588,119
  Provision for doubtful
   accounts ....................        138,233         222,862
  Writedown of investments
   in power generation projects         297,652            --              --
  Minority interest in (loss)
   earnings of subsidiaries ....     (1,200,553)         51,907           5,008
  Equity interest in loss of ZAP           --           818,043       1,341,525
  Equity interest in loss of
   Sinai Environmental Services          37,287            --              --
  Equity interest in loss of
   United Kingdom Landfill Gas
     Projects ..................        845,164         164,559            --
  Equity interest in loss of GFG           --              --            49,924
  Write down investment in ZAP .           --         1,282,241            --
  Write down investment in GFG .           --              --         1,447,746
  Interest income from
   Synergics Projects ..........           --          (993,685)       (883,275)
  Changes in assets and
   liabilities, net of
   acquired businesses:
     (Increase) decrease in
       accounts receivable .....       (355,234)       (216,166)       (845,329)
     (Increase) decrease in
       other current assets ....        (23,465)       (185,860)         51,521
      Increase in other assets .       (126,435)           --              --
      Increase (decrease) in
       accounts payable and
       accrued expenses ........        576,441        (214,376)     (3,157,789)
      (Decrease) increase in due
        to/from affiliate, net .         94,126         174,209         378,074
                                   ------------    ------------    ------------

     Total adjustments .........      2,360,155       2,129,354      (1,024,476)
                                   ------------    ------------    ------------

Net cash used in
 operating activities ..........       (971,218)       (908,057)     (2,933,682)
                                   ------------    ------------    ------------


Cash flows from investing
 activities:
Capital expenditures ...........     (1,067,390)    (10,354,301)    (11,703,970)
Cash paid for acquisition of
 Sinai Environmental Services ..       (981,267)     (1,086,913)           --
Cash received (paid) in
 acquisition of Synergics
 Projects, net .................      2,261,686            --       (12,369,067)
Investment in United Kingdom
 Landfill Gas Projects .........         (4,491)     (5,476,886)       (334,611)
Cash acquired by consolidation
  of Egypt Projects ............           --              --           719,794
                                   ------------    ------------    ------------
Net cash provided by (used in)
 investing activities ..........        208,538     (16,918,100)    (23,687,854)
                                   ------------    ------------    ------------








      See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows (Continued)
-------------------------------------------------------------------------------


                                        For The Year Ended December 31,
                                   -------------------------------------------
                                       2002            2001           2000
                                    -----------    ------------  -------------

Cash flows from financing
 activities:
Borrowings under bank loan ....      2,688,172            --              --
Repayments under bank loan ....       (554,008)           --              --
Short term advances to
 affiliates, net ..............     (1,505,244)           --              --
Proceeds from shareholders'
 contributions ................           --              --         8,642,400
Selling commissions and
 offering costs paid ..........           --              --        (1,133,715)
Distribution to minority
 interest .....................           --        (1,399,982)           --
Contributions to Egypt Projects
 by minority member ...........           --         5,037,526       2,208,895
Cash distributions to
 shareholders .................           --              --        (3,500,001)
                                  ------------    ------------    ------------
Net cash provided by
 financing activities .........        628,920       3,637,544       6,217,579
                                  ------------    ------------    ------------

Effect of exchange rate on
 cash and cash equivalents ....          5,347         (91,774)           --
Net decrease in cash and
 cash equivalents .............       (128,413)    (14,280,387)    (20,403,957)
Cash and cash equivalents,
 beginning of period ..........      1,048,316      15,328,703      35,732,660
                                  ------------    ------------    ------------

Cash and cash equivalents,
 end of period ................   $    919,903    $  1,048,316    $ 15,328,703
                                  ------------    ------------    ------------


Supplemental Disclosures:
Operating assets and
 liabilities included in
 business acquisitions;
Accounts receivable ...........        780,137            --              --
Notes receivable ..............      6,749,822            --              --
Other assets ..................        248,478            --              --
Loans payable .................     10,898,473            --              --
Accounts payable and
 accrued expenses .............      1,766,868            --              --






       See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

1.  Organization and Purpose

The Ridgewood Power Growth Fund (the "Fund") was formed as a Delaware business trust in February 1997 by Ridgewood Energy Holding Corporation acting as the Corporate Trustee. The managing shareholders of the Fund are Ridgewood Renewable Power LLC ("RPC") and Ridgewood Power VI LLC ("RP6C") (collectively the "Managing Shareholder"). The Fund began offering shares on February 9, 1998 and discontinued its offering in April 2000. Ridgewood Capital Management LLC ("RCC", formerly Ridgewood Capital Corporation) provided most services required to support the offering. The Managing Shareholder and RCC are related through common ownership. The Fund had no operations prior to the commencement of the share offering.

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

SFAS 142
In June 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets, which eliminates the amortization of goodwill and other acquired intangible assets with indefinite economic useful lives. SFAS 142 requires an annual impairment test of goodwill and other intangible assets that are not subject to amortization. Other intangible assets with definite economic lives will continue to be amortized over their useful lives. The Fund adopted SFAS 142 effective January 1, 2002, with no material impact on the consolidated financial statements.

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

SFAS 144
In August 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of. For long-lived assets to be held and used, SFAS 144 retains the requirements of SFAS 121 to (a) recognize an impairment loss only if the carrying amount is not recoverable from undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. For long-lived assets to be disposed of, SFAS 144 establishes a single accounting model based on the framework established in SFAS 121. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations and replaces the provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of segments of a business. SFAS 144 also broadens the reporting of discontinued operations. The Fund adopted SFAS 144 effective January 1, 2002, with no material impact on the consolidated financial statements.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Fund will adopt SFAS 145 effective January 1, 2003 and has determined that this standard will not have a material impact on the Fund.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Fund will adopt SFAS 146 effective January 1, 2003 and has determined that this standard will not have a material impact on the Fund.

FIN 45
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Fund adopted the disclosure provisions of FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period beginning after June 15, 2003, for variable interest entities created prior to February 1, 2003. The Fund will adopt the disclosure provisions of FIN 46 effective June 15, 2003 and has determined that the adoption will not have a material impact on the Fund's consolidated financial statements.

Cash and cash equivalents
The Fund considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.

Impairment of Long-Lived Assets and Intangibles
In accordance with the provisions of SFAS No. 144, the Fund evaluates long-lived assets, such as fixed assets and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the discounted cash flows attributable to the asset or the estimated fair value of the asset.

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 3 to 20 years with a weighted average of 14 and 20 years at December 31, 2002 and 2001, respectively. During the years ended
December 31, 2002, 2001 and 2000, the Fund recorded depreciation expense of $1,994,692, $1,025,620 and $588,119, respectively.

Electric Power Sales Contracts
A portion of the purchase price of the Synergic's Projects was assigned to the Electric Power Sales Contracts at their fair market value and is being amortized over the duration of the contracts (11 to 22 years) on a straight-line basis. Long term power purchase contracts for each operating hydroelectric plant require the sale of the entire output of power of the respective facility to local public utility companies.

During the period ended December 31, 2002, the Fund recorded amortization expense of $82,247. The Fund expects to record amortization expense during the next five years as follows:

Year Ended
December 31,         Amortization

2003                  $986,964
2004                   986,964
2005                   986,964
2006                   986,964
2007                   986,964

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

No provision is made for United States federal income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the tax returns of the individual shareholders of the Fund. The Fund did incur state income taxes of $12,622 for the year ended December 31, 2002 on behalf of certain of the Synergics Projects. At December 31, 2002 and 2001, the Fund's net assets had a tax basis of $63,778,903 and $63,960,568, respectively.

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

Supplemental cash flow information
Total interest paid during the years ended December 31, 2002 and 2001 was $239,514 and $29,698, respectively.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes.


3.  Projects
                                                    Accounting        Percent
                                                      Method         Ownership
                                                   -------------    -----------
  Egypt Projects                                   Consolidation         68%
  Synergics Projects                               Consolidation       70.8%
  United Kingdom Landfill Gas Projects                    Equity         30%
  ZAP*                                                    Equity         21%
  GFG*                                                    Equity       12.5%

* The Fund has written its investments in ZAP and GFG to zero, in 2001 and 2000, respectively. Accordingly, the Fund no longer accounts for these investments.

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

Currently the Egypt projects consist of 13 water desalinization plants and 5 electric generation plants. The total capacity of the water and power plants is approximately 4,500,000 gallons per day and 18 megawatts, respectively. Each plant has a contract with a hotel or group of hotels for the sale of the water or electricity produced from the plant. These contracts generally have terms up to thirty years and some of the contracts provide for the transfer or sale of ownership of the plant to the hotel at the expiration of the contract. In 2002, the Fund shut down and removed the equipment from two of its on-site water desalinization plants. In addition, in the first quarter of 2003, the Fund sold another of its on-site power plants to the hosting hotel. As a result of these transactions, the Fund recorded a writedown of $297,652 to adjust the carrying value of the projects to reflect their current fair market value. The writedown has been presented as a separate line item under other operating expenses in the Consolidated Statements of Operations.

On December 30, 2001, the Fund, through its Egyptian subsidiary, purchased a 28% equity interest in Sinai Environmental Services S.A.E. ("Sinai"), a 1,585,000 gallons per day water desalinization plant, for 4,999,800 Egyptian pounds (approximately $1,087,000). At December 31, 2001, the Fund accounted for this investment under the equity method of accounting because it had the ability to exercise significant influence, but not control. In February of 2002, the Fund made an additional investment of 4,379,637 Egyptian pounds (approximately $939,000) to increase its ownership to 53% and gain control of Sinai. As a result of the additional investment, effective February 16, 2002, Ridgewood Near East accounts for its investment in Sinai under the consolidation method of accounting.

In return for its investment the Fund received a 53% interest in Sinai, which at the time of acquisition, had plant and equipment with a net book value of approximately $5,906,000, accounts receivable of $214,000 and other assets with an approximate book value of $32,000. In accordance with the purchase agreement, the Fund assumed approximately $450,000 of liabilities and bank debt of approximately $3,417,000. The loan, which was and still is in default, bears interest at 12% per annum. The collateralization of the non-recourse loan is restricted to the assets of Sinai, which at December 31, 2002 had a net book value of $6,957,265. The provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. The Fund assigned the estimated excess purchase price of $777,000 to plant and equipment, which will be amortized over the 20 year life of the assets.

Since the effective date of the acquisition of Sinai was February 16, 2002, the pro forma results of operations as if the merger had taken place on January 1, 2002 would not be significantly different than the current results included in the Consolidated Statements of Operations.

Synergics Projects
Beginning in late 1999, the Fund and Ridgewood Electric Power Trust V ("Trust V") began negotiations with Synergics, Inc. ("Synergics") to buy nine existing hydroelectric generating plants (the "Synergics Projects"). In the course of negotiations and due diligence, the Fund and Trust V learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Fund and Trust V, through a joint venture, acquired the debt from the lender on April 28, 2000 for a payment of $17 million to the lender. Trust V supplied $5 million of the capital used by the joint venture to acquire the debt and the Fund supplied the remaining $12 million. The Fund and Trust V own the joint venture in proportion to the capital each supplied and neither has preferred rights over the other.

On November 22, 2002, through another joint venture owned in the same proportion as the joint venture that acquired the debt of Synergics, the Fund and Trust V acquired 100% of the outstanding stock of Synergics. The former shareholders of Synergics Inc. received 100% of the outstanding shares of a subsidiary of Synergics in exchange for selling the stock of Synergics to the Fund and Trust V.

In total, the Fund and Trust V acquired the Synergics Projects for approximately $20.3 million. In return for their investment, the Fund and Trust V received eight hydroelectric generating plants with a market value of approximately $1.8 million, $2.4 million in cash, $6.7 million in notes receivable, $ .5 million in accounts receivable, and $.2 million in other assets. In accordance with the purchase agreement, the Fund and Trust V assumed approximately $7.5 million of bank debt and income taxes payable of approximately $1.2 million. The Fund and Trust V assigned the approximate excess purchase price of $17.4 million to electric power sales contracts, which will be amortized over the remaining life of the respective contracts.

The Fund accounted for its investment in the initial $17 million of debt acquired as a note receivable and accrued interest at 11% per annum. For the years ended December 31, 2001 and 2000, the Fund recorded $993,685 and $883,275 of income related to the debt of Synergics. During the second half of 2001, drought conditions affected many of the Synergics Projects, reducing revenues and cash flows recorded by Synergics. As a result of these reduced cash flows experienced by Synergics, the Fund ceased accruing interest effective as of October 1, 2001.

Effective November 23, 2002, the Fund accounted for its 70.8% interest in the Synergics Projects as a purchase and the results of operations of the Synergics Projects have been included in the Trust's consolidated financial statements.

The unaudited pro forma consolidated financial information of the Fund shown below has been prepared based upon the historical consolidated income statements of the Fund and Synergics, giving effect to the Funds acquisition of Synergics as if it had occurred at the beginning of each of the presented periods. The historical information has been adjusted to reflect the elimination of intercompany transactions as well as the interest income earned on notes receivable from third parties.

The pro forma information is not necessarily indicative of the results that the Fund would have had if its acquisition of Synergics had been completed prior to November 23, 2002, or the results that the Fund will have in the future.


         Pro forma Combined Statement of Operations

                  For the Year Ended December 31,
                  ------------------------------
                        2002         2001
                    -----------   -----------
Revenue .........   $10,154,427   $ 8,032,301
Cost of sales ...     7,427,470     5,517,871
Operating loss ..    (1,237,795)   (1,772,033)
Minority interest      (809,912)      (13,340)
Net loss ........    (2,384,203)   (4,125,520)


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

Certain unrelated shareholders of Ridgewood UK are attempting to renovate certain older projects in the United Kingdom. Under the terms of the UK Merger agreement, if they are successful in renovating these projects and the projects meet certain performance tests, Ridgewood UK will be obligated to acquire the renovated projects in exchange for the issuance of additional shares. The number of shares to be issued is dependent on the projected financial performance of the renovated projects. If Ridgewood UK issues the maximum number of shares to acquire the renovated projects, UK LLC's ownership of Ridgewood UK would fall from 76.3% to 63.5%. During 2002, the parties mutually agreed that Ridgewood UK would not acquire the defined older projects and would not be required to issue any additional shares in relation to these projects.

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

Ridgewood UK owns 15 plants with an installed capacity of 25.5 megawatts and sells the electricity under 15 year contracts to a quasi-autonomous, non-governmental organization that purchases electricity generated by renewable sources on behalf of all British utilities. Ridgewood UK has 10 additional projects under development. In the fourth quarter of 2002, Ridgewood UK decided not to continue the development of two of the plants it received as part of the 2001 UK Merger. As a result of this decision, Ridgewood UK recorded a writedown of $854,367 to adjust the carrying value of the projects to zero.

In addition to the plants located throughout the United Kingdom, Ridgewood UK has a 50% ownership in CLP Organogas SL ("Organogas"), a 2 megawatt plant located in Seville, Spain. The Company obtained its interest in Organogas, as well as a 50% interest in CLP Envirogas, SL, ("Envirogas"), a management and development service company also located in Seville, Spain, as part of the UK Merger.

During the first quarter of 2003, Ridgewood UK entered into an agreement with one of its minority shareholders. Under the terms of the agreement, Ridgewood UK transferred its 50% interest in the Spanish landfill projects in return for a portion of the minority shareholder's interest in Ridgewood UK. As a result of the transaction, Ridgewood UK increased its ownership in UK Ltd. from 76.3% to 88.3%.

The Fund's investment in the UK Landfill Gas Projects is accounted for under the equity method of accounting. The Fund's equity in the loss of the UK Landfill Gas Projects is included in the Fund's consolidated financial statements.

Summarized financial information for the UK Landfill Gas Projects is as follows:

         Balance Sheet Information

                                  December 31,  December 31,
                                      2002          2001
                                  -----------   -----------

Current assets ................   $ 6,892,113   $ 5,104,586
Non-current assets ............    40,735,267    36,435,013
                                  -----------   -----------
Total assets ..................   $47,627,380   $41,539,599
                                  -----------   -----------


Current liabilities ...........   $ 4,106,077   $ 3,326,271

Long-term debt ................    19,842,782    13,878,183
Deferred income taxes .........       918,249     1,081,202
Other liabilities .............        77,699          --
Minority interest .............     5,400,035     4,908,121
Members' equity ...............    17,282,538    18,345,822
                                  -----------   -----------
Liabilities and members' equity   $47,627,380   $41,539,599
                                  -----------   -----------


         Statement of Operations

                For the Year Ended December 31,
                ------------------------------
                     2002          2001
                 -----------   -----------

Revenue ......   $ 9,120,088   $ 6,233,030
Cost of sales      9,991,516     5,594,142
Other expenses     1,945,724     1,187,718
                 -----------   -----------
Net loss .....   $(2,817,152)  $  (548,830)
                 -----------   -----------

ZAP
On March 30, 1999, the Fund, through a wholly owned subsidiary, purchased 678,808 shares of common stock of ZAP (formerly ZAP World.com, "ZAP") for $2,050,000. ZAP, headquartered in Sebastopol, California, designs, assembles, manufactures and distributes electric power bicycle kits, electric bicycles and tricycles and electric scooters. The Fund also received a warrant to purchase additional shares of ZAP's common stock at a price between $3.50 and $4.50 per share. The Fund exercised the warrant in June 1999 and purchased 571,249 additional shares for $2,000,000. The Fund owns approximately 21% of the outstanding common stock of ZAP. In December 1999, the Fund received a warrant to purchase an additional 100,000 shares of ZAP at a price of $6.25 per share which expired in December 2002.

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

On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court in Santa Rosa, California. On or about July 1, 2003, the Second Amended Plan for Reorganization became effective and the Fund's note was converted into 994,500 shares of common stock in the reorganized ZAP. The new shares are publicly traded but are subject to certain restrictions, which limit the Fund the ability to transfer or sell such shares. Generally, beginning in the third quarter of 2003, 12% of the Fund's interest will be released from restriction. Each quarter thereafter, an additional 12% will be likewise released until all such stock is no longer subject to restrictions. Effective in the fourth quarter of 2001, the Fund wrote down its entire investment in ZAP to zero.

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

4.       Long-Term Debt

Following is a summary of long-term debt at December 31, 2002:


                       Sinai         Ridgewood       Synergics        Total
                                     Near East
                   ------------    -------------   ------------    ------------

Bank debt .......  $  3,244,465    $  2,688,172    $  7,100,000    $ 13,032,637
Less -
 Current maturity    (3,244,465)       (336,003)     (1,450,000)     (5,030,468)
                   ------------    ------------    ------------    ------------
Total long-term
 debt ...........  $       --      $  2,352,169    $  5,650,000    $  8,002,169
                   ------------    -------------   -------------   ------------


During the third quarter of 2002, Ridgewood Near East executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately $2,688,000), which will mature on March 31, 2007. The loan will be repaid in quarterly installments of 781,250 (approximately $168,000) starting June 2003. Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (12.5% at December 31, 2002).

Sinai has outstanding loans and interest payable of 15,086,761 Egyptian pounds (approximately $3,244,000). The collateralization of the non-recourse loan is restricted to the assets of Sinai, which at December 31, 2002 were $6,957,265. The loan bears interest at 12% per annum. The provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. The loan has been in default since 1999 and has thus been classified as a current liability.

Six of the Synergics Projects's hydro-electric power plants are financed by a term loan. The Fund has a choice of variable or fixed interest rates on the term loan. Variable rates are LIBOR plus 1 3/4% (3.20% at December 31, 2002) or the Lenders Corporate Base Rate plus 1/2%. At the Fund's option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1,000,000, for any period of time from two to seven years. Such fixed rate shall be based on the U.S. Treasury note rate at the date of election plus 2 3/4%. At December 31, 2002, the variable rate of 3.2% was the effective interest rate.

This credit facility is collateralized by six hydroelectric plants and the notes receivable owned by the Synergics Projects. As additional compensation to the lender, the Fund is required to pay to the lender an additional amount equal to 10% of the cash flow, as defined, of the financed projects plus 10% of any net proceeds, as defined, from the sale or refinancing of any of the financed projects. No additional interest payments were required for the period ended December 31, 2002.

Scheduled principal repayments of long-term debt are as follows:

                                       Year Ended
                                      December 31,              Payment
                                      ------------               ------
                                      2003                   $5,030,468
                                      2004                    2,147,043
                                      2005                    2,147,043
                                      2006                    2,147,043
                                      Thereafter              1,561,040
                                                              ---------
                                        Total               $13,032,637
                                                            ===========

5. Lease Commitments

One of the Synergic Projects hydroelectric plants has leased the site at its facility under a long term lease which terminates in 2024. Rent expense for the period November 23, 2002 to December 31, 2002 was $12,083.

Minimum lease payments are as follows:

                   2003                         $160,000
                   2004                          170,000
                   2005                          185,000
                   2006                          195,000
                   2007                          200,000
              Thereafter                       5,426,477
                                               ---------
    Total Minimum Lease                      $ 6,336,477
                                               =========
Payments

The Fund has certain other leases that require payments based upon a percentage of annual gross revenue of the hydroelectric plant less any taxes or other fees paid to the lessors. There are no minimum rents required and these commitments are not included in the amounts presented above. Rent expense for these hydroelectric plants for the period November 23, 2002 to December 31, 2002 was $451.

One of the Company's hydroelectric plants is subject to a second mortgage lien in the amount of $2,017,000, in the event the plant defaults on its electric power sales contract with the utility.

6.  Note Receivable

During 1989, Synergics, Inc. constructed a hydroelectric facility for the Truckee-Carson Irrigation District (TCID). The construction and term funding for this plant was provided by a portion of the secured credit facility ( See Note
4), and funds from Synergics Inc. and TCID. The sales price of the plant was paid by assignment of future excess cash flows, as defined, of the hydroelectric plant. Synergics, Inc. repaid construction advances received from the hydro-electric plant by assignment of the long term receivable. The receivable has been pledged as additional collateral for the variable rate credit facility (see Note 3). By agreement with TCID, all excess cash flows of the plant are paid to the Fund as escrow agent for the benefit of TCID, Synergics, Inc. and the Fund. The agreement runs for 20 years and is automatically renewable until the full amount due the Fund has been paid. The amounts initially due Synergics, Inc. and assigned to the Fund were:


               Portion payable over
                15 years at variable interest           $ 4,000,000

               Portion payable over
                15 years at 15% fixed rate                2,137,000
                                                          ---------
                      Total due                         $ 6,137,000
                                                          =========

Cash flow from the plant is to be disbursed on the following priority basis after payment of operating and maintenance expenses:

a) for payment of principal and interest on $4,000,000 portion ("First Note");
b) for payment of principal and interest on $1,363,000 at 10% interest amortized over 15 years to TCID ("Second Note");
c) for payment of principal and interest on the $2,137,000 portion at 15% interest ("Third Note"); and

Any accrued interest not paid on the Second or Third Note are to be added to principal and the new balance amortized over the remaining amortization period. Any accrued interest not paid or deferred principal amounts on the First Note are given priority ahead of the Second and Third Note.

Operations began in June 1989 and cash flow has not been sufficient to make all scheduled payments on the notes. Accrued and unpaid interest has been added to the principal amounts due under the First and Third Notes.

Upon the November 2002 acquisition, the Fund adjusted the carrying value of the First and Third Notes receivable to $1,278,756 and $5,471,066, respectively, based upon the present value of expected cash flows from the hydroelectric facility. As payments on the Third note have not yet commenced, no interest income has been recorded in the periods presented.

Repayments due the Fund on the First Note are as follows at December 31, 2002:

                                                     First
                                                     Note
                                              ---------------
             2003                              $     200,000
             2004                                    200,000
             2005                                    200,000
             2006                                    200,000
             2007                                    200,000
             Thereafter                              278,756
                                              --------------
                                               $   1,278,756

As previously mentioned, payments on the Third Note are contingent upon the cash flows from operations. The Fund does not expect to receive payments on the Third Note until after the First and Second Notes are repaid.

7.  Consulting Agreements

The Fund's Egypt Projects have agreements with consultants that provide marketing, construction and management services in Egypt. The consultants receive, in total, a development fee of 10% of the capital cost of any completed projects, an annual management fee of 1% of the capital cost of completed projects and reimbursement of out-of-pocket costs incurred in performing their duties under the agreements.

8.  Litigation

In February  2003, a complaint  was filed  against a subsidiary of the Fund by a corporation claiming breach of contract. The corporation is requesting damages of $1,288,779, plus interest, costs and attorney's fees. The Fund has significant defenses to these claims and intends to defend against the claims vigorously. In the opinion of management, the resolution of the litigation is not expected to have a material adverse effect on the financial position or results of operations of the Fund.

9.  Fair Value of Financial Instruments

At December 31, 2002 and 2001, the carrying value of the Fund's cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value. It is not practicable to determine the fair value of the Sinai debt as it is in default.


10. Transactions With Managing Shareholder and Affiliates

The Fund pays RCC an organizational, distribution and offering fee up to 6% of each capital contribution made to the Fund. This fee is intended to cover legal, accounting, consulting, filing, printing, distribution, selling and closing costs for the offering of the Fund. For the year ended December 31, 2000, the Fund paid fees for these services to RCC of $422,790. These fees are recorded as a reduction in the shareholders' capital contribution.

The Fund also pays to RPC, one of the Managing Shareholder, an investment fee up to 2% of each capital contribution made to the Fund. The fee is payable to RPC for its services in investigating and evaluating investment opportunities and effecting transactions for investing the capital of the Fund. For the year ended December 31, 2000, the Fund paid investment fees to the managing shareholder of $199,590.

The Fund entered into a management agreement with RP6C, a Managing Shareholder, under which RP6C renders certain management, administrative and advisory services and provides office space and other facilities to the Fund. As compensation to the RP6C for such services, the Fund pays it an annual management fee equal to 2.5% of the total capital contributions to the Fund payable monthly upon the closing of the Fund. The Fund closed on April 30, 2000 and management fees of $822,633, $1,645,267 and $1,096,844 were paid for the years ended December 31, 2002, 2001 and 2000, respectively. For the year ended December 31, 2002, the managing shareholder waived 50% of the management fee due.

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

Where permitted, in the event the Managing Shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Fund, the Managing Shareholder or such affiliate may charge the Fund a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 2002.

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

At  December  31,  2002  and  2001,  the  Fund  had  outstanding   payables  and
receivables, with the following affiliates:

                                        As of December 31,
                                Due To                     Due From
                         -----------------------   ------------------------
                            2002          2001        2002          2001
                         ----------   ----------   ----------   -----------
Ridgewood Management .   $  179,402   $   85,276   $     --     $     --
Trust V ..............         --         86,321    1,490,549         --
Egypt Fund ...........      378,852      253,172         --           --
United Kingdom
 Landfill Gas Projects         --           --        218,809      164,875
Other affiliates .....         --           --         17,077       16,957

From time to time, the Fund records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

11. Preferred Participation Rights

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

12.  Key Employees Incentive Agreement

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


13. Financial Information by Business Segment

The Fund's business segments were determined based on similarities in economic characteristics and customer base. The Fund's principal business segments consist of power generation and water desalinization.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:


                                   Water
                    ---------------------------------------
                        2002          2001          2000
                    -----------   -----------   -----------
Revenue .........   $ 4,088,172   $ 2,797,834   $ 1,043,483
Depreciation and
  amortization ..     1,395,198       609,671       268,367
Gross margin ....     1,954,279     1,191,176       317,079
Property, Plant &
  Equipment, net     19,009,864    10,628,640     6,634,928




                                     Power
                      --------------------------------------------
                          2002            2001            2000
                      ------------    ------------    ------------
Revenue ...........   $  1,742,184    $  1,439,842    $  1,136,750
Depreciation and
  amortization ....        419,345         208,164         183,450
Gross margin (loss)        (49,539)         (2,269)         74,526

Property, Plant &
  Equipment, net ..     11,514,945      10,107,668      10,242,574




                                  Corporate
                      ------------------------------------
                         2002        2001          2000
                      ---------    ---------    ----------
Revenue ...........   $    --      $    --      $    --
Depreciation and
  amortization ....     262,396     (207,785)     136,302
Gross margin (loss)    (262,396)     207,785     (136,302)
Property, Plant &
  Equipment, net ..     922,941      697,607      212,422


                                   Total
                    ---------------------------------------
                        2002         2001          2000
                    -----------   -----------   -----------
Revenue .........   $ 5,830,356   $ 4,237,676   $ 2,180,234
Depreciation and
  amortization ..     2,076,939     1,025,620       588,119
Gross margin ....       426,760       697,607       255,302
Property, Plant &
  Equipment, net     31,447,750    21,433,916    17,089,925



14.   Subsequent Event

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. As of May 31, 2003, the Funds investment in the Egyptian projects decreased by approximately 23% as a result of the decrease in exchange rate.



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

(a) General.

     As Managing Shareholder of the Fund, Ridgewood Renewable Power has direct and exclusive discretion in management and control of the affairs of the Fund. A Managing Shareholder will be entitled to resign as Managing Shareholder of the Fund only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder) or
(ii) without cause with the consent of a majority in interest of the Investors. It may be removed from its capacity as Managing Shareholder as provided in the Declaration.

     The purpose for having two managing shareholders, Ridgewood Renewable Power and Power VI, was to have continuity of management related to certain transactions that were considering regarding a combination of Power I through Power V to combine into a publicly traded business. That transaction did not occur but Power VI remains.

(b) Managing Shareholder.

     Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of business trusts and as a managing general partner of limited partnerships which are organized to participate in the development, construction and ownership of Independent Power Projects. It organized the Fund and acted as managing shareholder until April 1999. On or about April 21, 1999 it was merged into the current Managing Shareholder, Ridgewood Power LLC. Ridgewood Power LLC was organized in early April 1999 and has no business other than acting as the successor to Ridgewood Power Corporation. In December of 2002, Ridgewood Power LC changed its name to Ridgewood Renewable Power, LLC.

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

     Ridgewood  Renewable  Power has also  organized  the Other Power  Trusts as
Delaware business trusts to participate in the independent power industry. Ridgewood Power LLC is now also their Managing Shareholder. The business objectives of these trusts are similar to those of the Fund.

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

     Robert E. Swanson, age 56, has also served as President of the Fund since its inception in 1991 and as President of RPM, the Other Power Trusts and Ridgewood LLCs since their respective inceptions. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. He also is Chairman of the Board of the Ridgewood Capital Venture Partners I II, II and IV ("Ridgewood Venture Funds") venture capital funds. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New York State and New Jersey bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

     Robert L. Gold, age 44, has served as Executive Vice President of the Managing Shareholder, RPM, the Fund, the Other Power Trusts and Ridgewood LLCs since their respective inceptions. He has been President of Ridgewood Capital since its organization in 1998. As such, he is President of the Ridgewood Venture Partners Funds. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

     Daniel V.  Gulino,  age 42, has been  Senior  Vice  President  and  General
Counsel of the Managing Shareholder, RPM, The Fund, Other Power Trusts and Ridgewood LLCs. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, Inc. and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax's electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

     Christopher I. Naunton, 38, has been the Vice President and Chief Financial Officer of the Managing Shareholder, RPM, the Fund, Other Power Trusts, and
Ridgewood LLCs. From February 1998 to April 2000, he was Vice President of Finance of an affiliate of the Managing Shareholder. Prior to that time, he was a senior manager at the predecessor accounting firm of PricewaterhouseCoopers LLP. Mr. Naunton's professional qualifications include his certified public accountant qualification in Pennsylvania, membership in the American Institute of Certified Public Accountants and a Bachelor of Science degree in Business Administration from Bucknell University (1986).

     Mary Lou Olin, age 48, has served as Vice President of the Managing Shareholder, RPM, Ridgewood Capital, the Fund, Other Power Trusts and Ridgewood LLCs since their respective inceptions. She has also served as Vice President of Ridgewood Energy since October 1984, when she joined the firm. Her primary areas of responsibility are investor relations, communications and administration. Prior to her employment at Ridgewood Energy, Ms. Olin was a Regional Administrator at McGraw-Hill Training Systems where she was employed for two years. Prior to that, she was employed by RCA Corporation. Ms. Olin has a Bachelor of Arts degree from Queens College.

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


     In 2002 and 2001, the Fund did not make distributions to the Managing Shareholder (which is a member of the Board of the Fund) as stated at Item 5 - Market for Registrant's Common Equity and Related Stockholder Matters. In addition, the Fund and its subsidiaries paid fees and reimbursements to the Managing Shareholder and its affiliates as follows:

Fee                    Paid to       2002   2001     2000      1999      1998

Investment fee        Ridgewood
                      Power           --     --    $199,500  $560,650  $577,813
Placement agent fee   Ridgewood
 and sales commis-    Securities
 sions                Corporation      --    --      98,950   188,842   304,031
Management Fees       Ridgewood   822,633 1,645,267 1,096,844      --        --
                      Power
Organizational,       Ridgewood
 distribution and     Power
 offering fee                         --      --    442,790 1,698,842 1,775,798
Due diligence         Ridgewood
 expenses(a)          Power           --      --     708,758   868,208       --

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

Item 14.  Control and Procedures

     Within the 90 days prior to the filing date of this Report, the Fund's Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness and design of the Fund's disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange
Act"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer each concluded that the disclosure controls and procedures were effective, with the exception of the matter noted below.

     During the 2002 annual financial reporting process, management has identified deficiencies in the Fund's ability to process and summarize financial information of certain individual projects and equity investees on a timely basis. Management is establishing a project plan to address this deficiency in 2003.

     There have been no significant changes in the internal controls or in other factors that could significantly affect these controls subsequent to the date that they completed their evaluation.

     The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Exchange Act as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." The Fund's disclosure controls and procedures are designed to ensure that material information relating to the consolidated subsidiaries is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosures.


Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a)  Financial Statements.

     See the Index to Financial Statements in Item 8 hereof.

 (b) Reports on Form 8-K.

          The Registrant filed a Form 8-K with the Commission on November 27, 2002 reporting the acquisition of Synergics, Inc.

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

     10.I. Letter of Intent with Synergics, Inc. for acquisition of Hydroelectric Projects

     10.J. Operating Agreement between Ridgewood Egypt for Infrastructure Projects, Ltd. and Ridgewood International Development LLC.

     99.1. Certifications under Section 906 of the Sarbanes-Oxley Act.

The Registrant agrees to furnish supplementally a copy of any omitted exhibit or schedule to agreements filed as exhibits to the Commission upon request.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                     Title                          Date



THE RIDGEWOOD POWER GROWTH FUND (Registrant)

By:/s/ Robert E. Swanson    President                            June 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:/s/ Robert E. Swanson    President                            June 24, 2003
Robert E. Swanson

By:/s/ Christopher Naunton  Vice President and                   June 24, 2003
Christopher Naunton   Chief Financial Officer

RIDGEWOOD POWER LLC  Managing Shareholder                        June 24, 2003
By:/s/ Robert E. Swanson    President
Robert E. Swanson

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


I, Robert E. Swanson, Chief Executive Officer of The Ridgewood Power Growth Fund ("registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003
/s/   Robert E. Swanson
-----------------------
Robert E. Swanson
Chief Executive Officer

                   CERTIFICATION PURSUANT TO RULE 13A-14 UNDER
                 THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED


I, Christopher I. Naunton, Chief Financial Officer of The Ridgewood Power Growth Fund ("registrant"), certify that:

1. I have reviewed this annual report on Form 10-K of the registrant;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 24, 2003
/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer