Form 10-Q
period 2003-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2004-01-16
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2003

                         Commission file Number 0-25935

                           RIDGEWOOD POWER GROWTH FUND
            (Exact name of registrant as specified in its charter.)

              Delaware                             22-3495594
              --------                            ------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)             Identification No.)

   1314 King Street, Wilmington, Delaware                  19801
   ------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

   (302) 888-7444 Registrant's telephone number, including area code:

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

Item 1. Financial Statements






                         The Ridgewood Power Growth Fund

                        Consolidated Financial Statements

                                 March 31, 2003

The Ridgewood Power Growth Fund
Consolidated Balance Sheets(unaudited)
------------------------------------------------------------------------------



                                                     March 31,     December 31,
                                                       2003            2002
                                                   ------------    ------------
Cash and cash equivalents ......................   $    543,168    $    919,903
Accounts receivable, net of allowance
 of $264,014 and $327,491 ......................      1,698,613       1,586,394
Current portion of note receivable .............        200,000         200,000
Due from affiliates ............................      1,724,986       1,726,435
Prepaid and other current assets ...............        604,712         483,135
                                                   ------------    ------------
         Total current assets ..................      4,771,479       4,915,867

Investments:
United Kingdom Landfill Gas Projects ...........      4,937,030       5,184,870

Plant and equipment ............................     28,264,330      33,788,290
Construction in progress .......................      1,244,658       1,543,911
Office equipment ...............................        841,288       1,042,367
                                                   ------------    ------------
                                                     30,350,276      36,374,568
    Accumulated depreciation ...................     (3,285,457)     (3,382,907)
                                                   ------------    ------------
Plant and equipment, net .......................     27,064,819      32,991,661
                                                   ------------    ------------

Electric power sales contracts .................     16,634,144      17,430,794
Accumulated amortization .......................       (329,837)        (82,247)
                                                   ------------    ------------
                                                     17,404,307      17,348,547
                                                   ------------    ------------

Note receivable, less current portion ..........      6,549,822       6,549,822
Other assets ...................................         87,490         126,435
                                                   ------------    ------------

         Total assets ..........................   $ 59,714,947    $ 67,117,202
                                                   ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses ..........   $  1,795,356    $  2,823,107
Current portion of long term debt ..............      4,163,614       5,030,468
Due to affiliates ..............................        788,857         558,254
                                                   ------------    ------------
         Total current liabilities .............      6,747,827       8,411,829
                                                   ------------    ------------

Loan payable, net of current portion ...........      7,177,506       8,002,169
Minority interest ..............................     12,932,387      14,387,234

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (658.1067
 investor shares issued and outstanding) .......     33,087,978      36,512,134
Managing shareholders' accumulated deficit
(1 management share issued and outstanding) ....       (230,751)       (196,164)
                                                   ------------    ------------
      Total shareholders' equity ...............     32,857,227      36,315,970
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 59,714,947    $ 67,117,202
                                                   ------------    ------------

    See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations (unaudited)
----------------------------------------------------------------------------


                                       Three Months Ended March 31,
                                       ---------------------------
                                           2003           2002
                                       -----------    -----------

Revenues ...........................   $ 2,701,452    $   895,850

Cost of sales, including
 depreciation of $747,771
 and $296,733 in 2003 and 2002 .....     1,415,907        664,218
                                       -----------    -----------

Gross profit .......................     1,285,545        231,632

General and administrative expenses        529,631        357,873
Management fee paid to the
 managing shareholders .............       411,317        411,317
Provision for bad debt expense .....       160,437           --
                                       -----------    -----------
  Total other operating expenses ...     1,101,385        769,190

Income (loss) from operations ......       184,160       (537,558)
                                       -----------    -----------

Other income (expense):
Interest income ....................        17,158          3,376
Interest expense ...................      (232,418)       (63,564)
Equity interest in income (loss) of:
  United Kingdom Landfill Projects .      (154,280)      (221,965)
   Sinai Environmental Services ....          --          (37,383)
Other income .......................          --           16,455
                                       -----------    -----------
Other income (expense), net ........      (369,540)      (303,081)
                                       -----------    -----------
                                       -----------    -----------

Loss before income taxes and
 minority interest .................      (185,380)      (840,639)

Provision for income taxes .........        14,454           --
                                       -----------    -----------

Loss before minority interest ......      (199,834)      (840,639)

Minority interest in the (earnings)
 loss of subsidiaries ..............       (92,168)        78,620
                                       -----------    -----------

           Net loss ................   $  (292,002)   $  (762,019)
                                       -----------    -----------









    See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------

                                           Managing
                         Shareholders    Shareholders       Total
                         ------------    ------------    ------------
Shareholders' equity,
 December 31, 2002 ...   $ 36,512,134    $   (196,164)   $ 36,315,970

Net loss .............       (289,082)         (2,920)       (292,002)

Cumulative translation
 adjustment ..........     (3,135,074)        (31,667)     (3,166,741)
                         ------------    ------------    ------------

Shareholders' equity,
 March 31, 2003 ......   $ 33,087,978    $   (230,751)   $ 32,857,227
                         ------------    ------------    ------------




The Ridgewood Power Growth Fund
Consolidated Statement of Comprehensive Loss  (unaudited)
-----------------------------------------------------------------------------

                                    Three Months Ended March 31,
                                    ---------------------------
                                       2003             2002
                                    -----------    ------------
Net loss ........................   $  (292,002)   $  (762,019)

Cumulative translation adjustment    (3,166,741)      (268,828)
                                    -----------    -----------

Comprehensive loss ..............   $(3,458,743)   $(1,030,847)
                                    -----------    -----------


















       See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Statement of Cash Flows(unaudited)
-----------------------------------------------------------------------------


                                                   Three Months Ended March 31,
                                                   ---------------------------
                                                       2003           2002
                                                   -----------    ------------

Cash flows from operating activities:
     Net loss ..................................   $  (292,002)   $  (762,019)
                                                   -----------    -----------
     Adjustments to reconcile net loss
      to net cash flows from operating
      activities:
       Depreciation ............................       747,771        296,733
         Provision for doubtful accounts .......       160,437           --
       Minority interest in earnings (loss)
        of subsidiaries ........................        92,168        (78,620)
       Loss (income) from United Kingdom
        Landfill Projects ......................       154,280        221,965
       Loss from investment in Sinai
        Environmental Services .................          --           37,383
         Changes in assets and liabilities:
             Increase in accounts
              receivable, net ..................      (448,030)      (434,601)
             (Increase) decrease in other
              current assets ...................      (192,399)        55,627
             Decrease in other assets ..........        38,945           --
             Increase in accounts payable
              and accrued expenses .............       302,900        562,276
             Increase in due to/from
              affiliates, net ..................       134,148        337,584
                                                   -----------    -----------
             Total adjustments .................       990,220        998,347
                                                   -----------    -----------
       Net cash provided by operating activities       698,218        236,328
                                                   -----------    -----------

Cash flows from investing activities:
     Investment in Synergics Projects ..........          --          (25,000)
      Cash paid for acquired business,
       net of cash received ....................          --         (950,810)
      Capital expenditures .....................      (356,899)      (316,724)
                                                   -----------    -----------
       Net cash used in investing activities ...      (356,899)    (1,292,534)
                                                   -----------    -----------

Cash flows from financing activities:
Repayments under bank loan .....................      (557,472)          --
                                                   -----------    -----------
       Net cash used in financing activities ...      (557,472)          --
                                                   -----------    -----------

Effect of exchange rate on cash
 and cash equivalents ..........................      (160,582)        15,121
Net decrease in cash and cash equivalents ......      (376,735)    (1,041,085)

Cash and cash equivalents, beginning of period .       919,903      1,048,316
                                                   -----------    -----------

Cash and cash equivalents, end of period .......   $   543,168    $     7,231
                                                   -----------    -----------




      See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------

1. General

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the results for the interim periods. Additional footnote disclosure concerning accounting policies and other matters are disclosed in The Ridgewood Power Growth Fund's (the "Fund") consolidated financial statements included in the 2002 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

2.  Summary Results of Operations for Selected Investments

Summary results of operations for the United Kingdom Landfill Projects, which are accounted for under the equity method, were as follows:

Balance Sheet

                                    March 31,                 December 31,
                                      2003                       2002
                             ----------------------       ---------------------

Total assets                 $       48,293,595          $         47,627,380
                              ---------------------      ----------------------

Members' equity              $       16,456,416          $         17,282,538
                              ---------------------      ----------------------


Statement of Operations


                                    Three Months Ended March 31,
                                     2003                 2002
                                  ----------           -----------
Revenue                           $2,767,000           $ 1,683,000
Cost of sales                      2,895,000             1,586,000
Other expense                        386,000               838,000
Net income (loss)                   (514,000)             (741,000)

3.    New Accounting Standards and Disclosures

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

SFAS 143
In June 2001, the FASB issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Fund adopted SFAS 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Fund adopted SFAS 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Fund adopted SFAS 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to February 1, 2003. The Fund adopted the disclosure provisions of FIN 46 effective December 31, 2002, with no material impact to the consolidated financial statements. The Fund will implement the full provisions of FIN 46 effective December 15, 2003.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Fund adopted SFAS 149 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Fund adopted SFAS 150 effective June 15, 2003, with no material impact to the consolidated financial statements.

4. Related Party Transactions

At March 31, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                                        As of December 31,
                                  Due To                  Due From
                          ------------------------  ------------------------
                           March 31,   December 31,  March 31,   December 31,
                             2003         2002         2003         2002
                          ----------   ----------   ---------    -----------
Ridgewood Management ..   $  121,538   $  179,402   $     --     $     --
Ridgewood Power .......      260,832         --           --           --
Trust V ...............         --           --      1,278,847    1,490,549
Egypt Fund ............      406,487      378,852         --           --
United Kingdom Landfill
 Gas Projects .........         --           --        218,809      218,809
Other affiliates ......         --           --        227,330       17,077

From time to time, the Fund records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

5. Transfer of Assets

In March 2003, Ridgewood UK, LLC ("Ridgewood UK"), entered into an agreement with one of its minority shareholders. Under the terms of the agreement, Ridgewood UK transferred its 50% interest in the CLP Spanish Landfill Projects in return for a portion of the minority shareholder's interest in Ridgewood UK. As a result of the transaction, Ridgewood UK increased its ownership in United Kingdom Landfill Projects from 76.3% to 88.3%.

The minority interest was created through the issuance of shares of Ridgewood UK in connection with the October 2001 acquisition of certain UK landfill projects, the equity interest in the Spanish landfill projects and related companies. The equity interest in the Spanish landfill projects had a carrying value of $1,345,363 as of March 2003, which management believes approximated fair value. The excess of the carrying value of the minority interest over the fair value of the Spanish landfill equity investment has been credited on a pro-rata basis against the value of other non-monetary assets acquired in the acquisition (reduction of $676,929 and $558,412 to property, plant and equipment and electric power sales contracts and other intangibles, respectively).

6. Foreign Currency

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. At March 31, 2003, the Funds investment in the Egyptian projects decreased by approximately 19% as a result of the decrease in exchange rate.

7. Financial Information by Business Segment

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

The financial data for business segments are as follows:


                                                Power
                             --------------------------------------------
                                For the Three Months Ended March 31,
                             --------------------------------------------
                                    2003                    2002
                             --------------------    --------------------

Revenue                              $1,919,060                $231,332
Depreciation and
  amortization                          337,796                  82,220
Gross profit                          1,225,093                  22,657



                                                 Water
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2003                  2002
                             --------------------    ---------------

Revenue                                $782,392           $664,518
Depreciation and
  amortization                          341,786            200,445
Gross profit                            298,216            314,356


                                               Corporate
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2003                  2002
                             --------------------    ---------------

Revenue                                $    ---           $    ---
Depreciation and
  amortization                           68,189             14,068
Gross loss                            (237,764)          (105,381)



                                                 Total
                             ---------------------------------------------
                                 For the Three Months Ended March 31,
                             ---------------------------------------------
                                    2003                  2002
                             --------------------    ---------------

Revenue                              $2,701,452           $895,850
Depreciation and
  amortization                          747,771            296,733
Gross profit                          1,285,545            231,632

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Fund, the Synergics Hydro projects and the limited liability company owning the Egypt Projects. The Fund uses the equity method of accounting for its investment in the United Kingdom Landfill Projects. The Fund's investment in the Synergics Hydro projects was accounted for as a note receivable through November 22, 2002, at which time, the Fund and Ridgewood Electric Power Trust V completed its acquisition of the Synergics Hydro projects.

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

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Fund's 2002 Form 10-K. There have been no substantive changes to those policies and estimates.

Results of Operations

Total revenues increased $1,805,000 to $2,701,000 in the first quarter of 2003. The total increase is a result of the acquisition of the Synergic Hydro projects in the fourth quarter of 2002. Revenues from the Egyptian operations were comparable to the prior year.

Gross profit increased from $232,000 in the first quarter of 2002 to $1,286,000 in the first quarter of 2003. The increase in the current quarter is a result of the consolidation of the Synergics Hydro projects. The Synergics Hydro Projects provided a gross profit of $1,282,000 for the first three months of 2003. Gross profit from the Egyptian operations was $4,000, a decrease of approximately $198,000 from the first quarter of 2002. The decrease is due to the consolidation of the Sinai operations for a full quarter in 2003 as compared to one-half of a quarter in the prior year when the Fund accounted for its investment in Sinai under the equity method.

General and administrative expenses increased $172,000 to $530,000 for the first three months of 2003. The increase is primarily due to the consolidation of the Synergics Hydro projects operations.

Interest income increased to $17,000 from $3,000 in 2002 as a result of the interest earned on the note receivable held by the Synergics Hydro Projects.

Interest expense for the first quarter of 2003 was $232,000 compared to $64,000 in 2002. The increase is due to the debt assumed in the Synergics acquisition and the outstanding borrowings under the credit line executed by the Egypt projects in the third quarter of 2002.

In the first quarter of 2002 the Fund recorded an equity loss of $222,000 from the United Kingdom Landfill Projects, compared to $154,000 in the first quarter of 2003. The decrease in equity loss is a result of the United Kingdom Landfill Projects experiencing system problems experienced in the first quarter of 2002 at a number of facilities as well as an increase in maintenance costs incurred to repair and return the facilities to normal operating performance.

The Fund recorded a $37,000 equity loss in Sinai Company in the first quarter of 2002. The loss is for the period of January 1, 2002 to February 15, 2002, the period before the Fund increased its investment and became the majority shareholder of Sinai Company.

The Fund's Egyptian subsidiaries have a ten year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented. In the first quarter of 2003, the Fund incurred $14,000 in United States state income tax on behalf of certain of the Synergics
Projects. No provision is made for United States federal income tax as the income or losses of the Fund are consolidated and passed through and included in the tax returns of the individual shareholders of the Fund.

Liquidity and Capital Resources

Cash provided by operating activities for the three months ended March 31, 2003 was $698,000 as compared to $236,000 for the three months ended March 31, 2002. The increase in cash flow from operating activities is primarily the result of the decrease in the net loss in 2003.

Cash used in investing activities decreased to $357,000 during the first three months of 2003 as compared to $1,293,000 in the first three months of 2002. The decrease is primarily due to the Fund, through its Egyptian subsidiary, investing $951,000 to increase its ownership in the Sinai Company to 53% during the first quarter of 2002.

Cash used by financing activities for the first quarter of 2003 was $557,000 compared to $0 in the first quarter of 2002. The decrease in 2003 cash flow from financing activities is due to the repayment of principal on the Synergics and Sinai debt.

The Sinai Company, in which the Fund and its affiliates have a 53% ownership interest, has outstanding loans and interest payable of 14,053,682 Egyptian pounds (approximately $2,436,491). The loan bears interest at 13.5% per annum and is collateralized by a lien on the assets of the Sinai Company. The provision of the loan restricts the Sinai Company from paying dividends to its shareholders or obtaining credit from other banks. The loan has been in default since 1999 and has thus been classified as a current liability.

On June 26, 2003, Ridgewood Renewable Power LLC, the Managing Shareholder of the Fund, entered into a $5,000,0000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. The agreement expires on June 30, 2004. As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness and liens and make guarantees.

Other  than  investments  of  available  cash  in  power  generation   Projects,
obligations of the Fund are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder and payments for certain accounting and legal services to third parties. The Fund ceased making distributions to shareholders in the first quarter of 2001.

The Fund expects that its cash flows from operations, cash on hand and line of credit will be sufficient to fund its obligations and any declared distributions for the next twelve months.

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

Management has identified deficiencies in the Fund's ability to process and summarize financial information of certain individual projects and equity investees on a timely basis. Management is establishing a project plan to address this deficiency.

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

                           THE RIDGEWOOD POWER GROWTH FUND
                                Registrant

January 16, 2004              By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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


Date: January 16, 2004


/s/   Robert E. Swanson
----------------------
Robert E. Swanson
Chief Executive Officer

                                  CERTIFICATION


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


Date: January 16, 2004


/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer