Form 10-Q
period 2003-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2004-01-16
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2003

                         Commission file Number 0-25935

                         THE RIDGEWOOD POWER GROWTH FUND
             (Exact name of registrant as specified in its charter.)

                    Delaware                           22-3495594
            (State or other jurisdiction of         (I.R.S.Employer
             incorporation or organization)          Identification No.)

   1314 King Street, Wilmington, Delaware                19801
   ------------------------------------------------------------------------
   (Address of principal executive offices)            (Zip Code)

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

Item 1. Financial Statements






                         The Ridgewood Power Growth Fund

                              Financial Statements

                                  June 30, 2003

The Ridgewood Power Growth Fund
Consolidated Balance Sheets(unaudited)
-------------------------------------------------------------------------------



                                                      June 30,      December 31,
                                                       2003             2002
                                                   ------------    -------------
Cash and cash equivalents ......................   $    641,327    $    919,903
Accounts receivable, net
 of allowance of $250,961
 and $327,491 ..................................      1,413,822       1,586,394
Current portion of note receivable .............        200,000         200,000
Due from affiliates ............................      2,020,543       1,726,435
Prepaid and other current assets ...............        625,075         483,135
                                                   ------------    ------------
         Total current assets ..................      4,900,767       4,915,867

Investments:
United Kingdom Landfill
 Gas Projects ..................................      5,013,658       5,184,870

Plant and equipment ............................     25,632,455      33,788,290
Construction in progress .......................      1,183,122       1,543,911
Office equipment ...............................        803,619       1,042,367
                                                   ------------    ------------
                                                     27,619,196      36,374,568
    Accumulated depreciation ...................     (3,393,100)     (3,382,907)
                                                   ------------    ------------
Plant and equipment, net .......................     24,226,096      32,991,661
                                                   ------------    ------------

Electric power sales contracts .................     16,658,058      17,430,794
Accumulated amortization .......................       (577,427)        (82,247)
                                                   ------------    ------------
                                                     17,180,631      17,348,547
                                                   ------------    ------------

Note receivable, less current portion ..........      7,383,020       6,549,822
Other assets ...................................         93,487         126,435
                                                   ------------    ------------
      Total assets .............................   $ 57,697,659    $ 67,117,202
                                                   ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses ..........   $  1,186,821    $  2,823,107
Current portion of long term debt ..............      4,036,012       5,030,468
Due to affiliates ..............................        986,478         558,254
                                                   ------------    ------------
      Total current liabilities ................      6,209,311       8,411,829
                                                   ------------    ------------

Loan payable, net of current portion ...........      6,715,007       8,002,169
Minority interest ..............................     12,610,108      14,387,234

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (658.1067
 investor shares issued and
 outstanding) ..................................     32,400,930      36,512,134
Managing shareholders' accumulated deficit
(1 management share issued and outstanding) ....       (237,697)       (196,164)
                                                   ------------    ------------
      Total shareholders' equity ...............     32,163,233      36,315,970
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 57,697,659    $ 67,117,202
                                                   ------------    ------------

     See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations (unaudited)
-------------------------------------------------------------------------------

                            Six Months Ended             Three Months Ended
                       --------------------------    --------------------------
                        June 30,      June 30,       June 30,        June 30,
                          2003           2002           2003            2002
                       -----------    -----------    -----------    ------------
Revenues ...........   $ 5,688,798    $ 2,293,769    $ 2,987,346    $ 1,397,919

Cost of sales ......     2,895,467      1,773,671      1,479,560      1,109,453
                       -----------    -----------    -----------    -----------

Gross profit .......     2,793,331        520,098      1,507,786        288,466

General and
 administrative
 expenses ..........     1,054,834        817,126        525,203        448,223
Management fee
 paid to the
 managing
 shareholders ......       685,528        822,633        274,211        411,316
Provision for
 bad debt ..........       150,791           --           (9,646)          --
                       -----------    -----------    -----------    -----------
  Total other
   operating
   expenses ........     1,891,153      1,639,759        789,768        859,539

Income (loss)
 from operations ...       902,178     (1,119,661)       718,018       (571,073)

Other income
(expense):
Interest income ....        30,900         39,826         13,742         36,450
Interest expense ...      (484,536)      (190,370)      (252,118)      (137,836)
Equity interest in
 income (loss) of:
  United Kingdom
   Landfill Projects      (313,445)      (381,963)      (159,165)      (159,998)
  Sinai
   Environmental
   Services ........          --          (37,320)          --               63
 Loss on sale
  of equipment .....      (579,214)          --         (579,214)          --
 Other income ......        16,732         16,393         16,732            (62)
                       -----------    -----------    -----------    -----------
   Other income
    (expense),net ..    (1,329,563)      (553,434)      (960,023)      (261,383)
                       -----------    -----------    -----------    -----------

Loss before
 income taxes
 and minority
  interest .........      (427,385)    (1,673,095)      (242,005)      (832,456)

Provision for
 income taxes ......       117,754           --          103,300           --
                       -----------    -----------    -----------    -----------
Loss before
 minority interest .      (545,139)    (1,673,095)      (345,305)      (832,456)

Minority interest
 in the (earnings)
 loss of
 subsidiaries ......       (73,014)       220,833         19,154        142,213
                       -----------    -----------    -----------    -----------

Net loss ...........   $  (618,153)   $(1,452,262)   $  (326,151)   $  (690,243)
                       -----------    -----------    -----------    -----------





    See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
-------------------------------------------------------------------------------

                                           Managing
                         Shareholders    Shareholders        Total
                         ------------    ------------    -------------
Shareholders' equity,
 December 31, 2002 ...   $ 36,512,134    $   (196,164)   $ 36,315,970

Net loss .............       (611,971)         (6,182)       (618,153)

Cumulative translation
 adjustment ..........     (3,499,233)        (35,351)     (3,534,584)
                         ------------    ------------    ------------
Shareholders' equity,
 June 30, 2003 .......   $ 32,400,930    $   (237,697)   $ 32,163,233
                         ------------    ------------    ------------




The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive Loss  (unaudited)
-----------------------------------------------------------------------------


                          Six Months Ended              Three Months Ended
                     -------------------------     ---------------------------
                        June 30,      June 30,       June 30,      June 30,
                         2003           2002           2003          2002
                     -----------    -----------    -----------    ------------

Net loss .........   $  (618,153)   $(1,452,262)   $  (326,151)   $  (690,243)

Cumulative
 translation
 adjustment ......    (3,534,584)       105,039       (365,843)       373,867
                     -----------    -----------    -----------    -----------
Comprehensive loss   $(4,152,737)   $(1,347,223)   $  (691,994)   $  (316,376)
                     -----------    -----------    -----------    -----------




















    See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows(unaudited)
------------------------------------------------------------------------------

                                                      Six Months Ended
                                                   June 30,        June 30,
                                                     2003           2002
                                                 -----------    ------------

Cash flows from operating activities:
     Net loss ................................   $  (618,153)   $(1,452,262)
                                                 -----------    -----------

     Adjustments to reconcile net loss
      to net cash flows from operating
       activities:
       Depreciation ..........................     1,402,172        720,472
       Provision for doubtful accounts .......       150,791           --
       Minority interest in earnings
        (loss) of subsidiaries ...............        73,014       (220,833)
       Loss from United Kingdom
        Landfill Projects ....................       313,445        381,963
       Loss from investment in Sinai
        Environmental Services ...............          --           37,320
       Loss on sale of assets ................       579,214           --
       Changes in assets and liabilities:
         Increase in accounts receivable,net .      (200,811)      (815,613)
         Increase in due from affiliates .....      (294,108)      (158,632)
         (Increase) decrease in other
           current assets ....................      (227,050)        76,524
         Decrease in other assets ............        32,948           --
         (Decrease) increase in accounts
           payable and accrued expenses ......      (252,611)     1,691,990
         Increase in due to affiliates .......       310,187        751,925
                                                 -----------    -----------
             Total adjustments ...............     1,887,191      2,465,116
                                                 -----------    -----------
     Net cash provided by operating activities     1,269,038      1,012,854
                                                 -----------    -----------

Cash flows from investing activities:
     Capital expenditures ....................      (472,551)    (1,107,935)
     Proceeds from note receivable ...........        25,571           --
     Investment in United Kingdom
      Landfill Projects ......................          --           (4,491)
     Investment in Synergics Projects ........          --          (25,000)
     Cash paid for acquired business,
       net of cash received ..................          --         (950,810)
                                                 -----------    -----------
      Net cash used in investing activities ..      (446,980)    (2,088,236)
                                                 -----------    -----------

Cash flows from financing activities:
     Repayments under bank loan ..............      (908,249)          --
                                                 -----------    -----------
      Net cash used in financing activities ..      (908,249)          --
                                                 -----------    -----------

Effect of exchange rate on cash
 and cash equivalents ........................      (192,385)        27,066
Net decrease in cash and cash equivalents ....      (278,576)    (1,048,316)

Cash and cash equivalents, beginning of period       919,903      1,048,316
                                                 -----------    -----------

Cash and cash equivalents, end of period .....   $   641,327    $      --
                                                 -----------    -----------



   See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements (unaudited)
---------------------------------------------------------------------------

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

2. Summary Results of Operations for Selected Investments

Summary results of operations for the United Kingdom Landfill Projects, which are accounted for under the equity method, were as follows:

Balance Sheet

                                      June 30,                 December 31,
                                        2003                        2002
                                 ------------------        --------------------

Total assets                     $     68,722,524          $     47,627,380
                                 -------------------       --------------------

Members' equity                  $     16,711,925          $     17,282,538
                                 -------------------       --------------------

Statement of Operations

                              Six Months Ended          Three Months Ended
                                   June 30,                  June 30,
                               2003          2002         2003         2002
                           ----------    -----------  -----------    ----------
Revenue                   $ 6,016,000    $ 3,764,000  $ 3,249,000  $ 2,081,000
Cost of sales               6,139,000      4,329,000    3,245,000    2,193,000
Other expense                 921,000        708,000      534,000      420,000
Net income(loss)           (1,044,000)    (1,273,000)    (530,000)    (532,000)


3.  Summary of Significant Accounting Policies

New Accounting Standards and Disclosures

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

FIN 46
In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to February 1, 2003. The Fund adopted the disclosure provisions of FIN 46 effective December 31, 2002 with no material impact to the consolidated financial statements. The Fund will implement the full provisions of FIN 46 effective December 15, 2003.

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


4. Related Party Transactions

At June 30, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                                         As of December 31,
                                 Due To                     Due From
                         -----------------------   --------------------------
                          June 30,   December 31,   June 30,     December 31,
                            2003         2002          2003         2002
                         ----------   ----------   -----------  ------------
Ridgewood Management .   $     --     $  179,402   $    2,896   $     --
Ridgewood Power ......      241,196         --           --           --
Trust IV .............       71,000         --           --           --
Trust V ..............         --           --      1,576,402    1,490,549
Egypt Fund ...........      449,141      378,852         --           --
United Kingdom
 Landfill Gas Projects         --           --        218,809      218,809
Other affiliates .....      225,154         --        222,436       17,077

From time to time, the Fund records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

5. Cost of Sales

Included in cost of sales is depreciation and amortization expense of $1,402,172 and $720,472 for the six months ended June 30, 2003 and 2002, respectively. The Fund recorded depreciation and amortization expense of $654,401 and $423,739 for the three months ended June 30, 2003 and 2002, respectively, and has included these expenses in cost of sales on the consolidated statement of operations.

6. Sale of Equipment

In the second quarter of 2003, the Fund's Egyptian operations sold the power generating equipment at one of its on-site hotel accounts. The equipment had a book value of $1,436,169 and was sold in return for a note in the amount of $856,955. The note is scheduled to be collected bi-monthly over a two year period. As a result of the transaction, the Fund recorded a loss of $579,214.

7. Transfer of Assets

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

8. Foreign Currency

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. At June 30, 2003, the Funds investment in the Egyptian projects decreased by approximately 22% as a result of the decrease in exchange rate.

9. Financial Information by Business Segment

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

The financial data for business segments are as follows:


                                         Power
                        Six Months Ended         Three Months Ended
                    -----------------------   ------------------------
                      June 30,    June 30,     June 30,       June 30,
                       2003         2002         2003          2002
                    ----------   ----------   ----------   -----------

Revenue .........   $4,136,978   $  772,619   $2,217,918   $  541,287
Depreciation
 and amortization      631,772      164,556      293,976       82,336
Gross profit ....    2,833,766      117,407    1,608,673       94,750



                                         Water
                       Six Months Ended         Three Months Ended
                    ----------------------    -----------------------
                     June 30,     June 30,     June 30,      June 30,
                       2003         2002         2003         2002
                    ----------   ---------    ----------   ----------

Revenue .........   $1,551,820   $1,521,150   $  769,428   $  856,632
Depreciation
 and amortization      656,675      407,997      314,889      207,552
Gross profit ....      629,778      766,657      331,562      452,301



                                      Corporate
                       Six Months Ended         Three Months Ended
                    ----------------------    ----------------------
                     June 30,     June 30,     June 30,     June 30,
                      2003          2002         2003         2002
                    ---------    ---------    ---------    ----------

Revenue .........   $    --      $    --      $    --      $    --
Depreciation
 and amortization     113,725      147,919       45,536      133,851
Gross loss ......    (670,213)    (363,966)    (432,449)    (258,585)


                                         Total
                       Six Months Ended         Three Months Ended
                    -----------------------   -----------------------
                     June 30,     June 30,     June 30,      June 30,
                       2003         2002         2003          2002
                    ----------   ----------   ----------   ----------

Revenue .........   $5,688,798   $2,293,769   $2,987,346   $1,397,919
Depreciation
 and amortization    1,402,172      720,472      654,401      423,739
Gross profit ....    2,793,331      520,098    1,507,786      288,466

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

Results of Operations

Three Months Ended June 30,2003, Compared to the Three Months Ended June 30,2002

Total revenues increased $1,589,000 to $2,987,000 in the second quarter of 2003. The acquisition of the Synergic Hydro projects in the fourth quarter of 2002 provided the second quarter results with additional revenues of $2,095,000. Revenues from the Egyptian operations decreased $506,000 primarily due to the decrease in tourism, as a result of the war in Iraq. In addition, the exchange rate of the Egyptian pound in 2003 was lower compared to 2002.

Gross profit increased from $288,000 in the second quarter of 2002 to $1,508,000 in the second quarter of 2003. The increase in the current quarter is a result of the consolidation of the Synergics Hydro projects. The Synergics Hydro Projects provided a gross profit of $1,577,000 for the quarter. Gross profit from the Egyptian operations was a loss of $64,000, a decrease of approximately $352,000 from the second quarter of 2002. The decrease in gross profit from the Egyptian operations is primarily attributed to the decrease in revenues.

General and administrative expenses increased $77,000 to $525,000 for the second quarter of 2003. The increase is primarily due to the consolidation of the Synergics Hydro projects operations.

Interest expense for the second quarter of 2003 was $252,000 compared to $139,000 in 2002. The increase is due to the debt assumed in the Synergics acquisition and the outstanding borrowings under the credit line executed by the Egypt projects in the third quarter of 2002.

In the second quarter of 2002 the Fund recorded an equity loss of $160,000 from the United Kingdom Landfill Projects, compared to $159,000 in the second quarter of 2003.

The Fund recorded a loss of $579,000 in the second quarter of 2003 as a result of the loss incurred on the sale of equipment by the Egyptian operations.

The Fund's Egyptian subsidiaries have a ten-year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented. In the second quarter of 2003, the Fund incurred $103,000 in state income tax on behalf of certain of the Synergics Projects. No provision is made for United States federal income tax as the income or losses of the Fund are consolidated and passed through and included in the tax returns of the individual shareholders of the Fund.

Six Months Ended June 30, 2003, Compared to the Six Months Ended June 30, 2002

Total revenues increased $3,395,000 to $5,689,000 for the first half of 2003. The acquisition of the Synergic Hydro projects in the fourth quarter of 2002 provided the first half results with additional revenues of $3,897,000. Revenues from the Egyptian operations decreased $502,000 primarily due to the decrease in tourism, as a result of the travel alerts issued by various countries and the unrest in the Middle East. In addition, the exchange rate of the Egyptian pound in 2003 was lower compared to 2002.

Gross profit increased from $520,000 in the first half of 2002 to $2,793,000 in the first half of 2003. The increase in the current year is a result of the consolidation of the Synergics Hydro projects. The Synergics Hydro Projects provided a gross profit of $2,854,000. Gross profit from the Egyptian operations was a loss of $61,000, a decrease of approximately $581,000 from the first six months of 2002. The decrease in gross profit from the Egyptian operations is primarily attributed to the decrease in revenues and exchange rate.

General and administrative expenses increased $238,000 to $1,055,000 for the six months ended June 30, 2003. The increase is primarily due to the consolidation of the Synergics Hydro projects operations.

Interest expense for the first six months of 2003 was $485,000 compared to $190,000 in 2002. The increase is due to the debt assumed in the Synergics acquisition and the outstanding borrowings under the credit line executed by the Egypt projects in the third quarter of 2002.

In the first half of 2003 the Fund recorded an equity loss of $313,000 from the United Kingdom Landfill Projects, compared to $382,000 for the first half of 2002. The decrease in equity loss is a result of the higher revenues received as a result of the United Kingdom Landfill Projects increased capacity and sale of renewable energy credits in the current year.

The Fund recorded a $37,000 equity loss in Sinai Company in the first quarter of 2002. The loss is for the period of January 1, 2002 to February 15, 2002, the period before the Fund increased its investment and became the majority shareholder of Sinai Company.

The Fund's Egyptian subsidiaries have a ten-year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented. During the first half of 2003, the Fund incurred $118,000 in state income tax on behalf of certain of the Synergics Projects. No provision is made for United States federal income tax as the income or losses of the Fund are consolidated and passed through and included in the tax returns of the individual shareholders of the Fund.

Liquidity and Capital Resources

Cash provided by operating activities for the six months ended June 30, 2003 was $1,269,000 as compared to $1,013,000 for the six months ended June 30, 2002. The increase in cash flow from operating activities is primarily the result of the decrease in the net loss in 2003, offset by the outflows reducing accounts payable in the current year.

Cash used in investing activities decreased to $447,000 during the first six months of 2003 as compared to $2,088,000 in the first six months of 2002. The decrease is primarily due to the Fund, through its Egyptian subsidiary, investing $951,000 to increase its ownership in the Sinai Company to 53% during the first quarter of 2002.

Cash used by financing activities for the first half of 2003 was $908,000 compared to $0 for the first half of 2002. The decrease in 2003 cash flow from financing activities is due to the repayment of principal on the Synergics and Sinai debt.

The Sinai Company, in which the Fund and its affiliates have a 53% ownership interest, has outstanding loans and interest payable of 14,053,682 Egyptian pounds (approximately $2,316,032). The loan bears interest at 13.5% per annum and is secured by a lien on the assets of the Sinai Company. The provision of the loan restricts the Sinai Company from paying dividends to its shareholders or obtaining credit from other banks. The loan has been in default since 1999 and has thus been classified as a current liability. The lender has not taken any actions, as a result of the default, at this time.

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

                                  CERTIFICATION



I, Robert E. Swanson, Chief Executive Officer of Ridgewood Power Growth Fund ("registrant"), certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
    a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2004

/s/   Robert E. Swanson
----------------------
Robert E. Swanson
Chief Executive Officer

                                  CERTIFICATION



I, Christopher I. Naunton, Chief Financial Officer of Ridgewood Power Growth Fund ("registrant"), certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:
    a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

    c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the period covered by the report that has materially affected, or is reasonably likely to materially affect, the issuer's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and senior management:
    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 16, 2004

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer