Form 10-Q
period 2003-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2004-01-20
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2003

                         Commission file Number 0-25935

                         THE RIDGEWOOD POWER GROWTH FUND
             (Exact name of registrant as specified in its charter.)

                    Delaware                         22-3495594
             (State or other jurisdiction of     (I.R.S. Employer
              incorporation or organization)     Identification No.)

   1314 King Street Wilmington, Delaware                     19801
   ------------------------------------------------------------------------
   (Address of principal executive office                    (Zip Code)

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

Item 1. Financial Statements






                         The Ridgewood Power Growth Fund

                              Financial Statements

                               September 30, 2003

The Ridgewood Power Growth Fund
Consolidated Balance Sheets  (unaudited)
------------------------------------------------------------------------------


                                                   September 30,    December 31,
                                                       2003            2002
                                                   ------------    ------------
Cash and cash equivalents ......................   $    972,612    $    919,903
Accounts receivable, net of
 allowance of $246,481 and $327,491 ............      1,026,139       1,586,394
Current portion of note receivable .............        200,000         200,000
Due from affiliates ............................      2,143,575       1,726,435
Prepaid and other current assets ...............        740,010         483,135
                                                   ------------    ------------
         Total current assets ..................      5,082,336       4,915,867

Investments:
United Kingdom Landfill Gas Projects ...........      4,104,554       5,184,870

Plant and equipment ............................     25,403,628      33,788,290
Construction in progress .......................      1,162,000       1,543,911
Office equipment ...............................        789,494       1,042,367
                                                   ------------    ------------
                                                     27,355,122      36,374,568
    Accumulated depreciation ...................     (3,772,297)     (3,382,907)
                                                   ------------    ------------
Plant and equipment, net .......................     23,582,825      32,991,661
                                                   ------------    ------------

Electric power sales contracts .................     16,702,325      17,430,794
Accumulated amortization .......................       (791,193)        (82,247)
                                                   ------------    ------------
                                                     15,911,132      17,348,547
                                                   ------------    ------------

Note receivable, less current portion ..........      7,053,495       6,549,822
Other assets ...................................        100,411         126,435
                                                   ------------    ------------
         Total assets ..........................   $ 55,834,753    $ 67,117,202
                                                   ------------    ------------

Liabilities and shareholders' equity:
Liabilities:
Accounts payable and accrued expenses ..........   $    976,433    $  2,823,107
Current portion of long term debt ..............      4,249,219       5,030,468
Due to affiliates ..............................      1,196,889         558,254
                                                   ------------    ------------
         Total current liabilities .............      6,422,541       8,411,829
                                                   ------------    ------------

Loan payable, net of current portion ...........      5,934,725       8,002,169
Minority interest ..............................     12,440,112      14,387,234

Commitments and contingencies

Shareholders' equity:
Shareholders' equity (658.1067 investor
 shares issued and outstanding) ................     31,286,325      36,512,134
Managing shareholders' accumulated deficit
(1 management share issued and outstanding) ....       (248,950)       (196,164)
                                                   ------------    ------------
      Total shareholders' equity ...............     31,037,375      36,315,970
                                                   ------------    ------------

      Total liabilities and shareholders' equity   $ 55,834,753    $ 67,117,202
                                                   ------------    ------------

       See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations (unaudited)
------------------------------------------------------------------------------

                           Nine Months Ended            Three Months Ended
                     ---------------------------    ---------------------------
                     September 30,  September 30,   September 30,  September 30,
                          2003           2002          2003            2002
                      -----------    -----------    -----------    ------------

Revenues ..........   $ 8,024,755    $ 4,351,994    $ 2,335,957    $ 2,058,225

Cost of sales .....     4,392,989      3,838,263      1,497,522      2,064,592
                      -----------    -----------    -----------    -----------

Gross profit(loss)      3,631,766        513,731        838,435         (6,367)

General and
 administrative
 expenses .........     1,752,883      1,324,138        698,049        507,012
Management fee
 paid to the
 managing
 shareholders .....       685,528        822,633           --             --
Provision for bad
 debt .............       146,108           --           (4,683)          --
                      -----------    -----------    -----------    -----------
 Total other
  operating
  expenses ........     2,584,519      2,146,771        693,366        507,012

Income (loss)
 from operations ..     1,047,247     (1,633,040)       145,069       (513,379)

Other income
 (expense):
Interest income ...        45,924         60,128         15,024         20,302
Interest expense ..      (711,443)      (618,877)      (226,907)      (428,507)
Equity interest
 in income(loss)of:
  United Kingdom
   Landfill
   Projects .......      (548,598)      (484,021)      (235,153)      (102,058)
  Sinai
   Environmental
   Services .......          --          (37,298)          --               22
 Loss on sale of
  investment ......      (561,432)          --           17,782           --
 Other income
  (expense) .......       134,644          7,439        117,912         (8,928)
                      -----------    -----------    -----------    -----------
    Other income
     (expense),net     (1,640,905)    (1,072,629)      (311,342)      (519,169)
                      -----------    -----------    -----------    -----------

Loss before income
 taxes and
 minority
 interest .........      (593,658)    (2,705,669)      (166,273)    (1,032,548)

Provision for
 income taxes .....       166,876           --           49,122           --
                      -----------    -----------    -----------    -----------

 Loss before
  minority
  interest ........      (760,534)    (2,705,669)      (215,395)    (1,032,548)

  Minority interest
   in the loss
   (earnings) of
    subsidiaries ..       (22,066)       755,304         50,948        534,471
                      -----------    -----------    -----------    -----------

Net loss ..........   $  (782,600)   $(1,950,365)   $  (164,447)   $  (498,077)
                      -----------    -----------    -----------    -----------

     See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity (unaudited)
------------------------------------------------------------------------------

                                             Managing
                          Shareholders     Shareholders       Total
                          -------------   --------------  -------------

Shareholders' equity,
 December 31, 2002 ....   $ 36,512,134    $   (196,164)   $ 36,315,970

Cash distributions ....       (658,208)         (6,649)       (664,857)

Net loss ..............       (774,774)         (7,826)       (782,600)

Cumulative
 translation adjustment     (3,792,827)        (38,311)     (3,831,138)
                          ------------    ------------    ------------

Shareholders' equity,
 September 30, 2003 ...   $ 31,286,325    $   (248,950)   $ 31,037,375
                          ------------    ------------    ------------




The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive Loss  (unaudited)
------------------------------------------------------------------------------


                           Nine Months Ended           Three Months Ended
                     ---------------------------   ----------------------------
                     September 30,  September 30,  September 30,   September 30,
                         2003          2002            2003           2002
                     ------------   -----------    -----------    -------------

Net loss .........   $  (782,600)   $(1,950,365)   $  (164,447)   $  (498,077)

Cumulative
 translation
 adjustment ......    (3,831,138)        68,572       (296,554)       (36,467)
                     -----------    -----------    -----------    -----------

Comprehensive loss   $(4,613,738)   $(1,881,793)   $  (461,001)   $  (534,544)
                     -----------    -----------    -----------    -----------













   See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows (unaudited)
------------------------------------------------------------------------------

                                                        Nine Months Ended
                                                   September 30,  September 30,
                                                       2003           2002
                                                   -----------    ------------

Cash flows from operating activities:
     Net loss ..................................   $  (782,600)   $(1,950,365)
                                                   -----------    -----------

     Adjustments to reconcile net loss
      to net cash flows from operating
       activities:
       Depreciation ............................     2,032,717      1,871,298
       Provision for doubtful accounts .........       146,108           --
       Minority interest in (loss)
        earnings from subsidiaries .............        22,066       (755,304)
       Loss on sale of assets ..................       561,432           --
       Loss (income) from United Kingdom
        Landfill Projects ......................       548,598        484,021
       Loss from investment in Sinai
        Environmental Services .................          --           37,298
       Changes in assets and liabilities:
         Decrease (increase) in accounts
          receivable, net ......................       172,756       (833,574)
         Increase in due from affiliates .......      (417,140)      (191,899)
         (Increase) decrease in other
          current assets .......................      (348,101)       112,413
         Decrease in other current assets ......        26,024           --
         (Decrease) increase in accounts
          payable and accrued expenses .........      (460,449)     1,140,242
         Increase in due to affiliates .........       513,689        207,464
                                                   -----------    -----------
             Total adjustments .................     2,797,700      2,071,959
                                                   -----------    -----------
       Net cash provided by operating activities     2,015,100        121,594
                                                   -----------    -----------

Cash flows from investing activities:
     Capital expenditures ......................      (672,716)    (1,597,288)
     Proceeds from note receivable .............       346,521           --
     Distributions from United Kingdom
      Landfill Projects ........................       620,643           --
     Investment in Synergics Projects ..........          --          (43,140)
     Cash paid for acquired business,
      net of cash received .....................          --         (950,810)
                                                   -----------    -----------
       Net cash provided by (used in)
        investing activities ...................       294,448     (2,591,238)
                                                   -----------    -----------

Cash flows from financing activities:
     Borrowings under bank loan ................          --        2,673,740
     Repayments under bank loan ................    (1,399,334)       (23,756)
     Distributions to shareholders .............      (664,857)          --
                                                   -----------    -----------
       Net cash (used in) provided by
        financing activities ...................    (2,064,191)     2,649,984
                                                   -----------    -----------

Effect of exchange rate on cash and
 cash equivalents ..............................      (192,648)       (16,071)
Net increase in cash and cash equivalents ......        52,709        164,269

Cash and cash equivalents, beginning of period .       919,903      1,048,316
                                                   -----------    -----------

Cash and cash equivalents, end of period .......   $   972,612    $ 1,212,585
                                                   -----------    -----------

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

2. Summary Results of Operations for Selected Investments

Summary results of operations for the United Kingdom Landfill Projects, which are accounted for under the equity method, were as follows:

Balance Sheet

                                 September 30,                December 31,
                                     2003                        2002
                             ---------------------       ----------------------

Total assets                 $       68,833,618          $    47,627,380
                             ---------------------       ----------------------

Members' equity              $       13,673,503          $    17,282,538
                             ---------------------       ----------------------

Statement of Operations


                        Nine Months Ended           Three Months Ended
                           September 30,                 September 30,
                    --------------------------    --------------------------
                        2003           2002          2003            2002
                    -----------    -----------    -----------    -----------
Revenue .........   $ 9,395,000    $ 5,810,000    $ 3,379,000    $ 2,046,000
Cost of sales ...     9,719,000      6,496,000      3,580,000      2,167,000
Other expense ...     1,505,000      1,317,000        584,000        609,000
Net income (loss)    (1,829,000)    (2,003,000)      (785,000)      (730,000)


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


4. Related Party Transactions

At September 30, 2003 and December 31, 2002, the Trust had outstanding payables and receivables, with the following affiliates:

                                       As of December 31,
                               Due To                     Due From
                      -------------------------  --------------------------
                      September 30, December 31, September 30, December 31,
                          2003         2002         2003        2002
                       ----------   ----------   ----------   ---------
Ridgewood Management   $     --     $  179,402   $  290,138   $     --
Ridgewood Power ....      371,096         --           --           --
Trust IV ...........       71,000         --           --           --
Trust V ............         --           --      1,363,470    1,490,549
Egypt Fund .........      490,999      378,852         --           --
United Kingdom
 Landfill Gas
 Projects ..........         --           --        234,885      218,809
Other affiliates ...      263,794         --        255,082       17,077

From time to time, the Fund records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest.

5. Cost of Sales

Included in cost of sales is depreciation and amortization expense of $2,032,717 and $1,871,298 for the nine months ended September 30, 2003 and 2002, respectively. The Fund recorded depreciation and amortization expense of $630,545 and $1,150,826 for the three months ended September 30, 2003 and 2002, respectively, and has included these expenses in cost of sales on the consolidated statement of operations.

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

8. Foreign Currency

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. At September 30, 2003, the Funds investment in the Egyptian projects decreased by approximately 25% as a result of the decrease in exchange rate.

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

The financial data for business segments are as follows:


                                           Power
                        Nine Months Ended          Three Months Ended
                   --------------------------  ---------------------------
                   September 30, September 30, September 30, September 30,
                       2003         2002         2003          2002
                    ----------   ----------   ----------   -----------

Revenue .........   $5,286,688   $1,444,583   $1,149,710   $  671,964
Depreciation
 and amortization      909,382      474,047      277,610      309,491
Gross profit ....    3,381,300      159,146      547,534       41,739



                                          Water
                        Nine Months Ended         Three Months Ended
                   -------------------------  ---------------------------
                   September 30,September 30, September 30, September 30,
                       2003         2002         2003         2002
                    ----------   ----------   ----------   ----------

Revenue .........   $2,738,067   $2,907,411   $1,186,247   $1,386,261
Depreciation
 and amortization      963,169    1,108,610      306,494      700,613
Gross profit ....    1,392,492    1,097,434      762,714      330,777





                                           Corporate
                          Nine Months Ended           Three Months Ended
                    ---------------------------  -----------------------------
                    September 30,  September 30, September 30,   September 30,
                        2003          2002           2003             2002
                    -----------    ------------   -----------    -------------

Revenue .........   $      --      $      --      $      --      $      --
Depreciation
 and amortization       160,166        288,641         46,441        140,722
Gross loss ......    (1,142,026)      (742,849)      (471,813)      (378,883)


                                              Total
                          Nine Months Ended            Three Months Ended
                      --------------------------  --------------------------
                      September 30, September 30, September 30, September 30,
                          2003          2002          2003          2002
                      -----------   -----------   -----------   ------------

Revenue ...........   $ 8,024,755   $ 4,351,994   $ 2,335,957   $ 2,058,225
Depreciation
 and amortization .     2,032,717     1,871,298       630,545     1,150,826
Gross profit (loss)     3,631,766       513,731       838,435        (6,367)

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

Results of Operations

Three Months Ended September 30, 2003, Compared to the Three Months Ended September 30, 2002

Total revenues increased $278,000 to $2,336,000 in the third quarter of 2003. The acquisition of the Synergic Hydro projects in the fourth quarter of 2002 provided the third quarter results with additional revenues of $860,000. Revenues from the Egyptian operations decreased $583,000 primarily due to the decrease in tourism, as a result of the war in Iraq. In addition, the exchange rate of the Egyptian pound in 2003 was lower compared to 2002.

Gross profit increased from a loss of $6,000 in the third quarter of 2002 to $838,000 in the third quarter of 2003. The increase in the current quarter is a result of the consolidation of the Synergics Hydro projects. The Synergics Hydro Projects provided a gross profit of $352,000 for the quarter. Gross profit from the Egyptian operations was $487,000, an increase of approximately $493,000 from the third quarter of 2002. The increase in gross profit from the Egyptian operations is primarily attributed to the decrease in maintenance expense.

General and administrative expenses increased $191,000 to $698,000 for the third quarter of 2003. The increase is primarily due to the consolidation of the Synergics Hydro projects operations.

Interest expense for the third quarter of 2003 was $227,000 compared to $429,000 in 2002. The decrease is a result of the decrease in the exchange rate of the Egyptian pound, partially offset by the interest incurred on the debt assumed in the acquisition of the Synergic Hydro projects.

In the third quarter of 2002 the Fund recorded an equity loss of $102,000 from the United Kingdom Landfill Projects, compared to $235,000 in the third quarter of 2003. The operating results of the United Kingdom Landfill Projects were comparable to the third quarter of 2002. The increase in equity loss is due to the increase in the Fund's equity position in the United Kingdom Landfill Projects as a result of the transfer of assets in the first quarter.

The Fund's Egyptian subsidiaries have a ten-year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented. In the third quarter of 2003, the Fund incurred $49,000 in state income tax on behalf of certain of the Synergics Projects.

Nine Months Ended September 30, 2003, Compared to the Nine Months Ended September 30, 2002

Total revenues increased $3,673,000 to $8,025,000 for the nine months ended September 30, 2003. The acquisition of the Synergic Hydro projects in the fourth quarter of 2002 provided the current year results with additional revenues of $4,757,000. Revenues from the Egyptian operations decreased $1,084,000 primarily due to the decrease in tourism, as a result of the war in Iraq. In addition, the exchange rate of the Egyptian pound in 2003 was lower compared to 2002.

Gross profit increased from $514,000 in the first nine months of 2002 to $3,632,000 in the first nine months of 2003. The increase in the current year is a result of the consolidation of the Synergics Hydro projects. The Synergics Hydro Projects provided a gross profit of $3,206,000. Gross profit from the Egyptian operations was $426,000, a decrease of approximately $88,000 from the first nine months of 2002. The decrease in gross profit from the Egyptian operations is primarily attributed to the decrease in revenues and exchange rate.

General and administrative expenses increased $429,000 to $1,753,000 for the nine months ended September 30, 2003. The increase is primarily due to the consolidation of the Synergics Hydro projects operations.

Interest expense for the first nine months of 2003 was $711,000 compared to $619,000 in 2002. The increase is due to the debt assumed in the Synergics acquisition and the outstanding borrowings under the credit line executed by the Egypt projects in the third quarter of 2002, offset by the decrease in the exchange rate of the Egyptian pound in 2003.

In the first nine months of 2003 the Fund recorded an equity loss of $549,000 from the United Kingdom Landfill Projects, compared to $484,000 for the first nine months of 2002. Though, the operating results of the United Kingdom Landfill Projects improved in 2003. The increase in equity loss is due to the increase in the Fund's equity position in the United Kingdom Landfill Projects as a result of the transfer of assets in the first quarter.

The Fund recorded a loss of $561,000 in the second quarter of 2003 as a result of the loss incurred on the sale of equipment by the Egyptian operations.

The Fund recorded a $37,000 equity loss in Sinai Company in the first quarter of 2002. The loss is for the period of January 1, 2002 to February 15, 2002, the period before the Fund increased its investment and became the majority shareholder of Sinai Company.

The Fund's Egyptian subsidiaries have a ten-year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented. During the first nine months of 2003, the Fund incurred $167,000 in state income tax on behalf of certain of the Synergics Projects.


Liquidity and Capital Resources

Cash provided by operating activities for the nine months ended September 30, 2003 was $2,015,000 as compared to $122,000 for the nine months ended September 30, 2002. The increase in cash flow from operating activities is primarily the result of the decrease in the net loss in 2003.

Cash provided by investing activities increased to $294,000 during the first nine months of 2003 as compared to cash used of $2,591,000 in the first nine months of 2002. The increase in cash flow is primarily due to the Fund receiving a $621,000 cash distribution from its investment in the United Kingdom Landfill Projects in the third quarter of 2003. In addition, the Fund realized a reduction of capital expenditures of $924,000 in the current year.

Cash used by financing activities for the first nine months of 2003 was $2,064,000 compared to cash provided by financing activities of $2,650,000 for the first nine months of 2002. The decrease in cash flow from financing activities is due to cash distributions to shareholders and the repayment of principal on the Synergics and Sinai debt in 2003, compared to borrowings under a bank loan of $2,674,000 in 2002.

The Sinai Company, in which the Fund and its affiliates have a 53% ownership interest, has outstanding loans and interest payable of 14,053,682 Egyptian pounds (approximately $2,274,684). The loan bears interest at 13.5% per annum and is secured by a lien on the assets of the Sinai Company. The provision of the loan restricts the Sinai Company from paying dividends to its shareholders or obtaining credit from other banks. The loan has been in default since 1999 and has thus been classified as a current liability.

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

Other  than  investments  of  available  cash  in  power  generation   Projects,
obligations of the Fund are generally limited to payment of Project operating expenses, payment of a management fee to the Managing Shareholder and payments for certain accounting and legal services to third parties. The Fund ceased making distributions to shareholders in the first quarter of 2001, but resumed making distributions in the third quarter of 2003.

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

                           THE RIDGEWOOD POWER GROWTH FUND
                                  Registrant

January 20, 2004            By /s/ Christopher I. Naunton
Date                                Christopher I. Naunton
                                    Vice President and
                                    Chief Financial Officer
                                    (signing on behalf of the
                                    Registrant and as
                                    principal financial
                                    officer)

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

Date: January 20, 2004

/s/   Robert E. Swanson
-----------------------
Robert E. Swanson
Chief Executive Officer

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

Date: January 20, 2004

/s/   Christopher I. Naunton
----------------------------
Christopher I. Naunton
Chief Financial Officer