Form 10-K
period 2003-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2006-03-01
CIK 1057076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number: 0-25935

THE RIDGEWOOD POWER GROWTH FUND
 (Exact Name of Registrant as Specified in Its Charter)
Delaware	22-3495594
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

1314 King Street, Wilmington, DE 19801
(Address of Principal Executive Offices, including Zip Code)

(302) 888-7444
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Investor Shares of Beneficial Interest
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐No ☒

There is no market for the Investor Shares. As of February 28, 2006, number of shares outstanding was 658.1067.

FORM 10-K

TABLE OF CONTENTS

PART I

Item 1. Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and
Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information

PART III

Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accountant Fees and Services

PART IV

Item 15. Exhibits and Financial Statement Schedules

SIGNATURES

PART I

Item 1. Business.

Cautionary Statement Regarding Forward-looking Statements

This Annual Report on Form 10-K of The Ridgewood Power Growth Fund (the “Fund”) includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions. The forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events and financial performance. To make these statements, we have had to make assumptions as to the future. We have also had to make estimates in some cases about events that have already occurred, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, future results may be materially different from those discussed or anticipated in this report. Some of the events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith, and such other risks and uncertainties as are discussed in the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 1999.

You should not rely on these forward-looking statements without considering all of the things that could make them inaccurate. The Fund's other filings with the Securities and Exchange Commission and its offering materials discuss many (but not all) of the risks and uncertainties that might affect these forward-looking statements.

We undertake no obligation to publicly revise these forward-looking statements to reflect events or circumstances that may arise after today. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

General Development of Business.

The Fund was organized as a Delaware business trust in January 1998 to participate in the development, construction and operation of independent power generating facilities and similar capital projects (“Independent Power Projects” or “Projects”). The Fund was also authorized to invest in capital projects that at the time of such investment were expected to earn cash flows similar to those of Independent Power Projects.

The Fund sold whole and fractional shares of beneficial interest in the Fund ("Investor Shares") pursuant to a private placement offering (the “Offering”), which terminated in April 2000. Net of offering fees, commissions and expenses, the Offering provided approximately $54.6 million for investments in the development and acquisition of Projects. As of February 28, 2006, there were 1,330 record holders of Investor Shares (the "Investors").

The Fund has two managing shareholders: Ridgewood Renewable Power LLC (“Ridgewood Power") and Ridgewood Power VI LLC ("Power VI"). Power VI has assigned and delegated all of its rights and responsibilities to Ridgewood Power and is essentially an entity that conducts only nominal activities. Ridgewood Power and Power VI are collectively referred to as the “Managing Shareholder”. Both Ridgewood Power and Power VI are controlled by Robert E. Swanson, who is the manager, chairman, and, together with his family trusts, owns all of the membership interests of each entity. The officers of Power VI are the same as those of Ridgewood Power. Ridgewood Power takes all actions necessary to manage the Fund, without any participation by Power VI.

In general, the Amended Declaration of Trust (“Declaration”) provides the Managing Shareholder with complete control of the day-to-day operation of the Fund. The Managing Shareholder has appointed a slate of officers to enable the Fund to carry out its affairs in a manner similar to a conventional corporation. The Fund does not have a board of directors nor an audit committee or nominating committee as contemplated by the Sarbanes-Oxley Act of 2002. Instead, the Managing Shareholder effectively performs the functions that the board of directors or the audit or nominating committee would otherwise perform.

Christiana Bank & Trust Company (“Christiana"), a Delaware trust company, is the corporate trustee of the Fund. The corporate trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Fund.

Ridgewood Power also serves directly as the Managing Shareholder of the following Delaware business trusts (the “Other Power Trusts”):

•	Ridgewood Electric Power Trust I (“Power I”);
•	Ridgewood Electric Power Trust II (“Power II”);
•	Ridgewood Electric Power Trust III (“Power III”);
•	Ridgewood Electric Power Trust IV (“Power IV”);
•	Ridgewood Electric Power Trust V (“Power V”);
•	Ridgewood/Egypt Fund (“Egypt Fund”); and
•	Ridgewood Power B Fund/Providence Expansion (“B Fund”).

In addition, Ridgewood Power also serves directly as the manager of the following Delaware limited liability companies (“Ridgewood LLCs”):

•	Ridgewood Renewable PowerBank LLC; (“PowerBank I”);
•	Ridgewood Renewable PowerBank II LLC; (“PowerBank II”);
•	Ridgewood Renewable PowerBank III LLC; (“PowerBank III”); and
•	Ridgewood Renewable PowerBank IV LLC (“PowerBank IV”).

Financial Information about Industry Segments.

The Fund has been organized to operate in two industry segments: independent water desalinization and power generation and related facilities. See Item 8. Financial Statements and Supplementary Data for financial information about industry segments.

Narrative Description of Business.

(1) General Description.

The Fund was formed to participate principally in the development, construction and operation of Projects that generate electricity for sale to utilities and other users. The Fund was also authorized to invest in capital projects that, at the time of such investment were expected to earn cash flows similar to those of Independent Power Projects.

(2) The Fund's Investments.

(i) United Kingdom Landfill Projects

The Fund and Power V own 30% and 70% of Ridgewood UK, LLC (“Ridgewood UK”), respectively, which in turn owns a majority interest of CLPE Holdings, LTD (“CLPE”). As of December 31, 2003, CLPE owned twenty one landfill methane gas-fired electric generating projects in the United Kingdom with an installed capacity of 32.3 megawatts (“MW”). Sixteen of the projects representing 25.3 MW sell electricity under 15 year contracts to the Non Fossil Purchasing Agency (“NFPA”), a non-profit organization that purchases electricity generated by renewable sources on behalf of all British utilities. The remaining five projects representing 7 MW are subject to a PowerBank Program lease (described below) and sell this output under one year, market-based contracts. As of December 31, 2005, CLPE owned thirty one landfill methane gas-fired electric generating projects in the United Kingdom with an installed capacity of 48.7 MW.

CLPE’s NFPA Projects have been financed, in part, by bank financing provided by the Bank of Scotland. NFPA began in 1990 as a program supported by a small broad-based tax on electricity consumption that required companies supplying end-use customers to use the power supplied under NFPA contracts, including power produced at generating facilities using wind, water and waste materials, including landfill gas. The NFPA Projects enjoy a guaranteed price and market under the NFPA contracts for their output.

In addition to its developed and operational projects, CLPE had, in 2002, a portfolio of undeveloped landfill methane power projects that would qualify under the United Kingdom’s Renewable Obligation (“RO”) incentive program (the “RO Program”). The RO Program was adopted and implemented as a successor to Non-Fossil Fuel Obligation (“NFFO”) which had become outmoded by changes in the regulatory structure of the U.K.’s electricity supply industry. Existing NFPA contracts remain in full force and effect. Similar to Renewable Portfolio Standards (“RPS”) legislation in the United States, the RO Program requires electricity suppliers serving electricity users in the U.K. to obtain Renewable Obligation Certificates (each a “ROC”) to demonstrate that a portion of their electricity supply portfolio was generated by registered qualified producers. Electricity suppliers are required to supply an increasing portion of their delivered electricity from qualified renewable sources or face penalties. While this portfolio of undeveloped sites was potentially very profitable as a result of the RO Program, CLPE, despite significant efforts, was unable to obtain traditional debt financing necessary to develop these projects.
As a result, the Managing Shareholder organized the Ridgewood LLCs to fund the “PowerBank Program” by raising the funds needed to finance the development of CLPE’s portfolio of undeveloped sites and such new development opportunities as CLPE could obtain (the “RO Projects”). Since December 2002, four PowerBank Programs have been issued. Pursuant to certain Development Services Agreements (the “Development Agreements”) and Operations, Repair and Maintenance Agreements (“OR&M Agreements”) between Ridgewood UK and each of the PowerBank Programs, the PowerBank Programs purchase the facility site needed to develop and operate the subject RO Projects and then, in return for a fixed and variable lease payment, said sites will be leased back to the Ridgewood UK subject to a 10 year minimum lease pursuant to sale-lease back agreements. Pursuant to the terms of the applicable Development Agreement, the PowerBank Programs retain CLPE to develop each RO Project on a fixed price per MW, on a turnkey basis. The Development Agreements, however, do not generally contain completion or timing obligations for the development of the subject RO Projects. Accordingly, while CLPE bears the risk that the cost of developing such RO Projects may exceed the agreed upon price, the subject PowerBank Programs run the risk that the development of such RO Projects is substantially delayed or is not completed. In addition, CLPE operates and maintains each of these RO Projects. In return for its services, CLPE has the opportunity to obtain a share in the development profit if the construction and development of the RO Project is less than the fixed price, and it also receives continuing payments under the OR&M Agreements. In addition, after certain required payments, including the fixed and variable lease payments to PowerBank Programs and royalty payments to the landfill operator, CLPE receives a certain portion of the energy and ROC revenue generated by the RO Project. This amount is variable and depends on the price of energy and ROCs in the U.K. In addition to these revenues, incremental profits from these RO Projects, once developed, resulting from a combined power plus ROC price greater than 7.0 pence per kilowatt hour (“kWh”) is divided between the applicable PowerBank Programs and Ridgewood UK’s investors (i.e., the Fund and Power V), with two-thirds of the incremental profit going to the PowerBank Programs and one-third of the incremental profit going to Ridgewood UK as compensation for its participation in and facilitation of the PowerBank Programs. This payment, should it be made, is specifically allocated to Ridgewood UK, not to CLPE. Ridgewood UK will receive its distribution in the form of a cash allocation. Sixteen of the RO Projects developed by CLPE pursuant to the PowerBank Programs were developed and operating as of December 31, 2005.

(ii) Egyptian Projects

In 1999, the Fund and Power V jointly organized Ridgewood Near East Holdings, LLC, a New Jersey limited liability company (“Ridgewood Near East”) as a holding company for their Egyptian investments. In 2001, the Egypt Fund became a member of Ridgewood Near East. The Fund, Power V, and Egypt Fund (“member Funds”), as of December 31, 2005, have contributed approximately $39.1 million in aggregate to Ridgewood Near East. Each fund which is a member of Ridgewood Near East owns equity in proportion to the capital the fund has contributed, net of distributions and allocated profits and losses. Ridgewood Near East, in turn, owns all of Ridgewood Egypt For Infrastructure Projects LLC (“REFI”), which is the entity through which the Egyptian investments are made. REFI has developed projects to supply electricity and potable water to the tourist industry on the Red Sea in Egypt (the “Egyptian Projects”). As of December 31, 2005, REFI had 1 electric generation plant, 8 water desalinization plants (“water plants”) and 8 combination electric generation/water plants.

REFI’s larger water plants have underground pipelines that allow the plants to sell their water to a number of customers. Many of REFI’s water plants also have the capability to sell their water to trucks for delivery to other customers. Only two of REFI’s water plants are limited to selling water to a single customer.

REFI’s projects generally sell their electricity and drinking water output at prevailing market rates. There is no formal regulatory authority that reviews those prices or which has authority to set them. REFI’s operating expenses, which are charged against the Egyptian Projects’ cash flow, include development and administrative, operation and maintenance activities for all of its Egyptian Projects. To the extent possible, REFI’s electricity sales provide for a pass-through cost as the price of diesel fuel changes.

On December 30, 2001, the Fund, through REFI, purchased a 28% equity interest in Sinai Environmental Services S.A.E. (“Sinai”). As a result of further investments, Ridgewood Near East increased the equity interest in Sinai to 53% in 2002 and obtained control of all aspects of its operations. Ridgewood Near East is currently entitled to an additional equity interest in Sinai, in return for providing Sinai with certain machinery and equipment. At the time of the initial acquisition of the Sinai, it had an outstanding loan from H.S.B.C. Bank, S.A.E. (formerly Egyptian British Bank) (“HSBC”). In December 2003, a dispute arose between Sinai and HSBC in connection with the outstanding loan. In the second quarter of 2005, HSBC and Sinai settled their dispute by agreeing on the extension and revised payment schedule. Sinai has remained in full compliance with the terms of the loan as modified by the parties’ settlement.

  (iii) ZAP

The Fund invested $2,050,000 in Ridgewood ZAP, LLC (“Ridgewood ZAP”) in March 1999 as a wholly owned holding company for its investments in ZAP (formerly ZAPWorld.COM, Inc. and ZAP Power Systems, Inc.).  As part of the $2,050,000 share purchase, the Fund also received a warrant to purchase additional shares of ZAP’s common stock at a price between $3.50 and $4.50 per share. In June 1999, the Fund exercised the warrant and purchased 571,249 additional shares for approximately $2,000,000, or $3.50 per share. ZAP designs, assembles, manufactures and distributes electric vehicles, including automobiles, bicycle power kits, electric bicycles and tricycles, electric scooters, and other electric transportation vehicles. ZAP's common stock is quoted on the OTC Bulletin Board under the symbol "ZP”. In the early part of 2001, the Fund agreed to sell to ZAP, and certain of its shareholders, the Fund’s interest in ZAP in return for a $1,500,000 interest bearing promissory note (the “Ridgewood ZAP Note”).

On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the US Bankruptcy Court in Santa Rosa, California. On or about July 1, 2003, the Second Amended Plan for Reorganization became effective and the Ridgewood ZAP Note was converted into 994,500 shares of common stock in ZAP, as reorganized (the “Reorganized ZAP Shares”). When Reorganized ZAP Shares were issued to Ridgewood ZAP, as well as all other unsecured creditors who opted for an equity interest in the reorganized ZAP (as opposed to taking less than $.10 on the dollar for amounts owed by ZAP at the time of the bankruptcy filing), the Reorganized ZAP Shares were subject to a restriction on sales or transfers which was scheduled to be incrementally removed beginning the third quarter of 2003, on approximately 12% of the Reorganized ZAP Shares per quarter. As part of the reorganization, Ridgewood ZAP also received a warrant granting it the right to purchase approximately 995,000 ZAP shares at a price of $1.07 per share.

Upon the lifting of the transfer restrictions on the first set of the Reorganized ZAP Shares in September 2003, Ridgewood ZAP sold approximately 118,000 of those shares to a private individual for $1.00 per share, which represented a 10% discount off the then current public market price of ZAP shares. Thereafter, during the second and third quarters of 2004, Ridgewood ZAP distributed approximately 772,500 shares of the Reorganized ZAP Shares with a market value (as defined) of approximately $2,080,000 to the Fund’s investors. The transfer restrictions on approximately 104,000 Reorganized ZAP Shares were removed during 2005. As of the date of this report, Ridgewood ZAP intends to sell these shares.

In May 2004, Ridgewood ZAP exercised its rights under the warrant to purchase 995,000 shares at $1.07 per share. As an incentive to exercise the warrant it received in the reorganization, Ridgewood ZAP received a second warrant. Ridgewood ZAP exercised the second warrant in December 2004, with the purchase of 538,462 shares at a $3.25 per share. Ridgewood ZAP has been engaged in a program of sales of shares it purchased from the exercise of the warrants. It is expected that the sale of the remaining Reorganized ZAP Shares will be completed in the first quarter of 2006.

In 1999, Mr. Swanson purchased a franchise to distribute ZAP's products in the eastern portion of Long Island, New York. See Item 13. Certain Relationships and Related Transactions for additional information.

(iv) Ridgewood US Hydro Corporation

On November 22, 2002, the Fund and Power V acquired Ridgewood US Hydro Corporation (formerly Synergics, Inc.), which at the time owned a portfolio of seven existing hydroelectric generating plants located in California, Virginia, Rhode Island and New York (the “US Hydro Projects”). Except for one project (the Blackstone Project), as of December 31, 2005, all of the US Hydro Projects sold their electric output to local utilities pursuant to power contracts. The Blackstone project, in Rhode Island, is currently selling its output to the New England Independent System Operator (the “NE-ISO”). The US Hydro Projects are managed by Ridgewood Power Management (“RPM”) with each US Hydro Project having a local RPM employee assigned to manage its day-to-day operations.

At the time of the acquisition of Ridgewood US Hydro by the Fund and Power V, a note receivable from US Hydro Project at New Lahontan (“New Lahontan”) was subject to Bank of America debt. New Lahontan was owned and operated by the Truckee-Carson Irrigation District (“TCID”), which also owned the adjacent Old Lahontan Hydroelectric Power Plant (“Old Lahontan”). The Fund and Power V owned essentially a contractual right to payments from TCID based on New Lahontan’s KWh production. Initially the Managing Shareholder believed that New Lahontan would be able to operate at high capacity factors and deliver power pursuant to a high-priced standard offer contract. After experiencing several months of operations at New Lahontan, it became clear that Old Lahontan’s operation at full capacity prevented New Lahontan from operating at high capacity. In addition, New Lahontan and Old Lahontan only operate if water is released from the Lahontan Reservoir. Such releases, however, require the water to be diverted from the Truckee River, which adversely affects Pyramid Lake and the interests of those who own and use the lake. Lawsuits have been filed and litigated between TCID and the Pyramid Lake Indian Tribes over diversions from the Truckee River. As a result, in order to protect the divergent interests associated with, and reduce or minimize the water used from the Truckee River, TCID releases water pursuant to certain operating criteria and procedures adopted and enforced by the US Department of Interior, Bureau of Reclamation (the “Bureau”); the Bureau has been reducing the amount of water that can be released by TCID. Based on the number of parties and complicated nature of the relationships between those parties, the Managing Shareholder ultimately decided to negotiate a sale of its note receivable in New Lahontan to TCID. On March 31, 2004, US Hydro Projects sold its interest in New Lahontan to TCID for $4,000,000, which was used to partially pay down the outstanding $5,650,000 balance of the Bank of America debt.

In the fourth quarter of 2004, the US Hydro Projects’, Blackstone and New England Power (“NEP”) mutually agreed to terminate their 1989 power purchase agreement. As per the terms of the Termination and Release Agreement, Blackstone now has the right to sell its production of electricity to any party it chooses (as of December 31, 2005, the NE-ISO). In addition, beginning January 2005, NEP is obligated to pay Blackstone $16,000 per month through February 2010 and a lump sum payment of $1,000,000 on February 15, 2010 to compensate Blackstone for the cancellation of the fifteen years remaining on the original agreement.

(v) Investments No Longer Owned/Operating/Written-Off: Mediterranean Fiber Optic Project

In September 1999, the Fund and Power V organized Ridgewood MedFiber LLC and each of them contributed $1.5 million to the joint venture on equal terms. Ridgewood MedFiber then invested the $3 million in a 25% equity interest in Global Fiber Group, a developer seeking to construct a 3,600 kilometer (2,200 mile) underwater fiber optic cable through Spain, Southern France and Italy via the Mediterranean Sea. In February 2000 the original management, which had been unable to obtain additional equity financing for the Project, agreed to withdraw from the venture. Ridgewood MedFiber was unable to find other equity investors for the venture and the venture ceased activity in the second quarter of 2000. Accordingly, the Fund wrote off its entire investment in this Project effective March 31, 2000.

(3) Project Management and Operation.

(i) The United Kingdom Projects

The electricity markets in the United Kingdom were fully deregulated several years before deregulation began in the US. Accordingly, the Fund has invested in a niche area, landfill gas power plants which enjoy a guaranteed price and market for the output of those projects owned in the UK by the Fund (i.e., non-PowerBank Projects), and are not subject to price fluctuations for their fuel. The major business risks and considerations are to keep operating costs to a minimum through good design, preventative maintenance and attention to fuel quality/availability, governmental policy changes and exchange rate fluctuations affecting the pound-denominated revenues from these Projects.

(ii) The Egyptian Projects

Generally, the Projects in Egypt are located at or near resort hotel sites on the Red Sea, which are distant from other electric and water sources. REFI developed these Projects using local engineering personnel and contractors. Environmental, construction, legal, and labor requirements in Egypt are often unclear and can change unpredictably at any time and without warning. REFI may find it difficult to enforce contracts and other legal obligations against local suppliers or customers. There are no backup facilities to provide electricity or water if the Projects fail or are unusable for any period of time. Specifications for Projects have changed suddenly and unpredictably and in some cases it has been necessary for REFI to construct additional infrastructure. Cultural, language and political differences between Egypt and the US may impair communication with personnel, cause errors and possibly cause hostile action against the Projects by employees, residents or governmental agencies. There have been occasional terrorist incidents in Egypt directed against Western tourists and tourist facilities. In addition, the War in Iraq and other turmoil in the Middle East, although somewhat removed from Egypt, can have a negative effect on tourism. Further such incidents might deter tourism and make the host hotel resorts unprofitable or might even be directed against the Egyptian Projects or their personnel.

The Egyptian Projects use diesel engines powered by light fuel oil, which is delivered by tanker truck. Supply interruptions, oil spills or fires are possible. Although the Egyptian Projects are exposed to world oil price variations, this risk is mitigated to certain extent as the Egyptian Projects adjust their prices to substantially transfer the risk tied to fuel oil prices to their customers. This risk is also somewhat mitigated by the Egyptian government which controls the price of fuel and tries to limit price movements.

The customers of most of the Egyptian Projects are single hotels. It is possible that adverse events in the tourist industry, such as labor disputes, airline problems, shortages of personnel, changes in customer taste, environmental problems, overbuilding and international political or cultural developments could depress tourist trade to the point that the hotels would be unable to pay for water or power. Other risks include currency conversion and repatriation risks, exchange rate fluctuations, taxation disputes, international hostilities, arbitrary governmental action, religious tensions, anti-foreign sentiments and legal changes.

(iii) The US Hydro Projects

The US Hydro Projects are qualifying facilities (“QFs”) as defined in the Public Utilities Regulatory Policies Act of 1978, as amended (“PURPA”) and operate under power contracts with their local distribution utilities. Under the power contracts, the local utilities are obligated to purchase the contractual output of these Projects at formula prices. No separate payments are made for capacity and all payments under the power contracts are made for energy supplied. The US Hydro Projects are licensed or operated as "run-of-river" facilities, which means that the amount of water passing through the turbines is directly dependent upon the fluctuating flow of the river or stream. (Output of the US Hydro Projects is dependent upon rainfall and snowfall in the areas above the dams.) The US Hydro Projects have no meaningful ability to store water during high flows for use at low flow periods, and therefore, produce electric energy and sell it as generated at the fixed rates provided in the power contracts. The US Hydro Projects are not subject to fuel price changes. Output is generally lowest in the summer and highest in the spring and fall. RPM has assigned 3 full time employees to the US Hydro Projects.

(iv)  Renewable Power Generated by the US Hydro Projects and UK Projects

The US Hydro Projects and the UK Projects owned by the Fund are “renewable power” projects. "Renewable power" (often called "green power") is a catchphrase that includes projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production.

Because of the desire of governmental bodies to encourage use of renewable power as an alternative to fossil/nuclear plants, a number of incentive regimes have been established to make renewable power more competitive. As a result of RPS programs in the US, and the NFFO and RO Program in the UK, the Fund’s Projects have generally been selling their electric output and the renewable or “green” credits associated with such electric power, in most cases, at a premium over current wholesale electric rates.

(v)  General Considerations

The major costs of operating a Project are fuel, taxes, maintenance, operating labor and debt service (if applicable). The ability to reduce operating interruptions and to have a Project’s capacity available at times of peak demand is critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Fund’s business.

In order to operate, most Projects require a variety of permits, including zoning and environmental permits. Inability to obtain such permits will likely mean that a new Project will not be able to commence operations, and even if obtained, such permits must usually be kept in force in order for the Project to continue its operations once commenced.

Compliance with environmental laws is also a material factor in the independent power industry. The Fund believes that capital expenditures for, and other costs of, complying with environmental protection have not materially disadvantaged its activities relative to other competitors and will not do so in the future. Although the capital costs and other expenses of environmental protection may constitute a significant portion of the costs of a Project, the Fund believes that those costs imposed by current laws and regulations have been and will continue to be largely incorporated into the prices of its investments and it has accordingly adjusted its investment program so as to minimize material adverse effects. If future environmental standards require that a Project spend increased amounts for compliance, any such increased expenditure could have an adverse effect on the Fund to the extent it is a holder of such Project's equity securities.

Customers that accounted for more than 10% of the consolidated revenue to the Fund in each of the last three fiscal years are:

	Calendar Year
	2003	2002	2001
US Hydro Customers
Dominion	16.9%	--	--
Pacific Corp	27.9%	--	--

Ridgewood Near East Customers
Meridien Makadi Bay	--	20.6%	28.9%
Pyramisa Sharm	--	10.1%	17.4%

(4) Competition

The independent power industry is considered to be mature and there are a large number of participants in the independent power industry. Several large corporations specialize in developing, building and operating independent power plants. Equipment manufacturers, including many of the largest corporations in the world, provide equipment and planning services and provide capital through finance affiliates. Many regulated utilities have organized subsidiaries or affiliates to participate in unregulated activities such as planning, development, construction and operating services or owning exempt wholesale generators or up to 50% of independent power plants. In addition, there are many smaller competitive firms whose businesses are conducted primarily on a regional or local basis. Many of these companies focus on limited segments of the cogeneration and independent power industry and do not provide a wide range of products and services. There is significant competition among non-utility producers, subsidiaries of utilities and utilities themselves in developing and operating energy-producing projects and in marketing the power produced by such projects. Since energy is an undifferentiated commodity, competition is based almost exclusively on price and ability to deliver. Given that the Projects may have higher cost structures that large nuclear or fossil-fueled facilities, they would need to compete on an alternative basis, such as their favorable environmental profile.

The Fund is unable to accurately estimate the number of competitors but believes that there are many competitors at all levels and in all sectors of the industry. Many of those competitors, especially affiliates of utilities and equipment manufacturers, are far better capitalized than the Fund.

The Projects owned by the Fund’s UK operations, which are not subject to the PowerBank arrangements, operate under long-term contracts with the Non-Fossil Fuels Purchasing Agency, a quasi-governmental agency and are not subject to competition. Currently, the Egyptian Projects are located in remote coastal areas that are not linked to the national electric power network and thus are not subject to substantial competition for providing electricity. The water plants do not face substantial competition except from trucked-in water. This also means that there is no substantial backup for the Egyptian Projects if they cannot operate for any reason. It is possible that in future years the national network may extend to some or all of the Egyptian Projects, in which case there might be competition.

(5) Regulatory Matters.

United States Regulation.

Projects are subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a Project and emissions and other substances produced by a Project. These energy and environmental laws and regulations generally require that a variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operate in compliance with such permits and approvals.

(i)  Energy Regulation.

(A)  PURPA. The enactment of Public Utilities Regulatory Policies Act of 1978, as amended (“PURPA”) and the adoption of regulations there under by Federal Energy Regulatory Commission (“FERC”) provided incentives for the development of cogeneration facilities and small power production facilities meeting certain criteria. QFs under PURPA are generally exempt from the provisions of the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, from state laws regarding rate or financial regulation. In order to be a QF, a cogeneration facility must (a) produce not only electricity but also a certain quantity of heat energy (such as steam) which is used for a purpose other than power generation, (b) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (c) not be controlled or owned more than 50% by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities," can be QFs if they meet certain regulations such as capacity, primary energy source, and utility ownership.

The exemptions from extensive federal and state regulation afforded by PURPA to QFs are important to the Fund and its competitors. The Fund believes that each of its US Hydro Projects is a QF. If a Project loses its QF status, the utility can reclaim payments it made for the Project's non-qualifying output to the extent those payments are in excess of current avoided costs or the Project's power contract can be terminated by the electric utility.

(B)  The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to, and wheel power for, Independent Power Projects under certain conditions. The 1992 Energy Act is not expected to materially and adversely affect the Fund’s business plan, though it may result in increased competition in the sale of electricity.

(C) Energy Policy Act of 2005. The enactment of the Energy Policy Act of 2005 on August 8, 2005, has essentially repealed substantial portions of PURPA and the Public Utility Holding Company Act (“PUHCA”). Notwithstanding its impact on PURPA and PUHCA, the Energy Policy Act of 2005 is not expected to materially and adversely affect the Funds business plan.

(D)  The FPA. The FPA grants FERC exclusive rate-making jurisdiction over wholesale sales of electricity in interstate commerce. The FPA provides FERC with ongoing as well as initial jurisdiction, enabling FERC to revoke or modify previously approved rates. Such rates may be based on a cost-of-service approach or determined through competitive bidding or negotiation. While QFs under PURPA are exempt from the rate-making and certain other provisions of FPA, non-QFs are subject to FPA and FERC rate-making jurisdiction.

(E)  State Regulation. State regulation is pervasive in the area of power plant permitting and licensing. In addition, states may assert jurisdiction over the citing and construction of Independent Power Projects.

(ii)  Environmental Regulation.

The construction and operation of Independent Power Projects are subject to extensive federal, state and local laws and regulations adopted to protect human health and the environment, and to regulate land use. The laws and regulations applicable to the Fund and Projects in which it invests, primarily involve the discharge of emissions into the water and air, and the disposal of waste, but can also include wetlands preservation and noise regulation. These laws and regulations in many cases require a lengthy and complex process of renewing licenses, permits and approvals from federal, state and local agencies. Obtaining necessary approvals regarding the discharge of emissions into the air is critical to the development of a Project and can be time-consuming and difficult. Each Project requires technology and facilities which comply with federal, state and local requirements, which sometimes result in extensive negotiations with regulatory agencies. Meeting evolving requirements of each jurisdiction with authority over a Project may require extensive modifications to existing Projects.

The Fund's Projects must comply with many federal and state laws and regulations governing wastewater and storm water discharges from the Projects. These are generally enforced by states under permits for point sources of discharges and by storm water permits. Under the Clean Water Act, such permits must be renewed every five years and permit limits can be reduced at that time or under re-opener clauses at any time. The Projects have not had material difficulty in complying with their permits or obtaining renewals.

The Managing Shareholder believes that environmental and land use regulations may become more stringent in the future. The Fund and the Managing Shareholder have developed expertise and experience in obtaining necessary licenses, permits and approvals, but still expect to rely upon qualified environmental consultants and counsel to assist in evaluating the status of Projects regarding such matters.

(iii) Potential Legislation and Regulation.

All federal, state and local laws and regulations, including but not limited to PURPA, the 1992 Energy Act, the FPA and the Energy Policy Act of 2005 are subject to amendment or repeal. Future legislation and regulation is uncertain, and could have material effects on the Fund.

Financial Information about Foreign and Domestic Operations and Export Sales.

For 2001, all revenues were recorded from customers of the Egypt Projects. In 2003 and 2002, revenues were recorded from customers of the Ridgewood US Hydro Projects and Egypt Projects. The financial statements of the UK Projects and ZAP are not consolidated with those of the Fund and, accordingly, their revenues are not considered to be operating revenues. As of and for the year ended December 31, 2003, 2002 and 2001 revenue and property, plant and equipment from sources inside and outside the United States were as follows:

	2003		2002		2001
	US	Egypt	US	Egypt	US	Egypt
Revenue	$ 5,844,921	$ 4,399,763	$ 371,345	$ 5,459,011	$ -	$ 4,237,676
Property, plant
and equiptment, net	1,734,015	20,867,386	1,777,647	31,214,014	-	25,961,010

Employees.

The Fund has no employees. The executive officers of the Fund described in Item 10. Directors and Executive Officers of the Registrant, are not employees of the Fund but as officers of the Managing Shareholder have the duties and powers applicable to similar officers of a Delaware corporation in carrying out the Fund’s business.

Item 2. Properties.

Pursuant to the Management Agreement between the Fund and the Managing Shareholder (described in Item 10(c) of this report), Ridgewood Power provides the Fund with office space at the Managing Shareholder's principal offices at The Ridgewood Commons, 947 Linwood Avenue, Ridgewood, New Jersey 07450. The Fund also has office space at 1314 King Street, Wilmington, Delaware 19801.

The following table shows the material properties (relating to Projects) owned or leased by the Fund's subsidiaries as of December 31, 2005.

Projects	Location	Ownership Interests in Land	Ground Lease Expiration	Approximate Acreage of Land	Project Description
Egyptian	17 sites in Egypt*	Leased by REFI**	n/a	Less than 10, collectively	Electric generation and/or water desalination

US Hydro	7 sites in the US***	Sites owned or leased on case by case basis.****	n/a	Less than 15, collectively	Hydro-facilities

* All Egyptian sites are located on or near the Red Sea.
** Joint venture owned by Fund, Power V, and Egypt Fund.
*** Six US Hydro sites are located on the Eastern Seaboard and one in California
****Joint venture equally owned by Fund and Power V.

	No. of Projects	Locations	Engine Generator Sets (MW Capacity)
United Kingdom Projects▲	31	22 in England and Scotland	50 (48.7MW)

▲ Including Projects owned by the UK operations of the Fund and those operated under the terms of the PowerBank arrangements.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Fund sold 658.1067 Investor Shares of beneficial interest in the Fund in its private placement offering, which concluded in April 2000. As of the date of this Annual Report on Form 10-K, there has been no established public trading market for the Investor Shares. As of the date of this Annual Report on Form 10-K, all such Investor Shares have been issued and are outstanding. There are no outstanding options or warrants to purchase, or securities convertible into, Investor Shares.

Investor Shares are restricted as to transferability under the Declaration. In addition, under federal laws regulating securities the Investor Shares have restrictions on transferability when persons in a control relationship with the Fund hold the Investor Shares. Investors wishing to transfer Investor Shares must also consider the applicability of state securities laws. The offer and sale of the Investor Shares have not been and are not expected to be registered under the Securities Act or under any other similar law of any state (except for certain registrations that do not permit free resale) in reliance upon what the Fund believes to be exemptions from the registration requirements contained therein. Because the Investor Shares have not been registered, they are "restricted securities" as defined in Rule 144 under the 1933 Act.

Holders

As of February 28, 2006, there were 1,330 record holders of Investor Shares.

Dividends

The Fund made distributions as follows for the years ended December 31, 2003 and 2002:

	Year ended December 31,
	2003	2002
Total distributions to Investors	$ 1,316,418	$ --
Distributions per Investor Share	2,000	--
Distributions to Managing Shareholder	13,297	--

The Fund’s decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Fund and retention of reasonable reserves as determined by the Fund to cover its anticipated expenses. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation”.

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

Item 6. Selected Financial Data.

The following data is taken from the financial statements presented elsewhere in this Annual Report on Form 10-K. .See Item 8. Financial Statements and Supplementary Data.

	As of and for the Years Ended December 31,
	2003	2002	2001	2000	1999

Revenue (I)	$10,244,684	$5,830,356	$4,237,676	$2,180,231	$--
Net loss (II)	(3,790,043)	(3,331,373)	(3,037,411)	(1,909,206)	(980,540)
Net assets (shareholders' equity) (III)	27,713,091	36,315,970	39,313,776	46,091,190	45,657,426
Investments in Property, plant and equipment net of depreciation (I) and (IV)	22,601,401	32,991,661	25,961,010	21,321,104	--
Total assets (I)	57,871,936	67,117,202	48,835,302	53,174,689	45,881,708
Long term debt (less current portion) (V)	4,722,403	8,002,169	--	--	--

(I)
Increase in revenue in 2003, investment in property, plant and equipment and total assets in 2002 due to acquisition of US Hydro in November 2002, as discussed in Note 3 to the Fund’s Notes to Consolidated Financial Statements.

(II)	Increase in net loss in 2001 due to write-off of investment in ZAP securities, as discussed in Note 3 to the Fund’s Notes to Consolidated Financial Statements.

(III)	Decrease in shareholders’ equity in 2003 due to unrealized loss on foreign currency related to Egypt investment.

(IV)	Decrease in investment in property, plant and equipment in 2003 due to write-down of Power Sales Contracts, as discussed in Note 2 to the Fund’s Notes to Consolidated Financial Statements.

(V)	Increase in long-term debt in 2002 due to introduction of term loan for Ridgewood Near East and US Hydro. Decrease in 2003 is primarily due to decrease in Egypt pound currency denominated obligation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis should be read in conjunction with the Fund's financial statements and the notes thereto presented below. See Item 8. Financial Statements and Supplementary Data. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

The Fund uses the equity method of accounting for its investments in the UK Projects and for ZAP (until the third quarter of 2001). In 2001, the Fund’s investment in the Ridgewood US Hydro projects was in the form of a note receivable and, accordingly, the Fund’s earnings were in the form of interest income. In 2002, the Fund completed its acquisition of the Ridgewood US Hydro projects and as a result, the Fund has consolidated the financial position and results of operations effective November 23, 2002.

Through December 31, 1999, the Fund used the equity method of accounting for its investment in the Egypt Projects. Beginning in the first quarter of 2000, the Fund made additional investments and acquired majority ownership of certain Egypt Projects. As a result, effective January 1, 2000, the Fund has consolidated the financial position and results of operations of certain Egypt Projects. In the first quarter of 2002, the balance of the Egypt Projects were consolidated as a result of acquisition. For the year ended 2001, all the Fund’s consolidated revenue and cost of sales relate to the Egypt Projects.

Outlook

The adoption of the Renewable Portfolio Standards (“RPS”) legislation in various states is indicative of the significant activity and movement in the industry, as well as at state and federal government, to increase the amount of renewable power that is supplied to utilities that serve end-use customers in such states. For example, in Massachusetts, legislation and regulations have been passed requiring such retail electric suppliers to have in their electric portfolio one (1%) from “new renewable power” for 2003. This renewable generation percentage requirement increases each year until the renewable generation amount equals four (4%) percent. New Jersey, Nevada, California and Connecticut have passed similar RPS legislation.

Notwithstanding the development of a renewable energy market in many states, the general trends in the electric power industry have continued to reflect an attitude of caution and restraint. Throughout the United States, memories of the California energy crises, Enron Corp.’s bankruptcy proceedings before the FERC regarding certain questionable practices of other energy producers and marketers, as well as the US and world economy and the Iraq War, have led many to call for a more regulated electric industry, with strict reporting requirements and cost of service regulation. However, many legislators, regulators and market participants have not disavowed deregulation.

The Projects owned by the Funds’ UK operations, which are not subject to the PowerBank arrangements, operate under long-term contracts with the Non-Fossil Fuels Purchasing Agency, a quasi-governmental agency. They enjoy a guaranteed price and market for their output and are not subject to price fluctuations for their fuel. The UK Projects are relatively unaffected by developments in the United Kingdom electricity markets, which included the introduction in 2001 of the New Electricity Trading Arrangements (“NETA”). NETA replaced the electricity pool with a competitive wholesale energy market. While NETA has not impacted the income stream for the UK Projects, the attendant disruption has caused a realignment and consolidation within the UK utility industry. The industry regulator, Office of Gas & Electricity Markets (“OFGEM”), monitors these developments on a continuous basis.

The Egyptian Projects are developed at remote resort hotel sites on the Red Sea, which are distant from other electric and water sources. As a result, REFI is relatively unaffected by trends in the Egyptian water and power industry, which is concentrated along the Nile River and Mediterranean Coast. Prices for power and water delivered to the Egyptian Projects’ hotels in certain instances are based on contracted rates. Some arrangements are short-term and in other cases, hotels may attempt to renegotiate the terms of their arrangements. The market price for water not under contract varies depending on many factors, including fuel cost, availability of other sources of supply (primarily other desalination plants or the Nile River), demand (which is heavily dependant on temperature) and availability of transportation (primarily trucks and pipelines).

In connection with the acquisition of US Hydro, the Fund and Power V, through a joint venture, purchased a note receivable from US Hydro for approximately $17 million. At the time, the joint venture intended to acquire US Hydro’s nine hydroelectric plants by forgiving the then outstanding debt and $0.8 million of accrued interest, paying an additional $1 million to the shareholders of US Hydro, and paying up to an additional $1.7 million of US Hydro related but contingent tax liabilities that might be incurred as a result of a tax strategy The then president of US Hydro agreed to vote the stock of US Hydro beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Fund and Power V that materially complied with the provisions outlined above. After further negotiations, however, on November 22, 2002, through another joint venture owned in the same proportion as the joint venture that acquired the debt of US Hydro, the Fund and Power V acquired 100% of the outstanding stock of US Hydro through structured tax reorganization. As part of the tax structured reorganization, the former shareholders of US Hydro received 100% of the outstanding shares of a subsidiary of US Hydro in exchange for selling the stock of US Hydro to Power V and the Fund for a nominal amount.

Additional trends affecting the independent power industry generally are described in Item 1. Business.

 Significant Accounting Policies

The Fund’s plant and equipment is recorded at cost and is depreciated over its estimated useful life. The estimated useful lives of the Fund’s plant and equipment range from 3 to 20 years. A significant decrease in the estimated useful life of a material amount of plant and equipment could have a material adverse impact on the Fund’s operating results in the period in which the estimate is revised and in subsequent periods. The Fund evaluates the impairment of its long-lived assets based on projections of undiscounted cash flows at least annually or when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the assets. A significant reduction in estimated future cash flows may have a material adverse impact on the Fund’s operating results and financial condition.

Power generation and water revenue is recorded in the month of delivery, based on the estimated volumes sold to customers at rates stipulated in the power sales contract and for water output at prevailing market rates. Adjustments are made to reflect actual volumes delivered when the actual information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings do not vary significantly from estimates.

Accounts receivable are carried at original invoice amount less allowance made for uncollectibility of these receivables. Allowance for uncollectibility of accounts receivable is established when there is objective evidence that the Fund will not be able to collect all amounts due according to the original terms of receivables. The amount of allowance is the difference between the carrying amount and the recoverable amount, being the expected cash flows. When material, expected cash flows are discounted at the market rate of interest for similar borrowers.

Results of Operations
The year ended December 31, 2003 compared to the year ended December 31, 2002

Revenues increased by $4,415,000, or 76%, to $10,245,000 in 2003, as compared to $5,830,000 in 2002. The acquisition of the Ridgewood US Hydro Projects in the fourth quarter of 2002 provided the current year results with additional revenues of $5,473,000. Revenues from the Egyptian operations in local currency were comparable to 2002. Due to the decrease in the exchange rate of the Egyptian pound in 2003, revenues from the Egyptian operations decreased $1,059,000.

Cost of revenue increased by $1,739,000, or 32%, to $7,142,000 in 2003, from $5,403,000 in 2002. This is primarily due to the increase in depreciation and amortization expense related to US Hydro Projects acquired in November 2002. In addition, as a result of review of impairment and change in circumstances, certain US Hydro Projects lives have been adjusted.

Gross Profit increased by $2,675,000 to $3,102,000 in 2003, from $427,000 in 2002. The increase is due to the consolidation of the Ridgewood US Hydro Projects for the full year in 2003. The Ridgewood US Hydro Projects provided a gross profit of $2,686,000 in 2003, an increase of $2,526,000. Gross Profit from the Egyptian operations was $416,000, an increase of approximately $149,000 compared to 2002. The increase in gross profit from the Egyptian operations is primarily attributed to the improved efficiency of the Sinai operations.

General and administrative expenses increased $1,272,000 or 63%, to $3,302,000 in 2003 from $2,030,000 in 2002. The increase is primarily due to the consolidation of the Ridgewood US Hydro Projects in November 2002 and also due to the settlement of a breach of contract claim resulting in a charge of $551,000, which represents the present value of the future discounted payments.

The management fee of $823,000 in 2003 was comparable to 2002.

Write-down of power generation Projects increased by $2,197,000, from $298,000 in 2002 to $2,495,000 in 2003. The increase is primarily due to write-down of $527,000 for certain assets acquired in the Sinai acquisition and also due to the impairment of power sales contract of $1,902,000 as a result of a decrease in future cash flow of certain US Hydro Projects resulting from the exercise of certain rights of the off take party on various power agreements and the restructuring of power agreement at the Blackstone Project. In 2002, the Fund recorded a write-down of $298,000 for certain of its on-site plants in the Egypt that were shut down or sold.

In 2003, the Fund recorded a goodwill impairment charge of $556,000 compared to $0 in 2002. Goodwill, resulting from the deferred tax liability associated with the acquisition of US Hydro, was not supported by discounted future cash flow of the underlying projects to the extent of the impairment.

Provision for bad debts increased $398,000 to $536,000 in 2003 from $138,000 in 2002. The provision recorded for bad debts is attributable to the Egyptian operations.

The Fund’s loss from operations increased by $1,749,000, or 61%, to $4,610,000 in 2003 from $2,861,000 in 2002. The increase in loss reflects the increase in the write-down of power generation projects, impairment of goodwill and general and administrative expenses, partially offset by the increase in gross profit.

Interest income of $58,000 in 2003 was comparable to the prior year. Interest expense decreased $127,000 to $861,000 in 2003 from $988,000 in 2002. The decrease is the result of the lower outstanding debt balances.

In 2003, the Fund recorded an equity loss of $627,000 from its investment in the UK Projects, compared to an equity loss of $845,000 in 2002. The decrease in equity loss is due to the increase in revenue resulting from the increase in the UK Projects operating capacity, in addition to the decrease in maintenance costs.

The Fund recorded a loss on sale of equipment of $499,000 in 2003 as a result of the sale of certain equipment by the Egyptian operations.

Other income decreased $59,000, or 39%, from $152,000 in 2002 to $93,000 in 2003 due to a decrease in Egyptian foreign exchange gains resulting from purchase of equipment from various international parties.

The increase on gain on sale of investment in ZAP securities reflects the 118,000 shares sold at $1.00 per share and the full proceeds was recorded as a gain. The Fund had written-off the investment in ZAP securities in 2001.

In 2003, the Fund incurred an income tax benefit of $1,054,000 on behalf of the Ridgewood US Hydro Projects compared to income tax expense of $13,000 in 2002. The increase in the 2003 income tax benefit is primarily attributable to the decrease in deferred tax liabilities relating to the US Hydro Projects. The Fund’s Egyptian subsidiaries have a ten year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the years presented.

Minority interest in the loss of subsidiary increased by $283,000 or 24%, from $1,201,000 in 2002 to $1,484,000 in 2003. The increase is due to the Fund’s impairment of goodwill and long-lived assets, partially offset by the increase in income tax benefit. In addition, obligation to fund the Sinai losses as the minority shareholder’s share of accumulated losses exceeded its basis in 2003. Accordingly, the minority shareholder’s equity in Sinai is reduced to zero and the reporting of Sinai’s losses is fully absorbed by the Fund.

   The Fund’s net loss increased $459,000 or 14% from a loss of $3,331,000 in 2002 to $3,790,000 in 2003, primarily reflecting the increase in the loss from operations offset by increase in income tax benefit.

The year ended December 31, 2002 compared to the year ended December 31, 2001

Revenues increased by $1,592,000, or 38%, to $5,830,000 in 2002, as compared to $4,238,000 in 2001. The increase in revenues is a result of a $334,000 increase from existing operations in Egypt, $887,000 due to the acquisition of Sinai on February 16, 2002, and $371,000 due to the acquisition of the US Hydro Projects on November 22, 2002. The increase in existing operation revenue is attributable to the increase in the capacity and number of completed facilities.

Cost of Revenue increased by $2,147,000 or 66%, to $5,404,000 in 2002, from $3,257,000 in 2001. The increase is primarily due to increase in depreciation and amortization expense and also due to increase in Egypt operating expense due to purchase of Sinai in February 2002.

Gross Profit decreased from $981,000 in 2001, to $427,000 in 2002. The decrease is primarily attributed to the increase in maintenance and depreciation expense incurred as a result of the completion of facilities and their operation, as compared to the prior year when some facilities were still under construction.

General and administrative expenses increased $728,000 or 56%, to $2,029,000 in 2002 from $1,301,000 in 2001. The increase is primarily due to the acquisition of the US Hydro Projects and Sinai in 2002.

The management fee charged by the Managing Shareholder decreased $822,000, or 50%, to $823,000 in 2002 from $1,645,000 in 2001. The decrease reflects the Managing Shareholder waiving the third and fourth quarter fees, whereas in 2001 the Fund was charged for a full year of management fees.

In 2002, the Fund recorded a write-down of $298,000 for several of its on-site plants in Egypt that were shut down or sold. The Fund did not record any write-downs of projects in 2001.

The Fund’s loss from operations increased by $673,000, or 31%, to $2,861,000 in 2002 from $2,188,000 in 2001. The increase reflects the higher general and administrative charges, the write-down of investments and lower gross profit, partially offset by the decrease in the management fee in 2002 (see above).

The Fund recorded interest income from the note related to the US Hydro Projects of $994,000 in 2001. During the second half of 2001, drought conditions affected many of the US Hydro Projects, reducing revenues and cash flows recorded by US Hydro. As a result of these reduced cash flows experienced by US Hydro, the Fund ceased accruing interest effective as of October 1, 2001.

Interest income, excluding interest related to the US Hydro Projects note, decreased by $246,000 or 80% to $60,000 in 2002 from $306,000 in 2001 reflecting lower average cash balances on hand.

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

The Fund’s Egyptian subsidiaries have a ten year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the years presented. In 2002, the Fund incurred $13,000 in income tax expense on behalf of the US Hydro Projects.

The Fund’s net loss increased $294,000 or 10% from a loss of $3,037,000 in 2001 to $3,331,000 in 2002, primarily reflecting lower income from operations and lower interest income in 2002.

Interim Periods

Increase in loss from operations in the fourth quarter of 2003 is primarily due to the write-down of $527,000 as a result of an appraisal of the equipment acquired in the Sinai acquisition. During the fourth quarter of 2003, the Fund also recorded an impairment of goodwill of $556,000 as the goodwill resulting from the deferred tax liability associated with the acquisition of US Hydro, was not supported by discounted future cash flow of the underlying projects to the extent of impairment. In addition, the Fund recorded impairment of long-lived assets of $1,902,000 due to decrease in future undiscounted cash flow for certain US Hydro Projects resulting from the exercise of certain rights of the off take party on various power agreements and the restructuring of power agreement at the Blackstone Project. In addition, the Fund recorded a charge of $551,000 resulting from the settlement of a breach of contract claim.

As a result of the change in the estimated life of certain electric power sales contracts, the Fund recorded an additional $630,000 of amortization expense in the fourth quarter of 2003. The Fund also recorded a $288,000 provision for bad debt from its Egyptian operations in the fourth quarter of 2003. This was partially offset by increase in income tax benefit of $1,054,000 due to decrease in deferred tax liability of certain US Hydro Projects.

In the fourth quarter of 2002, increase in loss from operations and net loss is primarily attributable to the increase in general and administrative expenses by $200,000, provision for bad debt expense by $150,000 and write-down of assets in power generation projects by $200,000. In addition, equity loss in UK landfill gas projects increased by $300,000 from the second quarter of 2002 to the third quarter of 2002.

Liquidity and Capital Resources

At December 31, 2003, the Fund had cash and cash equivalents of $801,000, a decrease of $119,000 as compared to December 31, 2002. The cash flows for the year 2003 were $2,132,000 provided by operating activities, $1,285,000 provided by investing activities, $3,308,000 used in financing activities and $228,000 loss due to the effect of the exchange rate on cash and cash equivalents.

In 2003 the Fund’s operating activities generated cash of $2,132,000 compared to a cash usage of $971,000 in 2002. The increase in cash flow is primarily due to increase in revenue.

In 2003, the Fund provided $1,285,000 from its investing activities. In 2003, the Fund received $938,000 in distributions from the UK Projects, $389,000 from the proceeds of the sale of certain assets of the Egypt projects, $200,000 of proceeds from the Ridgewood US Hydro note receivable, $118,000 of proceeds from investment in ZAP securities, partially offset by capital expenditure of $360,000. In 2002, investing activities provided $209,000 partly as a result of capital expenditure of $1,067,000 and cash received in the Ridgewood US Hydro acquisition offset by the cash invested in the Egypt Projects and Sinai in the net amount of $1,281,000.

In 2003, the Fund used $3,308,000 of cash in financing activities, primarily the result of $1,978,000 used to repay bank loans and $1,330,000 used in distributions to shareholders. In 2002, the Fund generated $628,000 of cash from financing activities primarily as a result of borrowings of $2,688,000 from the Egyptian subsidiaries bank loan, offset by loan repayments of $554,000 and advances to affiliates of $1,505,000.

The Fund expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any declared distributions through January 31, 2007. The Fund has historically financed its operations from cash generated from its subsidiaries’ operations. Obligations of the Fund are generally limited to payment of debt to third parties and management fee to the Managing Shareholder as well as payments for certain administrative, accounting and legal services to third parties. Accordingly, the Fund has not found it necessary to retain a material amount of working capital.

On June 26, 2003, the Managing Shareholder of the Fund, entered into a $5,000,000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, liens and provide guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000. During 2005, Wachovia Bank agreed to further extend the Managing Shareholder’s Line of credit through September 30, 2006.

The following schedule represents the Fund’s total contractual obligations as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations:
Long-term debt
Sinai	$ 65,850	$ 94,209	$ 231,813	$ 232,373	$ 321,625	$ 1,267,934	$ 2,313,803
REFI	505,410	505,410	505,410	126,353	-	-	1,642,583
US Hydro	4,312,723	472,451	432,413	432,413	-	-	5,650,000
Minimum lease payment	670,000	685,000	695,000	700,000	710,000	6,216,477	9,676,477
Consulting Agreement Settlement	6,591	0,422	44,655	9,331	4,497	325,064	550,560

During the third quarter of 2002, REFI executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately US $2,022,000), which will mature on March 31, 2007. The loan will be repaid in quarterly installments of 781,250 Egyptian pounds (approximately US $126,000) starting June 2003. Outstanding borrowings bear interest at the bank’s medium term loan rate plus 0.5% (12.5% at December 31, 2003 and 2002).

Sinai has outstanding loans and interest payable of 14,292,806 Egyptian pounds (approximately US $2,314,000). The loan bears interest at 11.0% per annum. The provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. As the loan has been in default since 1999, Sinai entered into a new agreement in April 2005 in order to resolve all issues, cure the default, and reschedule the installment payments of the debt. At December 31, 2005, Sinai was in compliance with the terms of the modified loan.

Five of the US Hydro Project’s hydro-electric power plants are financed by a term loan. The Fund has a choice of variable or fixed interest rates on the term loan. Variable rates are LIBOR (1.16375% and 1.45% at December 31, 2003 and 2002, respectively) plus 1¾% or the Lenders Corporate Base Rate plus ½%. At the Fund’s option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1,000,000, for any period of time from two to seven years. Such fixed rate shall be based on the US Treasury note rate at the date of election plus 2¾%. The variable rate of 2.91375% and 3.2% were the effective interest rates at December 31, 2003 and 2002, respectively. Although the Fund is current in its interest and principal payments, it is technically in default under the covenants of the term loan as a result of not providing its lender a copy of its current audited financial statements. As per the terms of the term loan agreement, the default does not allow the lender to accelerate or call the loan.

This credit facility is collateralized by five hydroelectric plants and the notes receivable owned by the US Hydro Projects. As additional compensation to the lender, the Fund is required to pay to the lender an additional amount equal to 10% of the cash flow, as defined, of the financed projects plus 10% of any net proceeds, as defined, from the sale or refinancing of any of the financed projects. No additional interest payments were required for the years ended December 31, 2003 and 2002.

Scheduled principal repayments of the Fund’s long-term debt, as revised for the Sinai loan modification, are as follows:

	Sinai	REFI	US Hydro	Total
2004	$ 65,850	$ 505,410	$ 4,312,723	$ 4,883,983
2005	194,209	505,410	472,451	1,172,070
2006	231,813	505,410	432,413	1,169,635
2007	232,373	126,353	432,413	791,139
2008	321,625	-	-	321,625
Thereafter	1,267,934		-	1,267,934
Total	$ 2,313,803	$ ,642,583	$ 5,650,000	$ 9,606,386

The UK Projects have collateralized long-term debt, without recourse to the Fund, with scheduled principal payments as follows:

Year Ended	Scheduled
December 31,	Payment

2004	$ 1,562,972
2005	1,747,275
2006	1,941,484
2007	2,088,025
2008	2,118,153
Thereafter	13,298,153
Total	$ 22,756,062

The long-term debt is repayable in semi annual installments each March 31st and September 30th through September 30, 2014. $9,698,121 of the outstanding debt bears interest at 7.08%, while $9,182,979 of the outstanding debt bears interest at 7.73% and $3,874,962 bears interest at LIBOR plus 1.4% (5.48% at December 31, 2003). The notes are collateralized by substantially all of the assets of the projects and the credit agreement requires that a debt service coverage ratio of 1.3 to 1 (as defined) be maintained as well as certain other ratios. At December 31, 2005, the UK Projects outstanding debt was current and in good standing with its bank.

The UK Projects has substantially reduced its interest rate variability to the bank loan by entering into near term forward notional swap agreements with its bank. Each year the UK Projects can reset and fix the interest rate it is charged on the long term portion of its bank loan or be charged the UK Projects prevailing available interest rate, approximately LIBOR plus 1.4%. On March 31, 2005, the UK Projects reset the interest rate to 5.88% on the long term portion with the fixed rate expiring on March 31, 2006.

The UK Projects have certain long-term agreements that require delivery of unspecified volumes of energy at fixed prices. The long-term contract is not guaranteed by the Fund. The Egypt Projects generally sell their electricity and water output at prevailing market rates.

Commencing in 2002, Ridgewood UK began to develop and construct expansion of certain existing facilities in order to take advantage of the RO programs. As Ridgewood UK required financing to maintain its expansion, it was decided to raise the necessary financing from affiliates. Accordingly, Ridgewood Power formed Ridgewood Renewable PowerBank LLC (“PB I”) and began offering shares in the fourth quarter of 2002. During the second quarter of 2003, Ridgewood Power formed Ridgewood Renewable PowerBank II LLC (“PB II”); in the third quarter of 2003, Ridgewood Power formed Ridgewood Renewable PowerBank III LLC (“PB III”) and during the third quarter of 2004, Ridgewood Power formed Ridgewood Renewable PowerBank IV LLC (“PB IV”). Shortly after the formation of PBI, PBII, PBIII and PBIV (collectively, the “PowerBank Funds”), all affiliates of Ridgewood UK, the offering period began for each respective PowerBank Fund. The proceeds raised by PowerBank Funds, less the offering costs incurred by the PowerBank Funds, were initially provided to Ridgewood UK in the form of construction advances.

As of December 31, 2003 and 2004, Ridgewood UK received construction advances of $41,806,478 and $53,770,169, respectively from the PowerBank Funds with the expectation to develop 29 projects with an operating capacity of 37.6 MW. The following table reflects the construction advances and anticipated development per PowerBank Fund as of December 31, 2005.

	Offering	Net Funds	Anticipated	Anticipated
Fund	Period	Available For	No. of Projects	Capacity
	Ended (Closed)	Construction *	to be Developed	(MW)

PBI	Apr 2003	$ 9,478,645	5	7
PBII	Jun 2003	16,227,833	10	11.6
PBIII	Mar 2004	18,880,696	11	13
PBIV	Nov 2004	9,182,995	3	6

Total		$ 53,770,169	29	37.6

* In original $US, not impacted by currency translation

During the construction phase, Ridgewood UK will pay construction period interest at a rate of 10% on the construction period advances to the PowerBank Funds for each respective project. Upon completion of construction and commencement of operations of a project (“commissioning”), construction period interest charges will cease, each respective facility site will be sold to the respective PowerBank Fund at a predetermined price (£850,000 per MW), and said project will be leased back to Ridgewood UK subject to a 10 year minimum lease pursuant to sale-lease back agreements. Accordingly, the outstanding construction advances will convert to capital leases, determined on a project by project basis. The minimum term of the respective capital leases will run for 10 years and are payable in quarterly installments at a rate of 12% with no guaranteed residuals. At December 31, 2003, capital lease obligation principal are as follows:

Year Ended
December 31,	Repayment
2004	$ 772,554
2005	832,040
2006	864,530
2007	954,404
2008	1,070,301
Thereafter	6,477,044
Total	$ 10,970,873

Two of the US Hydro Projects hydroelectric plants have leased the site at its facility under a long term lease which terminates in 2024. Rent expense for the year ended December 31, 2003 and the period November 23, 2002 to December 31, 2002 was $794,720 and $12,083, respectively.

Minimum lease payments are as follows:

2004	$ 670,000
2005	685,000
2006	695,000
2007	700,000
2008	710,000
Thereafter	6,216,477
Total for Minimum Lease Payments	$ 9,676,477

The Fund has certain other leases that require payments based upon a percentage of annual gross revenue of the hydroelectric plant less any taxes or other fees paid to the lessors. There are no minimum rents required and these commitments are not included in the amounts presented above. Rent expense for these hydroelectric plants for the year ended December 31, 2003 and the period November 23, 2002 to December 31, 2002 was $6,982 and $451, respectively.

One of the US Hydro electric plants is subject to a second mortgage lien in the amount of $2,017,000, in the event the plant defaults on its electric power sales contract with a utility.

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in total expense of $550,560.

Schedule of future discounted principal payments are as follows:

Year Ended
December 31,	Payment
2004	$ 36,591
2005	40,422
2006	44,655
2007	49,331
2008	54,497
Thereafter	325,064
Total	$ 550,560

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Information About Market Risk.

The Fund's investments in financial instruments are short-term investments of working capital or excess cash. These short-term investments are limited by its Declaration of Fund to invest in United States government and agency securities or to obligations of banks having at least $5 billion in assets. Since the Fund invests only in short-term instruments for cash management, its exposure to interest rate changes is low. The Fund has limited exposure to trade accounts receivable and believes that their carrying amounts approximate fair value.

The Fund’s consolidated Egyptian Projects’ investments in financial instruments are short-term pound denominated obligations of large banks and trade accounts receivable and payable.

The Fund's primary market risk exposure is limited to interest rate risk caused by fluctuations in short-term interest rates. The Fund's primary market risk exposure related to its consolidated Egyptian Projects is to fluctuations in the foreign currency exchange rates and the secondary market risk exposure relates to UK projects. The Fund does not anticipate any changes in its primary market risk exposure or how it intends to manage it. The Fund does not trade in market risk sensitive instruments.

The Fund’s 2003 long-term debt includes approximately 70.6% of debt on a fixed rate and 29.4% on variable rate. This is consistent with the Fund’s approach to matching the Fund’s assets and liabilities. The following schedule summarizes the interest rate risk by stating the effective interest rate at balance sheet date.

				Average Interest Rate
2003		Variable Interest rate	Fixed Interest rate	Variable	Fixed
Long-term debt (1)
	Sinai	$ -	$ 2,313,803	-	11.0%
	REFI	-	1,642,583	12.5%	-
	US Hydro	5,650,000	-	2.9%	-
	UK Projects (2)	3,874,962	18,881,100	5.5%	7.4%

2002
Long-term debt (1)
	Sinai	$ -	$ 3,244,465	-	12.0%
	REFI	-	2,688,172	12.5%	-
	US Hydro	7,100,000	-	3.2%	-
	UK Projects (3)	-	21,779,850	-	7.5%

(1)
The amounts above include the total long-term debt of the UK Projects. The Fund owns a 30% interest in the UK Projects through a joint venture with Power V and accounts for this investment using the equity method (see Note 2 of the financial statements presented elsewhere in this Annual Report on Form 10-K).

(2)	UK Projects include fixed interest rate on outstanding debt of $9,698,121 at 7.08% and $9,182,979 at 7.73%.

(3)	UK Projects include fixed interest rate on outstanding debt of $10,714,793 at 7.17% and $11,065,057 at 7.82%.

Quantitative Information About Market Risk

This table provides information about the Fund's financial instruments that are defined by the Securities and Exchange Commission as market risk sensitive instruments. These include only short-term US government and agency securities and bank obligations. The table includes principal cash balances and related weighted average interest rates by contractual maturity dates.

	December 31, 2003	December 31, 2002
	Expected Maturity Date	Expected Maturity Date
	2004	2003
	(US $)	(US $)
Bank Deposits and Certificates of Deposit	$ 55,000	$ 13,000
Average interest rate	1.07%	1.04%

	(US $)	(US $)
Bank Deposits denominated in Egyptian Pounds	$ 747,000	$ 907,000
Average interest rate	7.0%	1.05%

Item 8. Financial Statements and Supplementary Data.

A. Index to Consolidated Financial Statements

The Ridgewood Power Growth Fund

Consolidated Financial Statements

December 31, 2003, 2002 and 2001

Report of Independent Registered Public Accounting Firm

Managing Shareholder and Shareholders
The Ridgewood Power Growth Fund

We have audited the accompanying consolidated balance sheet of The Ridgewood Power Growth Fund (the “Fund”) as of December 31, 2003 and the related consolidated statements of operations, changes in shareholders’ equity, comprehensive loss and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Ridgewood Power Growth Fund and its subsidiaries (the ‘Fund”), for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

New York, New York
January 31, 2006

Report of Independent Accountants

To the Shareholders of
The Ridgewood Power Growth Fund:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Ridgewood Power Growth Fund and its subsidiaries (the “Fund”) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Florham Park, NJ
May 29, 2003

The Ridgewood Power Growth Fund
Consolidated Balance Sheets

	December 31,
Assets:	2003	2002
Cash and cash equivalents	$801,233	$919,903
Accounts receivable, net of allowance of $105,106
and $327,491, respectively	1,055,229	1,586,394
Current portion of note receivable	4,269,020	200,000
Due from affiliates	2,491,141	1,726,435
Deferred income taxes	1,435,129	-
Other current assets	679,580	483,135
Total current assets	10,731,332	4,915,867

Investment in United Kingdom Landfill Gas Projects	3,710,032	5,184,870

Property, plant and equipment:
Plant and equipment	25,493,317	33,788,290
Construction in progress	598,880	1,543,911
Office equipment	792,878	1,042,367
	26,885,075	36,374,568
Accumulated depreciation	(4,283,674)	(3,382,907)
	22,601,401	32,991,661

Electric power sales contract	17,558,501	17,430,794
Accumulated amortization	(1,888,661)	(82,247)
	15,669,840	17,348,547

Note receivable, less current portion	-	6,549,822
Other assets	6,186	126,435
Goodwill	5,153,145	-

Total assets	$57,871,936	$67,117,202

Liabilities and Shareholders’ Equity:
Accounts payable	$604,112	$1,135,873
Accrued expenses	676,490	1,687,234
Current portion of long-term debt	4,883,983	5,030,468
Due to affiliates	1,888,394	558,254
Total current liabilities	8,052,979	8,411,829

Long-term debt, less current portion	4,722,403	8,002,169
Other liabilities	513,969	-
Deferred rent	134,720	-
Deferred income taxes	5,826,098	-
Minority interest	10,908,676	14,387,234
Total liabilities	30,158,845	30,801,232

Commitments and contigencies

Shareholders’ Equity:
Shareholders’ equity (658.1067 investor shares
issued and outstanding)	27,995,283	36,512,134
Managing shareholder's accumulated deficit
(1 management share issued and outstanding)	(282,192)	(196,164)
Total shareholders’ equity	27,713,091	36,315,970

Total liabilities and shareholders’ equity	$57,871,936	$67,117,202

See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operation

	For the Year Ended December 31,
	2003	2002	2001

Revenues	$10,244,684	$5,830,356	$4,237,676

Cost of revenues, including depreciation and amortization
of $3,628,238, $2,076,939 and $1,025,620 in 2003, 2002
and 2001, respectively	7,142,351	5,403,596	3,256,555

Gross profit	3,102,333	426,760	981,121

Other operating expenses:
General and administrative expenses	3,302,304	2,029,485	1,301,015
Management fee to the managing shareholders	822,633	822,633	1,645,267
Write down of assets in power generation projects, net	2,495,178	297,652	-
Impairment of goodwill	555,502	-	-
Provision for bad debts	536,472	138,233	222,862
Total other operating expenses	7,712,089	3,288,003	3,169,144

Loss from operations	(4,609,756)	(2,861,243)	(2,188,023)

Other (expense) income:
Interest income	58,395	59,678	305,746
Interest income from US Hydro Projects	-	-	993,685
Interest expense	(860,659)	(987,602)	(29,698)
Equity interest in loss from:
Sinai Environmental Services	-	(37,287)	-
Investment in ZAP	-	-	(818,043)
United Kingdom Landfill Gas Projects	(627,057)	(845,164)	(164,559)
Loss on sale of property, plant and equipment	(499,443)	-	-
Other income	92,839	152,314	197,629
Gain on sale of investment in ZAP securities	117,980	-	-
Write-down of investment in ZAP securities	-	-	(1,282,241)
Total other expense, net	(1,717,945)	(1,658,061)	(797,481)

Loss before income taxes and minority interest	(6,327,701)	(4,519,304)	(2,985,504)

Income tax (benefit) expense	(1,053,744)	12,622	-

Loss before minority interest	$(5,273,957)	(4,531,926)	(2,985,504)

Minority interest in the loss (earnings) of subsidiaries	$1,483,914	1,200,553	(51,907)

Net loss	$(3,790,043)	$(3,331,373)	$(3,037,411)

Managing Shareholder - Net loss	$(37,900)	$(33,314)	$(30,374)

Shareholders - Net loss	$(3,752,143)	$(3,298,059)	$(3,007,037)

Net loss per investor share	$(5,701)	$(5,011)	$(4,569)

See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Changes in Shareholders’ Equity
For The Years Ended December 31, 2003, 2002 and 2001
			Total
		Managing	Shareholders'
	Shareholders	Shareholder	Equity (Deficit)

Shareholders’ equity (deficit), January 1, 2001	$46,189,602	$(98,412)	$46,091,190

Foreign currency translation adjustment	(3,702,603)	(37,400)	(3,740,003)

Net loss	(3,007,037)	(30,374)	(3,037,411)

Shareholders’ equity (deficit), December 31, 2001	39,479,962	(166,186)	39,313,776

Foreign currency translation adjustment	330,231	3,336	333,567

Net loss	(3,298,059)	(33,314)	(3,331,373)

Shareholders’ equity (deficit), December 31, 2002	36,512,134	(196,164)	36,315,970

Cash Distributions	(1,316,418)	(13,297)	(1,329,715)

Foreign currency translation adjustment	(3,448,290)	(34,831)	(3,483,121)

Net loss	(3,752,143)	(37,900)	(3,790,043)

Shareholders’ equity (deficit), December 31, 2003	$27,995,283	$(282,192)	$27,713,091

The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive Loss

For the Year Ended December 31,
	2003	2002	2001
Net loss	$(3,790,043)	$(3,331,373)	$(3,037,411)

Foreign currency translation adjustment	(3,483,121)	333,567	(3,740,003)

Comprehensive loss	$(7,273,164)	$(2,997,806)	$(6,777,414)

See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows

	For The Year Ended December 31,

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(3,790,043)	$(3,331,373)	$(3,037,411)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities:
Non-cash adjustments to acquired assets and
assumed liabilities, net	(371,531)	-	-
Depreciation and amortization	3,628,238	2,076,939	1,025,620
Provision for bad debts	536,472	138,233	222,862
Write-down of assets in power generation projects, net	2,495,178	297,652	-
Impairment of goodwill	555,502	-	-
Minority interest in (loss) earnings of subsidiaries	(1,483,914)	(1,200,553)	51,907
Equity interest in loss from United Kingdom Landfill Gas Projects	627,057	845,164	164,559
Equity interest in loss from Sinai Environmental Services	-	37,287	-
Equity interest in loss from ZAP	-	-	818,043
Gain on sale of investment in ZAP securities	(117,980)	-	-
Write-down investment in ZAP	-	-	1,282,241
Loss on sale of assets	499,443	-	-
Interest income from US Hydro Projects	-	-	(993,685)
Changes in assets and liabilities, net of acquired businesses:
Increase in accounts receivable	(232,149)	(355,234)	(216,166)
Increase in other current assets	(290,185)	(23,465)	(185,860)
Decrease (increase) in other assets	57,152	(126,435)	-
Decrease in accounts payable	(120,502)	(940,911)	(165,377)
Increase (decrease) in accrued expenses	89,256	1,517,352	(48,999)
Increase in due to/from affiliate, net	719,157	94,126	174,209
Increase in other liabilties	513,969	-	-
Increase in deferred rent	134,720	-	-
Decrease in deferred income taxes	(1,317,678)	-	-
Total adjustments	5,922,206	2,360,155	2,129,354
Net cash provided by (used in) operating activities	2,132,162	(971,218)	(908,057)

Cash flows from investing activities:
Capital expenditures	(360,010)	(1,067,390)	(10,354,301)
Proceeds from sale of assets	388,989	-	-
Collections of notes receivable	200,000	-	-
Proceeds from sale of investment in ZAP securities	117,980	-	-
Cash paid for acquisition of Sinai Environmental Services	-	(981,267)	(1,086,913)
Cash received in acquisition of US Hydro Projects, net	-	2,261,686	-
Investment in United Kingdom Landfill Gas Projects	-	(4,491)	(5,476,886)
Distributions from United Kingdom Landfill Gas Projects	938,088	-	-
Net cash provided by (used in) investing activities	1,285,047	208,538	(16,918,100)

See accompanying notes to the consilidated financial statements.

	For The Year Ended December 31,

	2003	2002	2001
Cash flows from financing activities:
Borrowings under bank loan	-	2,688,172	-
Repayments under bank loan	(1,978,353)	(554,008)	-
Short term advances to affiliates, net	-	(1,505,244)	-
Distribution to minority interest	-	-	(1,399,982)
Contributions to Egypt Projects by minority member	-	-	5,037,526
Cash distributions to shareholders	(1,329,715)	-	-
Net cash (used in) provided by financing activities	(3,308,068)	628,920	3,637,544

Effect of exchange rate on cash and cash equivalents	(227,811)	5,347	(91,774)

Net decrease in cash and cash equivalents	(118,670)	(128,413)	(14,280,387)
Cash and cash equivalents, beginning of year	919,903	1,048,316	15,328,703
Cash and cash equivalents, end of year	$801,233	$919,903	$1,048,316

Supplemental Disclosures:
Dividend receivable	$342,756	$-	$-
Operating assets and liabilities included in business acquisitions:
Accounts receivable	-	780,137	-
Deferred income tax assets	1,435,129	-	-
Electric power sales contracts	1,649,822	-	-
Goodwill	5,708,647	-	-
Notes receivable	-	6,749,822	-
Other assets	-	248,478	-
Loans payable	-	10,898,473	-
Accounts payable and accrued expenses	1,100,000	1,766,868	-
Deferred income tax liabilities	7,143,776	-	-

See accompanying notes to the consolidated financial statements.

1.  Organization and Purpose

The Ridgewood Power Growth Fund (the “Fund”) was formed as a Delaware business trust in February 1997. The Fund began offering shares on February 9, 1998 and discontinued its offering in April 2000. Ridgewood Capital Management LLC (“RCC”, formerly Ridgewood Capital Corporation) provided most services required to support the offering. The managing shareholders of the Fund are Ridgewood Renewable Power LLC (“RPC”) and Ridgewood Power VI LLC (“Power VI”) (collectively the “Managing Shareholder”). Subsequently, Power VI has assigned and delegated all of its rights and responsibilities to RPC and is essentially an entity that contains nominal activity. The Managing Shareholder and RCC are related through common ownership. The Fund had no operations prior to the commencement of the share offering.

The Fund has been organized to invest primarily in independent power generation facilities, water desalinization plants and other capital facilities. These independent power generation facilities will include cogeneration facilities, which produce both electricity and heat energy and other power plants that use various fuel sources (except nuclear). In the past, the Fund invested in opportunities outside of independent power generation facilities.

Christiana Bank & Trust Company, a Delaware trust company, is the Corporate Trustee of the Fund. The Corporate Trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Fund.

2.  Summary of Significant Accounting Policies

Principles of consolidation
The consolidated financial statements include the accounts of the Fund and its controlled subsidiaries. All material intercompany transactions have been eliminated.

The Fund uses the equity method of accounting for its investments in affiliates which are 50% or less owned if the Fund has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Fund’s share of the earnings of the affiliates is included in the consolidated financial statements.

Use of estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, requires the Fund to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Fund evaluates its estimates, including provision for bad debts, carrying value of investments, amortization/depreciation of plant and equipment and intangible assets, and recordable liabilities for litigation and other contingencies. The Fund bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

New Accounting Standards and Disclosures

SFAS 143
In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Fund adopted SFAS 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 145
In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Fund adopted SFAS 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146
In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. The Fund adopted SFAS 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

FIN 45
In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Fund adopted FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

FIN 46R
In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Fund adopted the disclosure provisions of FIN 46 effective December 31, 2003, with no material impact to the consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions and to exempt certain entities from its requirements. The Fund implemented the full provisions of FIN 46R effective January 1, 2004, with no material impact on the consolidated financial statements.

SFAS 149
In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Fund adopted SFAS 149 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 150
In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. The Fund adopted SFAS 150 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 153
In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Opinion 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Fund adopted SFAS 153 effective June 15, 2005, with no material impact on the consolidated financial statements.

Significant Accounting Policies

Cash and cash equivalents
The Fund considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts. Cash balances with bank exceeded insured limits by $747,000 at December 31, 2003.

Accounts receivables
Trade receivables are recorded at invoice price and do not bear interest. The Fund recorded an allowance for doubtful accounts of $105,106 and $327,491 in 2003 and 2002, respectively, based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customer. For the years ended December 31, 2003, 2002 and 2001, the Fund recorded provision for bad debts of $536,472, $138,233 and $222,862, respectively.

Revenue recognition
Power generation and water revenues are recorded in the month of delivery, based on the estimated volumes sold to customers. Adjustments are made to reflect actual volumes delivered when the actual information subsequently becomes available. Billings to customers for power generation generally occur during the month following delivery. Final billings do not vary significantly from estimates.

Foreign currency translation
The consolidated financial statements of the Fund’s non-United States subsidiaries utilize local currency as their functional currency and are translated into United States dollars using current rates of exchange, gains or losses on conversion are included in the foreign currency translation adjustment account in the shareholders’ equity section of the Consolidated Balance Sheets.

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. As of December 31, 2003, the Fund’s investment in the Egyptian operations decreased by approximately 27% due to the decrease in the exchange rate from January 1, 2003 through December 31, 2003. The cumulative foreign currency translation adjustment, which represents total accumulated other comprehensive loss and is included in shareholders’ equity, at December 31, 2003 and 2002 amounts to a loss of $8,555,271 and $5,072,150, respectively.

Impairment of Goodwill and Long-Lived Assets
In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for the Impairment or disposal of Long-Lived Assets, the Fund evaluates goodwill and long-lived assets, such as plant and equipment and amortizable intangibles, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Goodwill represents the excess cost over fair value of the net assets of purchased businesses. Goodwill and long-lived assets are assessed annually for impairment in the first quarter of each year or more frequently if impairment indicators arise, based on the fair value. To perform annual goodwill impairment testing, the Fund compared the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded. Fair values are determined by taking into account future estimated discounted cash flows which are based on detailed cash flow forecast of each reporting unit at the estimated cost of capital of approximately 6.6%.

The Fund performed its annual impairment evaluation, which resulted in goodwill impairment expense of approximately $556,000 and long-lived assets impairment of approximately $1,902,000, which is included in write-down of assets in power generation projects, for the year ended December 31, 2003. Goodwill, resulting from the deferred tax liability associated with the acquisition of US Hydro, was not supported by discounted future cash flow of the underlying projects to the extent of impairment. The impairment of long-lived assets impacting the loss from operations is primarily due to decrease in future undiscounted cash flow of certain US Hydro projects resulting from the exercise of certain rights of the off take party on various power agreements and the restructuring of power agreement at the Blackstone Project. All of the impairments relate to assets included in the Fund’s Power segment. At December 31, 2003 and 2002, the gross and net amount of intangible assets were:

Amortized intangibles:	2003	2002
Electric power sales contract - gross	$ 17,558,501	$ 17,430,794
Less accumulated amortization expense	1,888,661	82,247
Electric power sales contract - net	$ 15,699,840	$ 17,348,547

Unamortized intangibles:
Goodwill	$ 5,153,145	$ ---

Electric power sales contract is being amortized over the duration of the contracts (from 4 to 22 years) on a straight-line basis. During the years ended December 31, 2003, 2002 and 2001, the Fund recorded amortization expense of $1,806,414, $82,247 and $0, respectively. The Fund expects to record amortization expense during the next five years as follows:
Year Ended
December 31,	Amortization

2004	$ 1,503,658
2005	1,351,486
2006	1,049,158
2007	919,589
2008	870,665

Plant and equipment
Plant and equipment, consisting principally of electrical generating equipment and water desalinization facilities, are stated at cost. Major renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 3 to 20 years with a weighted average of 17 and 15 years at December 31, 2003 and 2002, respectively. During the years ended December 31, 2003, 2002 and 2001, the Fund recorded depreciation expense of $1,821,824, $1,994,692 and $1,025,620, respectively.

Income taxes
The Fund’s Egyptian subsidiaries have ten year income tax holidays that expire in 2008 through 2010. Accordingly, no provision has been made for Egyptian income taxes in the accompanying consolidated financial statements.

The US Hydro Projects, for federal income tax purposes, file on a consolidated basis using the accrual method of accounting on a calendar year basis. The US Hydro Projects, for state income tax purposes, file on an individual entity basis. The US Hydro Projects use the liability method in accounting for income taxes. Deferred income tax reflects, where required, the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes.

Except for the US Hydro Projects, no provision is made for US income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.

Supplemental cash flow information
Total interest paid during the years ended December 31, 2003, 2002, and 2001 was $807,735, $1,057,866, and $29,698, respectively.

For the years ended December 31, 2003 and 2002, the Fund paid income taxes of $166,920 and $0, respectively.

Significant Customers
The Fund’s largest customers accounted for 27.9% and 16.9% of revenue in 2003, 20.6% and 10.1% of revenue in 2002 and 28.9% and 17.4% of revenue in 2001.

Reclassification
Certain items in previously issued financial statements have been reclassified for comparative purposes. This had no effect on net loss.

3.	Projects
The Fund is comprised of several projects consisting of the following:

	Accounting	Percent
	Method	Ownership
Egypt Projects	Consolidation	68.1%
US Hydro Projects	Consolidation	70.8%
United Kingdom Landfill Gas Projects	Equity	30.0%

Egypt Projects
In 1999, the Fund and Ridgewood Electric Power Trust V ("Trust V") jointly formed Ridgewood Near East Holdings LLC (“Ridgewood Near East”) to develop electric power and water purification plants for resort hotels in Egypt. In 2000, the Fund made additional investments and acquired majority ownership of Ridgewood Near East which wholly owns Ridgewood Egypt For Infrastructure, LLC (“REFI”). The Fund and Trust V own Ridgewood Near East in proportion to the capital they contributed, net of distributions and allocated profits and losses. Accordingly, the Fund has consolidated the financial position and results of operations since 2000. In 2001, Ridgewood/Egypt Fund (“Egypt Fund”), an affiliate of Trust V and the Fund, made contributions to Ridgewood Near East in exchange for a minority interest. At December 31, 2003 and 2002, the Fund owns 68.1% of Ridgewood Near East. Trust V and the Egypt Fund’s interests in Ridgewood Near East are presented as minority interest in the consolidated balance sheets and consolidated statements of operations.

Currently REFI consists of 8 water desalinization plants, 1 electric generation plant and 8 combination electric generation/water plants. The projects generally sell their electricity and drinking water output under contracts and other arrangements at prevailing market rates. In 2002, REFI shut down and removed the equipment from two of its water desalinization plants. As a result of these transactions, REFI recorded a writedown of $297,652 in 2002 to adjust the carrying value of the projects to reflect their current fair market value. In the first quarter of 2003, REFI sold another of its on-site power plants to the hosting hotel. As a result of the sale, REFI recorded a loss on sale of assets of $499,443 in 2003. The writedown and loss on sale of assets have been presented as separate line items in the consolidated statements of operations.

On December 30, 2001, Ridgewood Near East, through REFI, purchased a 28% equity interest in Sinai Environmental Services S.A.E. (“Sinai”), a 1,585,000 gallons per day water desalinization plant, for 4,999,800 Egyptian pounds (approximately US $1,087,000 in 2001). At December 31, 2001, the Fund accounted for this investment under the equity method of accounting because it had the ability to exercise significant influence, but not control. In February of 2002, the Fund made an additional investment of 4,379,637 Egyptian pounds (approximately US $939,000 in 2002) to increase its ownership to 53% and gain control of Sinai. As a result of the additional investment, effective February 16, 2002, REFI accounts for its investment in Sinai under the consolidation method of accounting. REFI is currently entitled to additional interest in Sinai in return for providing Sinai with certain machinery and equipment. On REFI, a minority interest receivable related to this subsidiary was not recorded as of December 31, 2003, as no obligation to fund the losses by the minority shareholder exists.

At the time of acquisition in February 2002, Sinai had plant and equipment with a net book value of approximately $5,906,000, accounts receivable of $214,000 and other assets with an approximate book value of $32,000. In accordance with the purchase agreement, the Fund assumed liabilities of approximately $450,000 and a non-recourse loan of approximately $3,417,000 (approximately $2,314,000 at December 31, 2003), which was in default (Note 4). Ridgewood Near East has ascribed the excess purchase price of $777,000 (on its 53% interest) to plant and equipment which is being amortized over the 20 year life of the assets.

In 2003, the Fund hired an independent third party engineering firm to analyze, value and determine the economic life of the recorded plant and equipment of the Sinai Company. As a result of the analysis, Ridgewood Near East recorded a writedown of $527,416. The writedown has been presented as separate line item in the consolidated statements of operations.

Since the effective date of the acquisition of Sinai was February 16, 2002, the pro forma results of operations as if the merger had taken place on January 1, 2002 would not be significantly different than the current results included in the consolidated statements of operations.

US Hydro Projects
Beginning in 1999, the Fund and Trust V began negotiations with Synergics, Inc. (“Synergics”) to buy seven of its hydroelectric generating plants (the “US Hydro Projects”). In the course of negotiations and due diligence, the Fund and Trust V learned that one of Synergics’ lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount (approximately $23.5 million) if payment were made by the end of April 2000. In order to preserve the benefit of the lender’s offer and to allow completion of the acquisition on favorable terms, the Fund and Trust V, through a joint venture (the “debt joint venture”), acquired the debt from the lender on April 28, 2000 for a payment of approximately $17 million to the lender. The Fund supplied $12 million of the capital used by the debt joint venture to acquire the debt and Trust V supplied the remaining $5 million. The Fund and Trust V own the debt joint venture 70.8% and 29.2%, respectively, which is in proportion to the capital each supplied. Neither entity has preferred rights over the other. The Fund accounted for its investment in the initial $17 million of debt acquired as a note receivable through November 21, 2002.

On November 22, 2002, through another joint venture (the “acquisition joint venture”) owned in the same proportion as the debt joint venture that acquired the debt of Synergics, the Fund and Trust V completed its acquisition of the U.S. Hydro Projects and acquired 100% of the outstanding stock of Synergics through a structured tax reorganization. As part of the structured tax reorganization, the former shareholders of Synergics received 100% of the outstanding shares of a subsidiary of Synergics in exchange for selling the stock of Synergics to the Fund and Trust V for a nominal amount. Upon completion of the acquisition, Synergics was renamed Ridgewood U.S. Hydro Corporation, the Fund accounted for its 70.8% interest in the US Hydro Projects as a purchase and the results of operations of the US Hydro Projects have been included in the Fund’s consolidated financial statements.

The aggregate acquisition price of the US Hydro Projects (collectively, the debt joint venture, the acquisition joint venture, and Synergics) was approximately $20.3 million. As a result of the acquisition, the Fund and Trust V received seven hydroelectric generating plants with a market value of approximately $1.8 million, $2.7 million in cash and other current assets, and notes receivable with a market value of $4.0 million (approximately $6.7 million value was initially assigned to the note at December 31, 2002). In accordance with the purchase agreement, the Fund and Trust V assumed approximately $7.5 million of other bank debt, income taxes payable of $0.1 million and agreed to a contingent income tax obligation initially estimated at approximately $1 million. As of December 31, 2002, the Fund and Trust V initially ascribed the approximate excess purchase price of $17.4 million to electric power sales contracts, which in 2003 was adjusted to approximately $19.4 million (before the $1.9 million impairment charge - Note 2) and will be amortized over the remaining life of the respective contracts.

As part of the purchase agreement, the Fund and Trust V had the option to treat the acquisition of the Synergics stock as an acquisition of assets in accordance with Internal Revenue Code (“IRC”) Section 338 (h) 10. By electing IRC Section 338, the tax basis of the assets acquired would be stepped up and there would be little if any difference between the financial reporting basis and the income tax basis of the assets acquired. If the election were made it was agreed that a contingent income tax obligation would be due the seller of the US Hydro Projects as compensation for their increased tax cost. At acquisition, a $1 million contingent income tax obligation was recorded as part of the purchase price. However, after further analysis, the income tax obligation due under IRC Section 338 was estimated to be $1.7 million.

During the third quarter of 2003, the Fund and Trust V chose not to exercise the IRC Section 338 h (10) election it had originally intended to make at the time of the acquisition of the US Hydro Projects. The Fund and Trust V’s change in position on IRC Section 338 was determined in part by the revised $1.7 million contingent tax obligation that would be due upon the filing of the election, compared to the minimal income taxes that would be due over the life of the projects. As a result of not exercising the IRC Section 338 h (10) election, the Fund and Trust V reversed the $1 million contingent tax obligation (along with other purchase price adjustments) and also recorded deferred taxes on the temporary differences between the financial reporting basis and the income tax basis of the assets acquired, which amounted to approximately $5.7 million of net deferred tax liabilities. The Fund and Trust V assigned $5.7 million of additional net deferred tax liabilities to goodwill.

The unaudited pro forma consolidated financial information of the Fund shown below has been prepared based upon the historical consolidated income statements of the Fund and the US Hydro Projects, giving effect to the Fund’s acquisition of the US Hydro Projects as if it had occurred at the beginning of the period presented. The historical information has been adjusted to reflect the elimination of intercompany transactions as well as the interest income earned on notes receivable from third parties. The pro forma information is not necessarily indicative of the results that the Fund would have had if its acquisition of the US Hydro Projects had been completed prior to November 23, 2002, or the results that the Fund will have in the future.

Pro forma Combined Statements of Operations
	For the Year Ended December 31,
	2002	2001

Revenue	$ 10,154,427	$ 8,032,301
Cost of sales	7,427,470	5,517,871
Operating loss	(1,237,795)	(1,772,033)
Minority interest	(809,912)	(13,340)
Net loss	(2,384,203)	(4,125,520)
Net loss per investor share	(3,623)	(6,269)

United Kingdom Landfill Gas Projects
On May 26, 1999, Ridgewood UK, LLC (“Ridgewood UK”) was formed as a Delaware limited liability company, which in turn formed a subsidiary Ridgewood UK Ltd. (“UK Ltd”). On June 30, 1999, Trust V contributed $16,667,567 to Ridgewood UK; in turn UK Ltd., purchased six landfill gas power plants located in the United Kingdom. During 2001, the Fund contributed $5,817,006 to Ridgewood UK in return for an approximate equity share of 30%. Approximately $3,400,000 of the contributed funds, along with bank financing, was used to acquire four landfill gas power plants in the United Kingdom with a capacity of 10.6 megawatts (“MWs”). Approximately $2,100,000 of the total purchase price of the acquired plants was assigned to the electric power sales contracts acquired and is being amortized over the life of the contracts (15 years).

On October 16, 2001, UK Ltd., through the issuance of approximately 24% of its shares and $2,000,000 cash under the terms of a merger agreement (the “UK Merger”), acquired certain of the assets and liabilities of CLP Services, Ltd., CLP Development, Ltd and CLP Envirogas, Ltd. (collectively the "Management and Development Companies") and the equity and debt of new landfill projects. The Management and Development Companies previously developed the various landfill gas projects that were sold to UK Ltd. pursuant to the UK Merger. As a result of the acquisition, which totaled seven plants, UK Ltd. provides its own operation, management and development services. UK Ltd. was renamed CLPE Holdings Ltd. (“CLP”) in 2001. In return for the stock issuance and $2,000,000 cash, CLP received plant and equipment valued at approximately $4,201,000, a 50% equity interest in landfill projects valued at approximately $744,000, cash of $454,000 and other assets with an approximate value of $1,000,000. CLP also assumed liabilities of approximately $3,058,000. CLP assigned the electric power sales contracts and other intangibles acquired a value of $6,781,000, which is being amortized over the 15 year life of the underlying power sales contracts.

Since 2001, the members of Ridgewood UK are Trust V and the Fund, both Delaware business trusts. Trust V, which owns 70% of Ridgewood UK, is managed by RPC, its managing shareholder. The Fund, which owns 30% of the Ridgewood UK, is managed by RPC and Power VI, its managing shareholder.

As of December 31, 2003, CLP owned twenty one landfill methane gas-fired electric generating projects in the United Kingdom with an installed capacity of 32.3 MWs. Sixteen of the projects representing 25.3 MW sell electricity under 15 year contracts to the Non Fossil Purchasing Agency (“NFPA”), a non-profit organization that purchases electricity generated by renewable sources on behalf of all British utilities. The remaining five projects representing 7 MW are subject to leases and sell this output under one year contracts. As of December 31, 2005, CLP owned thirty one landfill methane gas-fired electric generating projects in the United Kingdom with an installed capacity of 48.7 MWs.

In the fourth quarter of 2002, CLP decided not to continue the development of two projects it received as part of the 2001 UK Merger and recorded a writedown of $854,367 to adjust the carrying value of the projects to zero.

As part of the UK Merger, Ridgewood UK also acquired a 50% ownership in CLP Organogas SL (“Organogas”), a 2 MW plant located in Seville, Spain, as well as a 50% interest in CLP Envirogas, SL, (“Envirogas”), a management and development service company also located in Seville, Spain (collectively, the “Spanish Landfill Projects”). Under the terms of an agreement with one of its minority shareholders, effective January 1, 2003 Ridgewood UK transferred its 50% interest in the Spanish Landfill Projects in return for a portion of the minority shareholder’s interest in CLP. As a result of the transaction, Ridgewood UK increased its ownership in CLP from 76% to 88%.

Beginning in 2002, Ridgewood UK began to identify and develop sites in order to take advantage of the United Kingdom’s Renewable Obligation incentive program (“RO”). The RO program requires electricity suppliers serving electric users in the U.K. to obtain renewable obligation certificates (“ROC”) to demonstrate that a portion of their electricity supply portfolio was produced by qualified producers. Registered producers generate electricity from qualified renewable sources. Accordingly, Ridgewood UK began to borrow funds from Ridgewood Renewable PowerBank LLC, an affiliated entity, to finance Ridgewood UK’s expansion in 2002. In 2003 and 2004, Ridgewood UK borrowed funds from Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC and Ridgewood Renewable PowerBank IV LLC, all affiliates of Ridgewood UK (as they have a common managing shareholder), to further finance expansion. As of December 31, 2003, Ridgewood UK received advances totaling $41,806,478 from three of the respective PowerBank Funds with the expectation to develop twenty six projects with an operating capacity of 31.6 MWs. As of December 31, 2005, Ridgewood UK had commissioned sixteen projects with a capacity of 21.3 MWs.

The Fund’s 30% investment in Ridgewood UK is accounted for under the equity method of accounting as the Fund has the ability to exercise significant influence over the operating and financial policies of Ridgewood UK. The Fund’s equity in the earnings of Ridgewood UK has been included in the consolidated statements of operations since acquisition.

Summarized financial information for the United Kingdom Landfill Gas Projects is as follows:

Balance Sheet Information
	December 31, 2003	December 31, 2002

Current assets	$ 39,129,585	$ 6,892,113
Non-current assets	53,899,002	41,553,839
Total assets	$ 93,028,587	$ 48,445,952

Current liabilities	$ 12,307,232	$ 4,238,985
Long-term debt Construction advances Capital lease obligations	21,193,090 34,178,955 10,198,319	20,528,446 -- --
Deferred income taxes	753,979	918,249
Other liabilities	--	77,699
Minority interest	2,030,568	5,400,035
Members’ equity	12,366,444	17,282,538
Liabilities and members’ equity	$ 93,028,587	$ 48,445,952

Statements of Operations
	For the Year Ended December 31,
	2003	2002	2001

Revenue	$ 13,713,905	$ 9,120,088	$ 6,233,030

Cost of sales	13,633,056	9,991,516	5,594,142
Other expenses	2,170,997	1,945,724	1,187,718
Total expenses	15,840,053	11,937,240	6,781,860

Net loss	$ (2,090,148)	$ (2,817,152)	$ (548,830)

ZAP
In March 1999, the Fund, through a wholly owned subsidiary, purchased 678,808 shares of common stock of ZAP (“ZAP”, formerly ZAP World.com,) for $2,050,000. ZAP, headquartered in Sebastopol, California, designs, assembles, manufactures and distributes electric power bicycle kits, electric bicycles and tricycles and electric scooters. As part of the $2,050,000 share purchase, the Fund also received a warrant to purchase additional shares of ZAP’s common stock at a price between $3.50 and $4.50 per share. In June 1999, the Fund exercised the warrant and purchased 571,249 additional shares for approximately $2,000,000, or $3.50 per share. The Fund then owned approximately 21% of the outstanding common stock of ZAP. In December 1999, the Fund received a warrant to purchase an additional 100,000 shares of ZAP, at a price of $6.25 per share which expired in December 2002. The Fund’s investment in ZAP, through the third quarter of 2001, was accounted for using the equity method of accounting. Accordingly, the accompanying 2001 consolidated statement of operations includes the Fund’s equity interest in ZAP.

In the third quarter of 2001, the Fund entered into an agreement with ZAP which resulted in the Fund selling all of its ZAP shares to ZAP and certain of its shareholders. In exchange for the returned shares, the Fund received a $1,500,000 interest bearing promissory note (“note”). The note provided for installment payments to be made to the Fund until its maturity in 2003. However, no payments on the note were received and, effective the fourth quarter of 2001, the Fund wrote down $1,282,241 to reduce the note to zero based upon the quick deterioration of ZAP’s financial status. The write-down of investment in ZAP was included in the 2001 consolidated statement of operations.

On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court in Santa Rosa, California. On or about July 1, 2003, the Second Amended Plan for Reorganization became effective and the Fund’s note was converted into 994,500 shares of common stock in the reorganized ZAP. The new shares are publicly traded but the shares issued to the Fund, as well as all other unsecured creditors who opted for an equity interest in the reorganized ZAP, are subject to certain restrictions (lapsing over specified periods of time), which limited the ability to transfer or sell such shares and impaired its value given ZAP’s history. Accordingly, the Fund’s policy was to maintain the carrying value of the ZAP securities at zero until the restrictions on the respective shares lapsed. In September 2003, the Fund, with permission from ZAP, sold approximately 118,000 shares of ZAP to a private individual for $1.00 per share, which represented a 10% discount off the then current market price of unrestricted ZAP shares, and recognized the full proceeds as a realized gain.

During the second and third quarters of 2004, as 772,500 ZAP shares became unrestricted, the Fund and ZAP entered into an agreement in which ZAP would transfer the unrestricted shares into the names of the Fund’s investor shareholders. Except for 104,000 shares that became unrestricted in July 2005, the transfers were made and the Fund distributed the share certificates to its investor shareholders. Accordingly, the Fund recorded the transfer of the 772,500 shares of ZAP common stock as distributions to its investor shareholders at the market value (as defined) of $2,078,959 for financial accounting purposes in the second and third quarter of 2004 and recorded a corresponding realized gain.

As part of the reorganization, the Fund also received a warrant granting it the right to purchase another 994,500 ZAP shares at an exercise price of $1.07 per share. In May 2004, the Fund exercised its rights under the warrant and purchased 994,500 unrestricted shares at $1.07 per share. During 2004, the Fund sold all of the shares it purchased from the exercise of the first warrant for a gain of $340,322. As an incentive to exercise the warrant it received in the reorganization, the Fund received a second warrant, which was exercised in December 2004, with the purchase of 538,462 shares at a $3.25 per share. As of December 31, 2004, the Fund did not sell any of the shares it purchased from the exercise of the second warrant and recorded an investment of $1,750,000 to reflect the shares held at market value. From January 1, 2005 through December 31, 2005, the value of the ZAP shares has declined to $0.26 per share. During this period, the Fund has sold 537,000 shares and realized and recognized losses in the net amount of approximately $940,000.

4.	Long-Term Debt

Following is a summary of long-term debt at December 31, 2003:

	Sinai	Ridgewood Egypt of Infrastructure	US Hydro	Total
Total long-term debt	$ 2,313,803	$ 1,642,583	$ 5,650,000	$ 9,606,386
Less - Current maturity	(65,850)	(505,410)	(4,312,723)	(4,883,983)
Long-term portion	$ 2,247,953	$ 1,137,173	$ 1,337,277	$ 4,722,403

Sinai has an outstanding loan and interest payable of 14,292,806 Egyptian pounds (approximately US $2,314,000). The loan bears interest at 11.0% per annum and is non-recourse to the Fund. A provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. The loan was in default prior to the acquisition of Sinai by Ridgewood Near East and has remained in default through the second quarter of 2005. In the second quarter of 2005, the bank and Sinai resolved all issues and an extension and revised payment schedule was formalized. The bank adjusted its claims and Sinai, as of December 31, 2005, is in compliance with the terms of the modified loan and is no longer in default. The revised terms provide for progressive monthly payments over six years ranging from 171,545 Egyptian pounds to 356,727 Egyptian pounds (or US $29,451 to US $61,243 at loan inception exchange rates), including interest, maturing on May 1, 2011.

During the third quarter of 2002, REFI executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately US $2,022,000), which matures on March 31, 2007. The loan is being repaid in quarterly principal installments of 781,250 Egyptian pounds (approximately US $126,000) starting June 2003.. Outstanding borrowings bear interest at the bank’s medium term loan rate plus 0.5% (12.5% at December 31, 2003 and 2002).

Five of the US Hydro Projects’ hydro-electric power plants are financed by a term loan (“term loan”). The Fund has a choice of variable or fixed interest rates on the term loan. Variable rates are LIBOR ( 1.16375% and 1.450% at December 31, 2003 and 2002, respectively) plus 1¾% or the Lenders Corporate Base Rate (as defined). At the Fund’s option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1,000,000, for any period of time from two to seven years. Such fixed rate shall be based on the U.S. Treasury note rate at the date of election plus 2¾%. The variable rate of 2.91375% and 3.20% were the effective interest rates at December 31, 2003 and 2002, respectively. This credit facility is collateralized by five hydroelectric plants and notes receivable owned by the US Hydro Projects (See Note 6). Although the Fund is current in its interest and principal payments, it is technically in default under the covenants of the term loan as a result of not providing its lender a copy of its current audited financial statements. As per the terms of the term loan agreement, the default does not allow the lender to accelerate or call the loan.

During the fourth quarter of 2003, discussions were entered into with the Truckee-Carson Irrigation District (“TCID”) to sell the US Hydro Projects notes receivable (see Note 6) and cash flow rights from one of its projects (the Lahontan project) to TCID. In the first quarter of 2004, TCID’s Board of Directors approved the purchase. In return for its notes receivable and cash flow rights, the US Hydro Projects received $4,000,000. Pursuant to the term loan agreement, the US Hydro Projects submitted the proceeds it received from the sale of the notes receivable directly to its lender on March 31, 2004. As a result of the sale and remittance of the proceeds, the balance of the term loan was reduced to $1,650,000. Of the proceeds received, $3,958,386 was applied to the principal balance and the remaining $41,614 was applied to current interest due. The parties mutually agreed to amend the term loan agreement, providing for a revised amortization of principal for the $4,000,000 received.

As additional compensation to the lender of the U.S. Hydro Projects, the Fund is required to pay an additional amount equal to 10% of the cash flow, as defined, of the financed projects plus 10% of any net proceeds, as defined, from the sale or refinancing of any of the financed projects. No additional payments were required for the years ended December 31, 2003 and 2002.

Scheduled principal repayments of the Fund’s long-term debt, as revised for the Sinai loan modification, are as follows:

Year Ended
December 31,	Payment
2004	$ 4,883,983
2005	1,172,070
2006	1,169,935
2007	791,139
2008	321,625
Thereafter	1,267,934
Total	$ 9,606,386

5. Lease Commitments

Two of the US Hydro Projects hydroelectric plants have leased the site at its facility under a long term lease which terminates in 2024. Rent expense for the year ended December 31, 2003 and the period November 23, 2002 to December 31, 2002 was $794,720 and $12,083, respectively.

Minimum lease payments are as follows:

2004	$ 670,000
2005	685,000
2006	695,000
2007	700,000
2008	710,000
Thereafter	6,216,477
Total Minimum Lease Payments	$ 9,676,477

The Fund has certain other leases that require payments based upon a percentage of annual gross revenue of the hydroelectric plant less any taxes or other fees paid to the lessors. There are no minimum rents required and these commitments are not included in the amounts presented above. Rent expense for these hydroelectric plants for the year ended December 31, 2003 and the period November 23, 2002 to December 31, 2002 was $6,982 and $451, respectively.

One of the US Hydro electric plants is subject to a second mortgage lien in the amount of $2,017,000, in the event the plant defaults on its electric power sales contract with a utility.

6. Notes Receivable

The following is a summary of the Fund’s notes receivable:

	December 31,
	2003	2002
TCID	$3,800,000	$ 6,749,822
Other	469,020	--
Total notes receivable	4,269,020	6,749,822
Less current portion	4,269,020	200,000
Notes receivable - long-term portion	$ --	$ 6,549,822

TCID
During 1989, Synergics (Note 3) constructed a hydroelectric facility (“HF”) for TCID. The construction and term funding for this plant was provided by (i) a portion of the secured term loan credit facility (see Note 4), the proceeds of which were originally paid to a certain US Hydro Project and then advanced to Synergics, (ii) funds from Synergics and (iii) TCID. The HF, after completion, was sold by Synergics to TCID. The sales price of the HF was paid by assignment of future excess cash flows, as defined, to Synergics in the form of a long term note receivable, which consists of two separate notes. As of December 31, 2003 the long term note receivable has been pledged as additional collateral for the secured term loan credit facility. The amounts initially due from TCID:

Portion payable over 15 years at variable interest	$ 4,000,000
Portion payable over 15 years at 15% fixed rate	2,137,000
Total due	$ 6,137,000

Upon the Fund’s acquisition of US Hydro in 2002, the then outstanding balances of the notes receivable, which accreted to approximately $6,700,000, were adjusted by approximately $2,900,000, through purchase accounting to approximately $3,800,000 as of December 31, 2003. In March 2004, $4,000,000 of the notes receivable were paid by TCID, the proceeds of which were applied directly towards a reduction of the term loan (Note 4) and a gain, net of professional fees, of $175,000 was recognized accordingly.

7.	Consulting Agreements

The Fund’s Egypt Projects have an arrangement with a consultant that provides marketing, construction and management services in Egypt. The consultant receives, in total, a development fee of 3% of the capital cost of the completed projects, an annual management fee of greater of 0.3% of the capital cost of completed projects and $180,000 and reimbursement of out-of-pocket costs incurred in performing its duties under the agreement. The agreement has a term of one year and is automatically renewed annually. The agreement may be terminated by either party upon written notice.

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and have agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in total expense of $550,560.

Schedule of future discounted principal payments are as follows:

Year Ended
December 31,	Payment
2004	$ 36,591
2005	40,422
2006	44,655
2007	49,331
2008	54,497
Thereafter	325,064
Total	$ 550,560

8. Commitments

In the first quarter of 2005, Ridgewood Near East entered into an agreement with a former consultant, who previously operated under an arrangement similar to terms defined in Note 7. The new agreement provides for a fixed annual fee of $120,000.

In accordance with Egyptian company law, the Egypt Projects transfer 5% of annual net profits to a statutory reserve. Transfers will cease when the reserve reaches 50% of issued capital. The statutory reserve is not eligible for distribution to members. The statutory reserve amounted to $50,943 and $50,396 as of December 31, 2003 and 2002, respectively.

9. Fair Value of Financial Instruments

At December 31, 2003 and 2002, the carrying value of the Fund’s cash and cash equivalents, accounts receivable, notes receivable, accounts payable and, accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

10.	Transactions with Managing Shareholder and Affiliates

The Fund which closed on April 30, 2000, operates pursuant to a management agreement with RPC, a Managing Shareholder, under which RPC renders certain management, administrative and advisory services and provides office space and other facilities to the Fund. As compensation to RPC for such services, the Fund was initially obligated for an annual management fee of $1,645,266, or 2.5% of the total capital contributions to the Fund payable monthly upon the closing of the Fund. For the years ended December 31, 2003 and 2002, the managing shareholder contemporaneously waived 50% of the management fee due (or $822,633 annually). Accordingly, management fees of $822,633, $822,633, and $1,645,267 were charged to the Fund for the years ended December 31, 2003, 2002 and 2001, respectively. For 2003 the Fund paid $150,000 of the 2003 management fee to the managing shareholder and the remaining $672,633 was accrued. For 2002, $377,105 of the 2002 management fee was paid to managing shareholder and $445,528 was accrued. For 2001, the Fund paid all management fees pertaining to 2001 to the managing shareholder and, therefore, $0 was accrued. During 2005, the management fee amounts accrued for 2004, 2003 and 2002, aggregating $1,623,690 was forgiven by the managing shareholder. The aggregate management fee forgiven was recorded as a capital contribution by the managing shareholder in the fourth quarter of 2005, who also anticipates assigning said contribution for the benefit of the investor shareholders.

The Fund reimburses the Managing Shareholder and affiliates for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for fund business. The Managing Shareholder or affiliates originally paid all project due diligence costs, accounting and legal fees and other expenses shown in the statements of operations and were reimbursed by the Fund.

Under the Declaration of Trust, RPC is entitled to receive each year 1% of all distributions made by the Fund (other than those derived from the disposition of Fund property) until the shareholders have been distributed each year an amount equal to 12% of their equity contribution. Thereafter, RPC is entitled to receive 25% of the distributions for the remainder of the year. RPC is entitled to receive 1% of the proceeds from dispositions of Fund properties until the shareholders have received cumulative distributions equal to their original investment ("Payout"). After Payout, RPC is entitled to receive 25% of all remaining distributions of the Fund.

Income is allocated to the Managing Shareholder until the profits equal distributions to the Managing Shareholder. Then, income is allocated to the investors, first among holders of Preferred Participation Rights until such allocations equal distributions from those Preferred Participation Rights, and then among Investors in proportion to their ownership of investor shares. If the Fund has net losses for a fiscal period, the losses are allocated 99% to the Investors and 1% to the Managing Shareholder, except that if an allocation of a loss would cause an Investor to have a negative amount in the Investor’s capital account, the loss will be allocated to the Managing Shareholder instead in the amount necessary to prevent the creation of a negative balance in the Investor’s capital account. Revenues from dispositions of Fund Property are allocated in the same manner as distributions from such dispositions. Amounts allocated to the Investors are apportioned among them in proportion to their capital contributions.

Where permitted, in the event the Managing Shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Fund, the Managing Shareholder or such affiliate may charge the Fund a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 2003.

RPC purchased one investor share of the Fund for $83,000 in 1998. The Fund granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

On June 26, 2003, the Managing Shareholder of the Fund, entered into a $5,000,000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, liens and provide guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000. As described in Note 14, the agreement has subsequently been extended.

From time to time, the Fund records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At December 31, 2003 and 2002, the Fund had outstanding payables and receivables, with the following affiliates:

	As of December 31,
	Due From		Due To
	2003	2002	2003	2002
Ridgewood Power Management	$ 1,851	$ ---	$ ---	$ 179,402
Ridgewood Renewable Power	---	---	1,058,204	---
Trust V	1,280,936	1,490,549	---	---
Ridgewood Electric Power Trust IV	---	---	71,000	---
Egypt Fund	---	---	351,239	378,852
United Kingdom Landfill Gas Projects	595,837	218,809	---	---
Ridgewood Dubai (paid January 2005)	612,517	---	---	---
Other affiliates	---	17,077	407,951	---
Total	$2,491,141	$1,726,435	$1,888,394	$558,254

11.	Key Employees Incentive Agreement

The Key Employees Incentive Plan (the “Plan”) was adopted by the Fund in February 1998 and permits the Managing Shareholder to designate key executives and employees of the Fund and its operating companies to receive Incentive Shares. Currently, the Fund does not have any employees.

The Managing Shareholder and persons granted Incentive Shares under the Plan are entitled to receive a portion of the Fund's cash flow as follows:

	Prior to Payout*	After Payout*

Net Operating Cash Flow after Investors obtain 12%	Managing Shareholder	Managing Shareholder
cumulative return	Up to 20%	20%
	Plan Participants	Plan Participants
	Up to 5%	5%

Net Cash Flow from Dispositions	Managing Shareholder	Managing Shareholder
	1%	20%
	Plan Participants	Plan Participants
	Zero	5%

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

No Incentive Shares have been issued by the Managing Shareholder. Until Incentive Shares are actually issued, the cash flow, if any, distributable to those Shares will be distributed to the Managing Shareholder after the payout threshold is reached.

Each issued and outstanding Incentive Share will have voting rights equal to one Investor Share.

When approved by Near East, Near East’s subsidiaries pay 10% of its cash dividends as profit sharing to its employees.

12. Financial Information by Business Segment

In 2003 and 2002, revenues were recorded from customers of the US Hydro Projects and Egypt Projects. In 2001, all revenues were recorded from customers of the Egypt Projects. The financial statements of the UK Projects and ZAP are not consolidated with those of the Fund and, accordingly, their revenues are not considered to be operating revenues. As of and for the years ended December 31, 2003, 2002 and 2001, financial information by geographic location was as follows:

	2003		2002		2001
	US	Egypt	US	Egypt	US	Egypt
Revenue	$ 5,844,921	$ 4,399,763	$ 371,345	$ 5,459,011	$ -	$ 4,237,676
Property, plant
and equiptment, net	1,734,015	20,867,386	1,777,647	31,214,014	-	25,961,010

The Fund has two customers which accounted for approximately 80% of US sourced revenue in 2003 and three customers which accounted for approximately 83% of US sourced revenue in 2002. The Fund has two customers which accounted for approximately 19%, 33% and, 46% of Egypt sourced revenue in 2003, 2002 and 2001, respectively.

The Fund’s business segments were determined based on similarities in economic characteristics and customer base. The Fund’s principal business segments consist of power generation and water desalinization.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:

	Water
	2003	2002	2001

Revenue	$3,618,874	$4,088,172	$2,797,834
Depreciation and amortization	1,285,564	1,395,198	609,671
Gross profit	922,384	738,695	1,191,175
Impairment of intangibles	---	---	---
Interest expense	325,800	574,480	---
Plant and equipment and office equipment, net	13,656,329	19,009,864	10,628,640
Capital expenditures	344,679	856,648	6,776,541
Goodwill	---	---	---

	Power
	2003	2002	2001

Revenue	$6,625,810	$1,742,184	$1,439,842
Depreciation and amortization	2,044,067	419,345	208,164
Gross profit (loss)	2,478,556	(49,539)	(2,269)
Impairment of Intangibles	2,457,834	---	---
Interest expense	204,173	22,320	---
Plant and equipment and office equipment, net	7,637,620	11,514,945	10,107,668
Capital expenditures	5,954	1,143	2,477,933
Goodwill	5,153,145	---	---

	Corporate
	2003		2002		2001

Revenue	$	---	$	---	$	---
Depreciation and amortization		298,607		262,396		207,785
Gross loss		(298,607)		(262,396)		(207,785)
Impairment of intangibles		---		---		---
Interest expense		330,686		390,802		29,698
Plant and equipment and office equipment, net		708,572		922,941		697,607
Capital expenditures		9,377		209,599		1,099,827
Goodwill		---		---		---

	Total
	2003	2002	2001

Revenue	$10,244,684	$5,830,356	$4,237,676
Depreciation and amortization	3,628,238	2,076,939	1,025,620
Gross profit	3,102,333	426,760	981,121
Impairment of intangibles	2,457,834	---	---
Interest expense	860,659	987,602	29,698
Plant and equipment and office equipment, net	22,002,521	31,447,750	21,433,915
Capital expenditures	360,010	1,067,390	10,354,301
Goodwill	5,153,145	---	---

13. Income Taxes

The income tax expense (benefit) consists of:
	2003	2002
Current
Federal	$ ---	$ ---
State	263,934	12,622
	263,934	12,622

Deferred Federal State	($ 1,209,098) (108,580)	$ --- ---
	($ 1,317,678)	$ ---
	($ 1,053,744)	$ 12,622

The Fund incurred state income taxes of $263,934 and $12,622 for the years ended December 31, 2003 and 2002, respectively, on behalf of certain of the US Hydro Projects. For the year ended December 31, 2003 the Fund recorded a deferred federal and state income tax benefit of $1,209,098 and $108,580, respectively, which reflects the change in the net tax effects of temporary differences between the carrying amounts of assets and liabilities of the US Hydro Projects for financial reporting purposes and the amounts used for income tax purposes.

Components of the Fund’s deferred income tax assets and liabilities are as follows:

	2003	2002 (Note 3)
Deferred tax asset:
Carrying value of notes receivable	$ 1,435,129	$ --

Deferred tax liabilities:
Depreciation and amortization	$ (5,826,098)	$ --

14. Subsequent Events

In the fourth quarter of 2004, US Hydro Projects’ Blackstone entity and New England Power (“NEP”) agreed to terminate their 1989 power purchase agreement. As per the terms of Termination and Release Agreement, Blackstone now has the right to sell its production of electricity to any party it chooses. In addition, beginning January 2005 NEP will pay Blackstone $16,000 per month through February 2010 and a lump sum payment of $1,000,000 on February 15, 2010 to compensate Blackstone for the cancellation of the fifteen years remaining on the original agreement.

As a result of the new agreement, the Fund recorded a net gain of $564,713 in the consolidated statement of operations in 2004, reflecting an impairment to electric power sales contracts of $1,077,296 to write-down the carrying value of the pre-existing power purchase agreement to zero less $1,642,009 to recognize the present value of payments to be received.

Effective January 1, 2005, the Managing Shareholder, acting on the recommendation of tax counsel for the Fund, amended the Declaration of Trust in order to clear up potential ambiguity and to maintain the tax status of the Fund.  The Declaration authorizes the Managing Shareholder to make such amendments to the Declaration without notice to or approval of the Investors in a variety of circumstances, including, without limitation, amendments to maintain the tax status of the Fund.

Under the terms of the amendment, if an Investor’s Adjusted Capital Account would become negative using General Allocations, losses and expenses will be allocated to the Managing Shareholder.  Should the Managing Shareholder’s Adjusted Capital Account become negative and items of income or gain occur, then such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive.  This mechanism will not affect the allocation of cash which was not affected by the amendment.

The Managing Shareholder has reviewed the amendments to the Declaration recommended by tax counsel for the Fund, and has concluded that the amendment of the Declaration will not materially and adversely affect the interests of the Investors in the Fund.

During 2005, Wachovia Bank agreed to further extend the Managing Shareholder’s Line of credit, as described in Note 10, through September 30, 2006.

Financial Statements for United Kingdom Landfill Gas Projects

 Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2003 and 2002 (Unaudited).

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,701,000	$2,987,000	$2,336,000	$2,221,000
Gross profit (loss)	1,286,000	1,508,000	838,000	(530,000)
Income (loss) from operations	184,000	718,000	145,000	(5,657,000)
Net loss	(292,000)	(326,000)	(164,000)	(3,008,000)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$896,000	$1,398,000	$2,058,000	$1,478,000
Gross profit (loss)	232,000	288,000	(6,000)	(87,000)
Loss from operations	(538,000)	(571,000)	(513,000)	(1,239,000)
Net loss	(762,000)	(690,000)	(498,000)	(1,381,000)

See Item 7. ‘Management’s Discussion and Analysis of Financial Condition and Results Operation’ for discussion regarding interim periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Fund dismissed PricewaterhouseCoopers LLP as its independent accountants on January 14, 2004 and appointed Perelson Weiner LLP as successor, as reported in the Fund’s Current Report on Form 8-K dated January 14, 2004, incorporated herein by reference. There were no disagreements with PricewaterhouseCoopers LLP for the years ended December 31, 2002 and 2001 or for the interim period through January 14, 2004, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

Item 9A. Controls and Procedures.

In accordance with Rule 13a-15 (b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as at December 31, 2003. The system of disclosure controls and procedures was designed to ensure that information required to be disclosed by us in this report and other reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our senior management so as to allow timely decisions regarding required disclosure. Our evaluation disclosed material deficiencies in our disclosure controls and procedures. The material deficiencies identified as at December 31, 2003 are as follows:

(a)
Accounting Systems and Financial Reporting Software. We have concluded that the lack of automation and integration in our accounting systems and financial reporting software utilized during 2003 did not permit us to timely comply with our financial reporting responsibilities for 2003. In 2003 we had begun to address this deficiency by arranging for the replacement of our then existing accounting systems and financial reporting software. However, the process of migrating from the then existing systems and software to the new systems and software was not completed during 2003, and we did not have the full benefit of the automation and integration features of the new system and software for that year. We believe that the new accounting systems and financial reporting software constitute a significant improvement in our disclosure controls and procedures, but a comprehensive assessment of the effectiveness of these improvements can only be made in subsequent periods when the new accounting systems and financial reporting software have been fully implemented and are fully operational.

(b)
Personnel Resources. We have determined that additional accounting and financial reporting staff with relevant experience are required to maintain and operate the new accounting systems and financial reporting software and to develop and administer additional disclosure controls and procedures to enable us to comply with our financial reporting obligations. The following changes in our staffing have occurred:

(i)	Five existing accounting positions and one legal support staff position have been upgraded by staffing with personnel having enhanced experience and/or training;

(ii)	Two new accounting positions have been created and filled;

(iii)	A new full-time Director of Compliance and Reporting position has been created and filled;

(iv)	A new full-time Director of Tax Reporting and Compliance position has been created and filled and replaces a prior part-time consulting arrangement, and

(v)	The Chief Financial Officer was replaced by a new Chief Financial Officer.

  We believe that the substantial upgrades and expansion of the accounting and financial reporting staff and legal support staff will result in material improvements in our disclosure controls and procedures, but the evaluation of these new personnel upgrades and additions can only be made in subsequent periods when we review personnel performance under these new arrangements.

(c)
Additional Disclosure Controls and Procedures. We have determined that additional disclosure controls and procedures are necessary for our US operations to ensure that we will meet our financial reporting and disclosure obligations in an accurate and timely manner. The following additional disclosure controls and procedures have been implemented by us with respect to the US operating facilities in which we have an ownership interest:

(i)	Weekly budgeting of cash receipts and disbursements with a roll-forward of budgets based on actual results;

(ii)
Formal procedures to evaluate new contractual arrangements and amendments and/or terminations of existing contractual arrangements and to provide accounting personnel with supporting analysis and documentation;

(iii)	Adoption of a standardized format for the reporting of the output, sales, prices and expenses for the operating facilities in which we have an ownership interest, and

(v)	For facilities having material amounts of inventory, adoption of formal procedures for quarterly physical inventory observations with corresponding adjustments to financial statements.

We believe that these additional disclosure controls and procedures have addressed the material deficiencies in disclosure controls and procedures that we have previously identified, but we believe that the internal control process is constantly evolving and we expect that additional disclosure controls and procedures will be added from time to time as deficiencies are discovered. Evaluation of the effectiveness of these enhanced disclosure controls and procedures must wait until later periods when we will have the ability to review the results of these controls and procedures in operation.

(d)
Foreign Operations. We have interests in foreign operations in the United Kingdom and Egypt. Each of these foreign operations is managed by a separate in-country staff that includes management, accounting, engineering and support personnel. Each of the U.K. and Egyptian operations delivers to us audited financial statements prepared in accordance with the legal requirements and auditing standards of the U.K. or Egypt, as the case may be. We have concluded that with respect to the year ended December 31, 2003, there existed material deficiencies in our disclosure controls and procedures as applied to these foreign operations, as follows:

(i)
The audited financial statements for the U.K. operations were not timely delivered to us because of an extended review of the proposed U.K. accounting treatment applicable to a material financing transaction of the U.K. operations. This delay in the receipt of the U.K. audited financial statements contributed to our delay in completing our financial statements for the year ended December 31, 2003. In 2004, we implemented additional procedures relating to the preparation of the U.K. financial statements, and the 2004 audited financial statements of the U.K. operations for the year ended December 31, 2004 were delivered to us in a timely manner.

(ii)
Disclosure controls and procedures in the Egyptian operations relating to the administration and reporting of contractual relationships were not properly applied with the result that a contingent guarantee by an Egyptian parent entity of a subsidiary’s obligations was not properly disclosed and thus not reported on the books and records of the Egyptian parent entity. We have taken steps to establish additional disclosure controls and procedures to ensure timely disclosure and recording of all material contractual arrangements. In addition, the then existing Chief Executive Officer and the Chief Financial Officer of the Egyptian operations have been replaced. We believe that these actions address the identified material deficiencies in our disclosure controls and procedures in the Egyptian operations. However, assessment of the effectiveness of these actions must wait until subsequent periods we can assess the new personnel’s performance under these new procedures.

(e)
We have concluded that our disclosure controls and procedures relating to the reporting and analysis of material events, including those requiring disclosure on Form 8-K or otherwise, were not effective in all circumstances to ensure that such events were brought to the attention of the appropriate personnel in a timely and accurate fashion. In response to this deficiency, we have established a Disclosure Committee consisting of the Chief Executive Officer, the Chief Financial Officer and General Counsel to review events which may require disclosure by us. In addition, the Disclosure Committee has promulgated reporting procedures under which operating personnel are required to inform the Disclosure Committee of material events. We believe that the use of a Disclosure Committee and reporting procedures for material events addresses the deficiency in our disclosure controls and procedures relating to events which may require disclosure and will allow us to make timely decisions regarding required disclosures.

(f)
Additional Reviews. We have retained an accounting firm to undertake an independent review of our disclosure controls and procedures and to report the results of such review to us. We expect to receive such report during the second quarter of 2006.

As a result, our management under the supervision of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 (b) under the Exchange Act and concluded that, as of the end of the period covered by this report, our disclosure controls and procedures did not provide reasonable assurance of effectiveness because of the material deficiencies noted above.

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

General.

Each of the two entities that function together as the Fund’s Managing Shareholder, Ridgewood Power and Power VI, are controlled by Robert E. Swanson, who is the manager, chairman, and, together with his family trusts, owns all of the membership interests of each entity. The officers of Power VI are the same as those of Ridgewood Power, and Power VI currently does not conduct any business. Ridgewood Power takes all actions necessary to manage the Fund, without any participation by Power VI. As a result, Ridgewood Power effectively serves as the Managing Shareholder of the Fund. Please see chart below for information regarding executive officers.

The Fund does not have a board of directors nor an audit committee or nominating committee as contemplated by the Sarbanes-Oxley Act of 2002. Instead, the Managing Shareholder effectively performs the functions that the board of directors or the audit or nominating committee would otherwise perform.

As Managing Shareholder of the Fund, Ridgewood Power has direct and exclusive discretion in management and control of the affairs of the Fund. The Managing Shareholder may resign as Managing Shareholder of the Fund only (i) with cause (which cause does not include the fact or determination that continued service would be unprofitable to the Managing Shareholder), or (ii) without cause with the consent of a majority in interest of the Investors. The Managing Shareholder may be removed as managing shareholder as provided in the Declaration.

The purpose for having two managing shareholders was to have continuity of management related to certain transactions that were considered regarding combination of Power I through Power V to combine into a publicly traded business. That transaction did not occur, and Power VI assigned and delegated all of its rights and responsibilities to Ridgewood Power and is essentially an entity that contains nominal activity.

Managing Shareholder.

Ridgewood Power Corporation was incorporated in February 1991 as a Delaware corporation for the primary purpose of acting as a managing shareholder of the business of funds and as a managing general partner of limited partnerships. Ridgewood Power Corporation organized the Fund and acted as managing shareholder until April 1999. On or about April 21, 1999, Ridgewood Power Corporation was merged into the current Managing Shareholder, Ridgewood Power LLC. In December 2002, Ridgewood Power, LLC changed its name to Ridgewood Renewable Power, LLC. Robert E. Swanson is the controlling member, sole manager and Chairman of the Managing Shareholder. All of the equity in the Managing Shareholder is owned by Mr. Swanson or by family trusts. Mr. Swanson has the power on behalf of those trusts to vote or dispose of the membership equity interests owned by them.

The Managing Shareholder has also organized the other Power Trusts as Delaware business trusts or Delaware limited liability companies. Ridgewood Renewable Power LLC is the managing shareholder of the Other Power Trusts which are business trusts and the manager of the limited liability companies which are Power Trusts. The business objectives of these Other Power Trusts are similar to those of the Fund.

A number of other companies are affiliates of Mr. Swanson and Ridgewood Power. Each of these also was organized as a corporation that was wholly-owned by Mr. Swanson. In April 1999, most of them were merged into limited liability companies with similar names and Mr. Swanson became the sole manager and controlling owner of each limited liability company. For convenience, the remainder of this Annual Report on Form 10-K will discuss each limited liability company and its corporate predecessor as a single entity.

The Managing Shareholder is an affiliate of Ridgewood Energy Corporation ("Ridgewood Energy"), which organizes and operates limited partnership funds that have invested in oil and natural gas drilling and completion and other related activities. Other affiliates of the Managing Shareholder include Ridgewood Securities LLC ("Ridgewood Securities"), an NASD member which has been the placement agent for the private placement offerings of the eight trusts sponsored by the Managing Shareholder and the funds sponsored by Ridgewood Energy; Ridgewood Capital Management LLC ("Ridgewood Capital"), which assists in offerings made by the Managing Shareholder and which is the sponsor of four privately offered venture capital funds (the Ridgewood Capital Venture Partners and Ridgewood Capital Venture Partners II funds); and RPM. Each of these companies is controlled by Robert E. Swanson, who is their sole director or manager.

Set forth below is certain information concerning Mr. Swanson and other executive officers of the Fund and the Managing Shareholder.

Name	Age	Position with Registrant	Officer Since

Randall D. Holmes Robert E. Swanson	58 58
President and Chief Executive Officer of the Fund [and the Managing Shareholder] since January 3, 2006; Chief Operating Officer of the Fund from January 1, 2004 to January 3, 2006.

Chairman of the Fund since January 1, 2006; President and Chief Executive Officer of the Fund from 1991 until January 3, 2006; Manager, Chief Executive Officer, and, together with his family trusts, owner of all of the membership interests in the Managing Shareholder
			2004 1991

Robert L. Gold	47	Executive Vice President of the Fund and the Managing Shareholder since 1991.	1991

Daniel V. Gulino	44	Senior Vice President and General Counsel of the Fund and the Managing Shareholder.	2000
Douglas R. Wilson	46	Senior Vice President and Chief Financial Officer of the Fund [and the Managing Shareholder] since 2005	2005

Robert E. Swanson, age 58, currently serves as a Chairman of the Fund. Mr. Swanson has also served as Chief Executive Officer of the Fund since its inception in 1991 and as Chief Executive Officer of RPM, the Other Power Trusts, and the Ridgewood LLCs since their respective inceptions through January 3, 2006. Mr. Swanson has been President and registered principal of Ridgewood Securities and became the Chairman of the Board of Ridgewood Capital on its organization in 1998. In addition, he has been President and sole stockholder of Ridgewood Energy since its inception in October 1982. Prior to forming Ridgewood Energy in 1982, Mr. Swanson was a tax partner at the former New York and Los Angeles law firm of Fulop & Hardee and an officer in the Trust and Investment Division of Morgan Guaranty Trust Company. His specialty is in personal tax and financial planning, including income, estate and gift tax. Mr. Swanson is a member of the New Jersey State Bar, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Randall D. Holmes, age 58, has served as President and Chief Executive Officer of the Fund since January 3, 2006 and served as Chief Operating Officer of the Fund from January 1, 2004 until January 3, 2006. Mr. Holmes has served as the President and Chief Operating Officer of the Managing Shareholder, RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs since January 1, 2004. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991.  Mr. Holmes has over 30 years of acquisition, development, financing and operating experience in the electric generation and other industries. Mr. Holmes previously was counsel to Downs Rachlin Martin PLLC in Vermont (“DRM”), to DeForest & Duer in New York and to Chadbourne & Parke in New York.  Mr. Holmes was also President of the Pepsi-Cola Operating Company of Chesapeake and Indianapolis and was Vice President of Advanced Medical Technologies.  He was also a Partner with the New York law firm of Barrett Smith Schapiro Simon & Armstrong where he specialized in financing transactions, acquisitions and tax planning. DRM is one of the primary outside counsel to the Fund, Managing Shareholder and their affiliates. Immediately prior to being appointed President and Chief Operating Officer, Mr. Holmes was counsel to DRM. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to Ridgewood. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State bar.

Robert L. Gold, age 47, has served as Executive Vice President of the Managing Shareholder, RPM, the Fund, and the Other Power Trusts since their respective inceptions, with primary responsibility for marketing and acquisitions. He has been President of Ridgewood Capital since its organization in 1998. He has served as Vice President and General Counsel of Ridgewood Securities Corporation since he joined the firm in December 1987. Mr. Gold has also served as Executive Vice President of Ridgewood Energy since October 1990. He served as Vice President of Ridgewood Energy from December 1987 through September 1990. For the two years prior to joining Ridgewood Energy and Ridgewood Securities Corporation, Mr. Gold was a corporate attorney in the law firm of Cleary, Gottlieb, Steen & Hamilton in New York City where his experience included mortgage finance, mergers and acquisitions, public offerings, tender offers, and other business legal matters. Mr. Gold is a member of the New York State bar. He is a graduate of Colgate University and New York University School of Law.

Douglas R. Wilson, age 46, was appointed Senior Vice President and Chief Financial Officer of RPM, the Fund, the Other Power Trusts and the Ridgewood LLCs as of April 15, 2005. Mr. Wilson has been associated with the Ridgewood group of companies as a consultant and advisor since 1996 performing investment evaluation, structuring and execution services for the Other Power Trusts and for Ridgewood Venture Funds. Since May of 2002 Mr. Wilson has served as a Director, CEO and Finance Director for CLP Envirogas Ltd. (“Envirogas”) which manages Ridgewood’s UK landfill gas operations. Mr. Wilson has wide energy industry experience including hydrocarbon and project finance lending and investing and has participated in over $1 billion of financings. During his 22 years in the financial services industry Mr. Wilson has been with Republic Bank of Dallas, Shearson-Lehman Brothers and Bank of Tokyo. Mr. Wilson is a graduate of the University of Texas at Arlington and has an MBA from the Wharton School at the University of Pennsylvania. It is anticipated that Mr. Wilson will continue to serve as an executive and Director of Envirogas during the remainder of its expansion phase which is estimated to be completed in 18-24 months. During this period Mr. Wilson will devote approximately 20-25% of his time to the affairs of Envirogas. It is not anticipated that this executive role at Envirogas will adversely affect performance of his duties as Senior Vice President and Chief Financial Officer.

Daniel V. Gulino, age 44, has been Senior Vice President and General Counsel of the Managing Shareholder, RPM, the Fund, and other Power Trusts since August 2000. He began his legal career as an associate for Pitney, Hardin, Kipp & Szuch, a large New Jersey law firm, where his experience included corporate acquisitions and transactions. Prior to joining Ridgewood group of companies, Mr. Gulino was in-house counsel for several large electric utilities, including GPU, Inc., Constellation Power Source, and PPL Resources, Inc., where he specialized in non-utility generation projects, independent power and power marketing transactions. Mr. Gulino also has experience with the electric and natural gas purchasing of industrial organizations, having worked as in-house counsel for Alumax, Inc. (now part of Alcoa) where he was responsible for, among other things, Alumax’s electric and natural gas purchasing program. Mr. Gulino is a member of the New Jersey State Bar and Pennsylvania State Bar. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law - Newark.

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

The Managing Shareholder will be obligated to pay the compensation of the personnel and all administrative and service expenses necessary to perform the foregoing obligations. The Fund will pay all other expenses of the Fund, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for Investors and the Commission, postage for Fund mailings, Commission fees, interest, taxes, legal, accounting and consulting fees, litigation expenses, expenses of operating Projects and costs incurred by the Managing Shareholder in so doing and other expenses properly payable by the Fund. The Fund reimburses the Managing Shareholder for all such Fund and other expenses paid by it.

The responsibilities of the Managing Shareholder and the fees and reimbursements of expenses it is entitled to are set out in the Declaration. Each Investor consented to the terms and conditions of the Declaration by subscribing to acquire Investor Shares in the Fund.

The Fund has relied and will continue to rely on the Managing Shareholder, engineering, legal, investment banking and other professional consultants as needed and to monitor and report to the Fund matters concerning the operations of Projects in which it invests, review proposals for additional development or financing, and represent the Fund's interests. The Fund will rely on such persons to review proposals designed to sell its interests in Projects in the future.

Executive Officers of the Fund.

Pursuant to the Declaration, the Managing Shareholder has appointed officers of the Fund to act on behalf of the Fund and sign documents on behalf of the Fund as authorized by the Managing Shareholder. Mr. Swanson serves as the Chairman of the Fund and the other executive officers of the Fund are identical to those of the Managing Shareholder, as indicated in the table under the subheading Managing Shareholder above.

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

Corporate Trustee.

The corporate trustee of the Fund, Christiana Bank & Trust Company, acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Fund. Legal title to Trust Property is in the name of the Fund. Christiana is also a trustee of the Other Power Trusts. The principal office of Christiana Bank is 1314 King Street, Wilmington, DE 19801.

Section 16(a) Beneficial Ownership Reporting Compliance.

The individuals who are subject to the requirements of Section 16(a) have not complied with those reporting requirements during 2003. All filings required under Section 16(a), have since been filed with the Commission.

RPM.

RPM is controlled by Robert E. Swanson and owned by him and his family trusts. For US Projects for which the Fund decides to take operating responsibility itself, the Fund will cause the Fund's subsidiary that owns the Project to enter into an "Operation Agreement" under which RPM, under the supervision of the Managing Shareholder, will provide the management, purchasing, engineering, planning and administrative services for the Project. RPM will charge the Fund at its cost for these services and for the Fund's allocable amount of certain overhead items. RPM shares space and facilities with the Managing Shareholder and its affiliates. To the extent that common expenses can be reasonably allocated to RPM, the Managing Shareholder may, but is not required to, charge RPM at cost for the allocated amounts and such allocated amounts will be borne by the Fund and other programs. Common expenses that are not so allocated will be borne by the Managing Shareholder.

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

Code of Ethics.

In March 2004, the Managing Shareholder, for itself and for the Fund, Other Power Trusts, Ridgewood LLCs and their affiliates, adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions), of each such entity. A copy of the Code of Ethics is being filed as an exhibit to this report. A copy of the Code of Ethics will be provided to any person without charge, upon written request made to The Ridgewood Power Growth Fund, 947 Linwood Avenue, Ridgewood, New Jersey 07450 Attn: Daniel V. Gulino.

Audit Committee Financial Expert.

The Fund has neither a board of directors nor an audit committee as contemplated by the Sarbanes-Oxley Act of 2002 and instead, the Managing Shareholder effectively performs the functions that the board of directors or the audit committee would otherwise perform. However, the Managing Shareholder has determined that Douglas R. Wilson, who serves as Senior Vice President and Chief Financial Officer of the Fund and the Chief Financial Officer of the Managing Shareholder qualifies as an audit committee financial expert as defined in Item 401(h)(2) of Regulation S-K.

Item 11. Executive Compensation.

None of the executive officers of the Fund receive any compensation directly from the Fund. The Managing Shareholder compensates the officers without additional payments by the Fund. The Fund reimburses RPM at cost for services provided by RPM’s employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13. Certain Relationships and Related Transactions.

Christiana Bank, the Corporate Trustee of the Fund, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Fund expenses incurred by it that are reimbursable under the Declaration.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Fund sold 658.1067 Investor Shares (approximately $65.8 million of gross proceeds) of beneficial interest in the Fund pursuant to a private placement offering under Rule 506 of Regulation D under the Securities Act. The offering closed in April 2000. Further details concerning the offering are set forth above at Item 1. Business.

The Managing Shareholder purchased one Investor Share for $83,000 in cash. The one Investor Share equals 0.2 of 1% of the outstanding Investor Shares. By virtue of its purchase of such Investor Share, the Managing Shareholder is entitled to the same ratable interest in the Fund as all other purchasers of Investor Shares. No executive officers of the Fund acquired Investor Shares in the Fund's offering and no executive officers of the Fund currently own any Investor Shares.

The Managing Shareholder was issued one Management Share in the Fund representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder (excluding its interest in the Fund attributable to Investor Shares it acquired in the offering). The management rights of the Managing Shareholder are described in further detail above at Item 1. Business, and in Item 10. Directors and Executive Officers of the Registrant. The Managing Shareholder’s beneficial interest in cash distributions of the Fund and its allocable share of the Fund’s net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. Certain Relationships and Related Transactions.

Item 13. Certain Relationships and Related Transactions.

The Declaration provides that cash flow of the Fund, less reasonable reserves which the Fund deems necessary to cover anticipated Fund expenses, is to be distributed to the Investors and the Managing Shareholder (collectively, the "Shareholders"), from time to time as the Fund deems appropriate and attributable to their respective share holdings. Prior to payout (the point at which Investors have received cumulative distributions equal to the amount of their capital contributions), each year all distributions from the Fund, other than distributions of the revenues from dispositions of Fund assets are to be allocated 99% to the Investors and 1% to the Managing Shareholder until Investors have been distributed during the year an amount equal to 12% of their total capital contributions (a "12% Priority Distribution"), and thereafter all remaining distributions from the Fund during the year, other than distributions of the revenues from dispositions of Fund Property, are to be allocated 75% to Investors and 25% to the Managing Shareholder. Revenues from dispositions of Fund Property are to be distributed 99% to Investors and 1% to the Managing Shareholder until payout. In all cases, after payout, Investors are to be allocated 75% of all distributions and the Managing Shareholder 25%.

For any fiscal period, the Fund's net profits, if any, other than those derived from dispositions of Fund Property, are allocated 99% to the Investors and 1% to the Managing Shareholder until the profits so allocated offset (1) the aggregate 12% Priority Distribution to all Investors and (2) any net losses from prior periods that had been allocated to the Shareholders. Any remaining net profits, other than those derived from dispositions of Fund Property, are allocated 75% to the Investors and 25% to the Managing Shareholder. If the Fund realizes net losses for the period, the losses are allocated 99% to the Investors and 1% to the Managing Shareholder, except that if an allocation of a loss would cause an Investor to have a negative amount in the Investor’s capital account, the loss will be allocated to the Managing Shareholder instead in the amount necessary to prevent the creation of a negative balance in the Investor’s capital account. Revenues from dispositions of Fund Property are allocated in the same manner as distributions from such dispositions. Amounts allocated to the Investors are apportioned among them in proportion to their capital contributions.

On liquidation of the Fund, the remaining assets of the Fund after discharge of its obligations, including any loans owed by the Fund to the Shareholders, will be distributed, first, 99% to the Investors and the remaining 1% to the Managing Shareholder, until payout, and any remainder will be distributed to the Shareholders in proportion to their capital accounts.

Effective January 1, 2005, the Managing Shareholder, acting on the recommendation of tax counsel for the Fund, amended the Declaration of Trust of the Registrant (the “Declaration”) in order to clear up potential ambiguity and to maintain the tax status of the Fund. The Declaration authorizes the Managing Shareholder to make such amendments to the Declaration without notice to or approval of the Shareholders in a variety of circumstances, including, without limitation, amendments to maintain the tax status of the Fund.

Under the terms of the amendment, if an Investor’s Adjusted Capital Account would become negative using General Allocations, losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder’s Adjusted Capital Account become negative and items of income or gain occur, then such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive. This mechanism will not affect the allocation of cash which was not affected by the amendment.

The Managing Shareholder has reviewed the amendments to the Declaration recommended by tax counsel for the Fund, and has concluded that the amendment of the Declaration will not materially and adversely affect the interests of the Shareholders in the Fund.

In 2003 and 2002, the Fund made distributions of $13,297 and $0, respectively, to the Managing Shareholder (which is a member of the Board of the Fund) as stated at Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. Accordingly, the Managing Shareholder and its affiliates charged fees and reimbursements to the Fund and its subsidiaries as follows:

Fee	Paid to	2003	2002	2001	2000	1999

Investment fee	Ridgewood Power	$ --	$ --	$ --	$ 199,500	$ 560,650

Placement agent fee and sales commissions	Ridgewood Securities Corporation	--	--	--	98,950	188,842

Management Fees	Ridgewood Power	822,633	822,633	1,645,267	1,096,844	--

Organizational, distribution and offering fee	Ridgewood Power	--	--	--	442,790	1,698,842

Due diligence expenses (a)	Ridgewood Power	--	--	--	708,758	868,208

The investment fee equaled 2% of the proceeds of the offering of Investor Shares and was payable for the Managing Shareholder’s services in investigating and evaluating investment opportunities and effecting investment transactions. The placement agent fee (1% of the offering proceeds) and sales commissions were also paid from proceeds of the offering, as was the organizational, distribution and offering fee (5% of offering proceeds) for legal, accounting, consulting, filing, printing, distribution, selling, closing and organization costs of the offering. . As compensation to the Managing Shareholder, the Fund is obligated for an annual management fee equal to $1,645,266, or 2.5% of the total capital contributions to the Fund payable monthly upon the closing of the Fund. For the years ended December 31, 2003 and 2002, the managing shareholder contemporaneously waived 50% of the management fee due (or $822,633 annually). Accordingly, management fees of $822,633 were charged to the Fund for each of the years ended December 31, 2003 and 2002.

In addition to the foregoing, the Fund reimbursed the Managing Shareholder and RPM at cost for expenses and fees of unaffiliated persons engaged by the Managing Shareholder for Fund business and for certain expenses related to management of Projects.

Christiana Bank, the Corporate Trustee of the Fund, is not entitled to compensation for serving in such capacity, but is entitled to be reimbursed for Fund expenses incurred by it that are reimbursable under the Declaration.

Mr. Swanson, who is the manager and chairman of the Managing Shareholder, in September 1999, purchased a franchise to distribute ZAP’s products on eastern Long Island, New York and paid $10,000 to ZAP for the franchise. See Item 1. Business; Narrative Description of Business; The Fund's Investments; ZAP.

On June 26, 2003, the Managing Shareholder of the Fund entered into a $5,000,000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, liens and provide guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000. Subsequently, the agreement has been extended to September 30, 2006.

From time to time, the Fund records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At December 31, 2003, the Fund had outstanding payables and receivables with the following affiliates:

	Due From	Due To
Ridgewood Power Management LLC	$ 1,851	$ ---
Ridgewood Renewable Power	---	1,058,204
Trust V	1,280,936	---
Ridgewood Electric Power Trust IV	---	71,000
Egypt Fund	---	351,239
United Kingdom Landfill Gas Projects	595,837	---
Ridgewood Dubai (paid January 2005)	612,517	---
Other affiliates	---	407,951
Total	$2,491,141	$1,888,394

Item 14. Principal Accountant Fees and Services.

On January 14, 2004, Perelson Weiner LLP was appointed as the Fund’s independent accountants to audit the Fund’s financial statements for the fiscal year ended December 31, 2003 and to render other professional services as required. Prior to January 14, 2004, PricewaterhouseCoopers LLP served as the Fund’s independent accountants.

No fees were paid by Fund to Perelson Weiner LLP for the 2002 fiscal year. Fees billed by Perelson Weiner LLP relating to the 2003 fiscal year, and by PricewaterhouseCoopers LLP relating to the 2003 and 2002 fiscal years, were as follows:

Type of Service	2003	2002
Audit Fees (1)	$ 74,000(2)	$ 41,000
Audit-Related Fees	--	--
Tax Fees (3)	51,000	--
All Other Fees	--	--
Total	$ 125,000	$ 41,000

(1)	Comprised of the audit of the Fund’s annual financial statements and reviews of the Fund’s quarterly financial statements, as well as review of SEC filings.

(2)
Consists of aggregate audit fees of (i) $33,000 billed for professional services rendered by Perelson Weiner LLP for the audit of the Fund's annual financial statements for the year ended December 31, 2003, and (ii) $41,000 billed for professional services rendered by PricewaterhouseCoopers LLP for the audit of the Fund's annual financial statements and reviews of the financial statements included in the Fund's Quarterly Reports on Form 10-Q for the year ended December 31, 2003.

(3)	Comprised of services for tax advice.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  Financial Statements.

See the Index to Financial Statements in Item 8 of this report.

(b) Exhibits.

Exhibits required by Section 601 of Regulation S-K

Exhibit No.			Description
3	(i)(A)	†	Certificate of Trust of the Registrant.
3	(i)(B)	†	Amendment No. 1 to Certificate of Trust.
3	(i)(C)	†	Declaration of Trust of the Registrant.
3	(i)(D)

Amendment No. 1 to the Declaration of Trust. Incorporated by reference to the Registrant’s Registration Statement on Form 10, dated April 30, 1999, as filed on the Registrant’s Form DEFA14A filed with the Commission on November 5, 2001

10A		†	Stock and Warrant Purchase Agreement for ZAP Power Systems, Inc., dated March 29, 1999.
10B		†	Warrant for Purchase of Common Stock of ZAP Power Systems, Inc., dated March 29, 1999.
10C		†	Investors' Rights Agreement with ZAP Power Systems, Inc., dated March 29, 1999.
10D		†	Milestone letter agreement with ZAP Power Systems, Inc., dated March 29, 1999.
10E		†	Letter agreement re board representation with ZAP Power Systems, Inc., dated March 29, 1999.
10F		†#	Management Agreement between the Fund and Managing Shareholders, dated March 29, 1999.
10G		†#	Key Employees' Incentive Plan
10H		†	Agreement of Merger between Ridgewood Power Corporation and Ridgewood Power LLC.
10I		[†]/ [*]	Letter of Intent with US Hydro for acquisition of Hydroelectric Projects, dated February 8, 2000.
10J		[†]/ [*]	Operating Agreement between Ridgewood Egypt for Infrastructure Projects, Ltd. and Ridgewood Near East Holding LLC., dated September 30, 1999.
10K		[*]

Form of contracts and agreements between CLPE Holdings, Inc and each of (i) Ridgewood Renewable PowerBank II, LLC, (ii) Ridgewood Renewable PowerBank I, LLC, (iii) Ridgewood Renewable PowerBank III, LLC and (iv) Ridgewood Renewable PowerBank IV, LLC.

14		*	Code of Ethics, adopted on March 1, 2004.
31.1		*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2		*	Certification of Douglas R. Wilson, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).
32		*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Douglas R. Wilson, Chief Financial Officer of the Registrant.

_____________________
*	Filed herewith.

†	Incorporated by reference to the Registrant's Registration Statement on Form 10 filed with the SEC on April 30, 1999.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(c) Financial Statement Schedules

See Financial Statements and accompanying notes included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RIDGEWOOD POWER GROWTH FUND (Registrant)
Date: February 28, 2006	By: /s/ Randall D. Holmes Randall D. Holmes Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Randall D. Holmes Randall D. Holmes	Chief Executive Officer (Principal Executive Officer)	February 28, 2006
/s/ Douglas R. Wilson Douglas R. Wilson	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)	February 28, 2006
RIDGEWOOD POWER LLC (Managing Shareholder) By: /s/ Randall D. Holmes Randall D. Holmes	Chief Executive Officer of Managing Shareholder	February 28, 2006

Exhibit 31.1

CERTIFICATION

I, Randall D. Holmes, certify that:

1.	I have reviewed this annual report on Form 10-K of The Ridgewood Power Growth Fund (the “Registrant”);

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.
The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

(a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)  Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)  Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5.
The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: February 28, 2006

/s/ Randall D. Holmes
Name: Randall D. Holmes
Title: Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Douglas R. Wilson, certify that:

1.	I have reviewed this annual report on Form 10-K of The Ridgewood Power Growth Fund (the “Registrant”);

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) Disclosed in this report any change in the Registrant’s internal control over financial reporting that occurred during the Registrant’s most recent fiscal quarter (the Registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting; and

5. The Registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’s auditors and the audit committee of the Registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal control over financial reporting.

Date: February 28, 2006

/s/ Douglas R. Wilson
Name: Douglas R. Wilson
Title: Senior Vice President and
         Chief Financial Officer

Exhibit 32

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report on Form 10-K of The Ridgewood Power Growth Fund (the "Fund") for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), each of the undersigned officers of the Fund hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge except with respect to the timeliness of the filing of the Report:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.

Name: /s/Randall D. Holmes
Title: Chief Executive Officer
Date: February 28, 2006

Name: /s/Douglas R. Wilson
Title: Senior Vice President and Chief Financial Officer
Date: February 28, 2006

This certification is being furnished to the SEC with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Fund for purposes of Section 18 of the Securities Exchange Act of 1934.