Form 10-Q
period 2004-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2006-03-02
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2004

                         Commission file number 0-25935

                         THE RIDGEWOOD POWER GROWTH FUND
            (Exact name of registrant as specified in its charter.)

               Delaware                                22-3495594
   (State or other jurisdiction of                 (I.R.S. Employer
   incorporation or organization)                  Identification No.)

 1314 King Street, Wilmington, Delaware                  19801
(Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: (302) 888-7444

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|

There is no market for the Shares. As of February 28, 2006, number of shares outstanding was 658.1067.

The Ridgewood Power Growth Fund
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                             March 31, 2004    December 31, 2003
                                                                             --------------    -----------------
                                                                                unaudited           audited
                                                                             --------------    -----------------
Assets:
Cash and cash equivalents                                                      $  1,414,744       $    801,233
Accounts receivable, net of allowance of $104,195 and $105,106,
  in 2004 and 2003, respectively                                                  1,426,249          1,055,229
Notes receivable                                                                    368,755          4,269,020
Due from affiliates                                                               2,088,428          2,491,141
Deferred income taxes                                                                    --          1,435,129
Inventory                                                                           460,895            481,942
Prepaid expenses and other current assets                                           505,742            197,638
                                                                               ------------       ------------
        Total current assets                                                      6,264,813         10,731,332
                                                                               ------------       ------------

Investment in United Kingdom Landfill Gas Projects                                3,615,202          3,710,032
                                                                               ------------       ------------

Property, plant and equipment:
Plant and equipment                                                              25,364,088         25,493,317
Construction in progress                                                            610,498            598,880
Office equipment                                                                    789,541            792,878
                                                                               ------------       ------------
                                                                                 26,764,127         26,885,075
Accumulated depreciation                                                         (4,690,193)        (4,283,674)
                                                                               ------------       ------------
                                                                                 22,073,934         22,601,401
                                                                               ------------       ------------

Electric power sales contracts                                                   17,558,501         17,558,501
Accumulated amortization                                                         (2,268,247)        (1,888,661)
                                                                               ------------       ------------
                                                                                 15,290,254         15,669,840
                                                                               ------------       ------------

Other assets                                                                          5,836              6,186
Goodwill                                                                          5,153,145          5,153,145
                                                                               ------------       ------------

        Total assets                                                           $ 52,403,184       $ 57,871,936
                                                                               ============       ============

Liabilities and shareholders' equity:
Accounts payable                                                               $    470,098       $    604,112
Accrued expenses                                                                    703,738            676,490
Current portion of long term debt                                                   973,477          4,883,983
Due to affiliates                                                                 2,694,485          1,888,394
                                                                               ------------       ------------
        Total current liabilities                                                 4,841,798          8,052,979

Long-term debt, less current portion                                              4,480,654          4,722,403
Other liabilties                                                                    504,238            513,969
Deferred rent                                                                       165,900            134,720
Deferred income taxes, net                                                        4,210,072          5,826,098
Minority interest                                                                11,024,960         10,908,676
                                                                               ------------       ------------
        Total liabilities                                                        25,227,622         30,158,845
                                                                               ------------       ------------

Commitments and contingencies

Shareholders' equity (deficit):
Shareholders' equity (658.1067 investor shares issued and outstanding)           27,463,129         27,995,283
Managing Shareholders' accumulated deficit (1 management share issued and
outstanding)                                                                       (287,567)          (282,192)
                                                                               ------------       ------------
        Total shareholders' equity (deficit)                                     27,175,562         27,713,091
                                                                               ------------       ------------

        Total liabilities and shareholders' equity                             $ 52,403,184       $ 57,871,936
                                                                               ============       ============

See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                 Three Months Ended March 31,
                                                                 -----------------------------
                                                                     2004              2003
                                                                 -----------       -----------
Revenues                                                         $ 2,665,121       $ 2,701,452

Cost of revenue, including depreciation and amortization of
  $818,529 and $747,771, in 2004 and 2003, respectively            1,735,743         1,415,907
                                                                 -----------       -----------

Gross profit                                                         929,378         1,285,545
                                                                 -----------       -----------

Other operating expenses:
   General and administrative expenses                               498,392           529,631
   Management fee to the managing shareholders                       411,317           411,317
   Provision for bad debts                                                --           160,437
                                                                 -----------       -----------
      Total other operating expenses                                 909,709         1,101,385
                                                                 -----------       -----------

Income from operations                                                19,669           184,160
                                                                 -----------       -----------

Other income (expense):
  Interest income                                                      1,278            17,158
  Interest expense                                                  (212,575)         (232,418)
  Equity in loss of United Kingdom Landfill Gas Projects            (197,995)         (154,280)
  Gain on sale of U.S. Hydro notes                                   174,631                --
  Other income                                                         7,066                --
                                                                 -----------       -----------
      Total other expenses, net                                     (227,595)         (369,540)
                                                                 -----------       -----------

Loss before income taxes and minority interest                      (207,926)         (185,380)

Income tax (benefit) expense                                        (159,128)           14,454
                                                                 -----------       -----------

Net loss before minority interest                                    (48,798)         (199,834)

Minority interest in the earnings of subsidiaries                   (161,976)          (92,168)
                                                                 -----------       -----------

           Net loss                                              $  (210,774)      $  (292,002)
                                                                 ===========       ==========-=

Managing Shareholder - Net loss                                  $    (2,108)      $    (2,920)
                                                                 ===========       ===========

Shareholders - Net loss                                          $  (208,666)      $  (289,082)
                                                                 ===========       ===========

Net loss per investor share                                      $      (317)      $      (440)
                                                                 ===========       ===========


See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity
(Deficit) - (unaudited)
--------------------------------------------------------------------------------

                                                                                                 Total
                                                                            Managing         Shareholders
                                                       Shareholders       Shareholders          Equity
                                                       ------------       ------------       ------------
Shareholders' equity (deficit), December 31, 2003      $ 27,995,283       $   (282,192)      $ 27,713,091

Cash distributions                                         (329,104)            (3,324)          (332,428)

Foreign currency translation adjustment                       5,616                 57              5,673

Net loss                                                   (208,666)            (2,108)          (210,774)
                                                       ------------       ------------       ------------

Shareholders' equity (deficit), March 31, 2004         $ 27,463,129       $   (287,567)      $ 27,175,562
                                                       ============       ============       ============

The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive Loss  (unaudited)

                                             Three Months Ended March 31,
                                             ----------------------------
                                                2004              2003
                                             ---------       -----------
Net loss                                     $(210,774)      $  (292,002)

Foreign currency translation adjustment          5,673        (3,166,741)
                                             ---------       -----------

Comprehensive loss                           $(205,101)      $(3,458,743)
                                             =========       ===========

See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Statement of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                                     Three Months Ended March 31,
                                                                                     ----------------------------
                                                                                        2004            2003
                                                                                     -----------       ---------
Cash flows from operating activities:
Net loss                                                                             $  (210,774)      $(292,002)
                                                                                     -----------       ---------
Adjustments  to  reconcile  net loss to net cash flows  provided  by  operating activities:
   Depreciation and amortization                                                         818,529         747,771
   Provision for bad debts                                                                    --         160,437
   Minority interest in earnings of subsidiaries                                         161,976          92,168
   Equity in loss of United Kingdom Landfill Projects                                    197,995         154,280
   Gain on sale of U.S. Hydro note                                                      (174,631)             --
   Changes in assets and liabilities:
        Increase in accounts receivable, net                                            (376,142)       (448,030)
        Decrease (increase) in inventory                                                  21,047          (9,742)
        Increase in other current assets                                                (313,031)       (182,657)
        Decrease in other assets                                                              --          38,945
        (Decrease) increase in accounts payable                                         (125,307)         15,940
        Increase in accrued expenses                                                      27,249         286,960
        Increase in due to/from affiliates, net                                        1,199,845         134,148
         Decrease in other liabilities                                                    (9,731)             --
        Increase in deferred rent                                                         31,180              --
        Decrease in deferred income taxes                                               (180,897)             --
                                                                                     -----------       ---------
         Total adjustments                                                             1,278,082         990,220
                                                                                     -----------       ---------
               Net cash provided by operating activities                               1,067,309         698,218
                                                                                     -----------       ---------

Cash flows from investing activities:
   Proceeds from sale of  note receivable, net                                         3,974,631              --
   Collections on  notes receivable                                                       96,414              --
   Capital expenditures                                                                  (68,048)       (356,899)
                                                                                     -----------       ---------
              Net cash provided by (used in) investing activities                      4,002,997        (356,899)
                                                                                     -----------       ---------

Cash flows from financing activities:
   Cash distribution to shareholders                                                    (332,428)             --
   Repayments under bank loan                                                         (4,118,299)       (557,472)
                                                                                     -----------       ---------
              Net cash used in financing activities                                   (4,450,727)       (557,472)
                                                                                     -----------       ---------

Effect of exchange rate on cash and cash equivalents                                      (6,068)       (160,582)
                                                                                     -----------       ---------

Net increase (decrease) in cash and cash equivalents                                     613,511        (376,735)
Cash and cash equivalents, beginning of period                                           801,233         919,903
                                                                                     -----------       ---------

Cash and cash equivalents, end of period                                               1,414,744       $ 543,168
                                                                                     ===========       =========

Supplemental disclosure:
        Interest paid                                                                $   101,371       $  44,809
        Income tax paid                                                              $        --       $  14,454

See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

The Ridgewood Power Growth Fund (the "Fund") was formed as a Delaware business trust in February 1997. The Managing Shareholders of the Fund are Ridgewood Renewable Power LLC ("RPC") and Ridgewood Power VI LLC ("Power VI") (collectively, the "Managing Shareholder"). Subsequently, Power VI has assigned and delegated all of its rights and responsibilities to RPC and is essentially an entity that contains nominal activity.

The Fund was formed to invest primarily in independent power generation facilities, water desalinization plants and other capital facilities. These independent power generation facilities will include cogeneration facilities, which produce both electricity and heat energy and other power plants that use various fuel sources (except nuclear). In the past, the Fund invested in opportunities outside of independent power generation facilities.

In the opinion of management, the accompanying unaudited consolidated financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, contain all adjustments, which consist of normal recurring adjustments, necessary for the fair presentation of the financial position and results of operations and cash flows for the interim periods presented. Additional footnote disclosure concerning accounting policies and other matters are disclosed in the Fund's consolidated financial statements included in the 2003 Annual Report on Form 10-K, which should be read in conjunction with these financial statements.

The results of operations for an interim period should not necessarily be taken as indicative of the results of operations that may be expected for a twelve month period.

The consolidated financial statements include the accounts of the Fund, the US Hydro Projects and the Egypt Projects. The Fund uses the equity method of accounting for its investment in the United Kingdom Landfill Gas Projects (the "UK Projects"). The Fund's investment in the U.S. Hydro Projects was accounted for as a note receivable through November 22, 2002, at which time, the Fund and Ridgewood Electric Power Trust V completed their acquisition of the U.S. Hydro Projects. As a result, the Fund had consolidated the financial statements of the US Hydro Projects effective November 23, 2002.

2. Summary Results of Operations for Selected Investments

Summarized financial information rounded to nearest $1,000 for the UK Projects, which are accounted for under the equity method, are as follows:

Balance Sheets

                                                      March 31,     December 31,
                                                        2004             2003
                                                    -----------     ------------

Current assets                                      $36,882,000     $ 39,130,000
Non-current assets                                  $56,090,000     $ 53,899,000

Current liabilities                                 $ 9,003,000     $ 12,307,000
Non-current liabilities                             $69,928,000     $ 66,324,000
Minority interest                                   $ 1,991,000     $  2,031,000

Statements of Operations

                                                Three Months Ended March 31,
                                                ----------------------------
                                                2004                    2003
                                                ----                    ----

Revenue                                     $ 5,057,000             $ 2,767,000
Cost of revenue                               4,831,000               2,895,000
Other expenses                                  886,000                 386,000
                                            -----------             -----------
Net loss                                    $  (660,000)            $  (514,000)
                                            ===========             ===========

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

FIN 46R

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Fund adopted the disclosure provisions of FIN 46 effective December 31, 2003, with no material impact to the consolidated financial statements. In December 2003, the FASB issued a revision to FIN 46 ("FIN 46R") to clarify some of the provisions and to exempt certain entities from its requirements. The Fund implemented the full provisions of FIN 46R effective January 1, 2004, with no material impact on the consolidated financial statements.

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

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Fund adopted SFAS 153 effective June 15, 2005 with no material impact on the consolidated financial statements.

4. Notes Receivable

The following is a summary of the Fund's notes receivable:

                                                    March 31,       December 31,
                                                      2004              2003
                                                    ----------------------------
TCID                                                $     --        $3,800,000

Other                                                368,755           469,020
                                                    --------------------------
    Total notes receivable                           368,755         4,269,020
Less current portion                                 368,755         4,269,020
                                                    --------------------------
    Notes receivable - long-term portion            $     --        $       --
                                                    ==========================

Upon the Fund's acquisition of US Hydro in 2002, the then outstanding balances of the notes receivable, which accreted to approximately $6,700,000, were adjusted by approximately $2,900,000, through purchase accounting to approximately $3,800,000 as of December 31, 2003. In March 2004, $4,000,000 of the notes receivable were paid by TCID, the proceeds of which were applied directly towards a reduction of the term loan (Note 6) and a gain, net of professional fees, of approximately $175,000 was recognized accordingly.

5. Inventory

Inventory consists of spare parts, consumable products, fuel, goods-in-transit and finished goods of the Egypt operations. Inventories are stated at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the costs of completion and selling expenses. An allowance is established for slow moving items on the basis of management's review and assessment of inventory movements.

6. Long-Term Debt

Following is a summary of long-term debt by project at March 31, 2004:

                                               Ridgewood
                                                Egypt for
                                Sinai         Infrastructure        US Hydro            Total
                             ------------     --------------      ------------       ------------
Total long-term debt         $  2,259,439      $  1,503,078       $  1,691,614       $  5,454,131
Less - Current maturity                --          (501,026)          (472,451)          (973,477)
                             ------------      ------------       ------------       ------------
Long-term portion            $  2,259,439      $  1,002,052       $  1,219,163       $  4,480,654
                             ============      ============       ============       ============

Sinai has an outstanding loan and interest payable of 14,092,574 Egyptian pounds (approximately US $2,259,000). The loan bears interest at 11.0% per annum and is non-recourse to the Fund. A provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. The loan was in default prior to the acquisition of Sinai by Ridgewood Near East and has remained in default through the second quarter of 2005. In the second quarter of 2005, the bank and Sinai resolved all issues and an extension and revised payment schedule was formalized. The bank adjusted its claims and Sinai is in compliance with the terms of the modified loan and is no longer in default. The revised terms provide for progressive monthly payments over six years ranging from 171,545 Egyptian pounds to 356,727 Egyptian pounds (or US $29,451 to US $61,243 at loan inception exchange rates), including interest, maturing on May 1, 2011.

During the third quarter of 2002, Ridgewood Egypt for Infrastructure ("REFI") executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately US $2,022,000), which matures on March 31, 2007. The loan is being repaid in quarterly principal installments of 781,250 Egyptian pounds (approximately US $126,000) starting June 2003. Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (12.5% at March 31, 2004 and December 31, 2003).

Five of the US Hydro Projects hydro-electric power plants are financed by a term loan ("term loan"). The Fund has a choice of variable or fixed interest rates on the term loan. Variable rates are LIBOR (1.16% at March 31, 2004 and December 31, 2003) plus 1 3/4% or the Lenders Corporate Base Rate (as defined). At the Fund's option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1,000,000, for any period of time from two to seven years. Such fixed rate shall be based on the U.S. Treasury note rate at the date of election plus 2 3/4%. The variable rate of 2.91% was the effective interest rate at March 31, 2004 and December 31, 2003. This credit facility is collateralized by five hydroelectric plants and notes receivable owned by the US Hydro Projects. Although the Fund is current in its interest and principal payments, it is technically in default under the covenants of the term loan as a result of not providing its Lender a copy of its current audited financial statements. As per the terms of the term loan agreement, the default does not allow the Lender to accelerate or call the loan.

During the fourth quarter of 2003, discussions were entered into with the Truckee-Carson Irrigation District ("TCID") to sell the US Hydro Projects notes receivable and cash flow rights from one of its projects (the Lahontan project) to TCID. In the first quarter of 2004, TCID's Board of Directors approved the purchase. In return for its notes receivable and cash flow rights, the US Hydro Projects received $4,000,000. Pursuant to the term loan agreement, the US Hydro Projects submitted the proceeds it received from the sale of the notes receivable directly to its lender on March 31, 2004. As a result of the sale and remittance of the proceeds, the balance of the term loan was reduced to approximately $1,700,000. Of the proceeds received, $3,958,386 was applied to the principal balance and the remaining $41,614 was applied to current interest due. The parties mutually agreed to amend the term loan agreement, providing for a revised amortization of principal for the $4,000,000 received.

7. Related Party Transactions

From time to time, the Fund records short-term receivables and payables from other affiliates in the ordinary course of business. The amounts receivable and payable with the other affiliates do not bear interest. At March 31, 2004 and December 31, 2003, the Fund had outstanding receivables and payables, with the following affiliates:

                                                     Due From                             Due To
                                          ------------------------------------------------------------------
                                           March 31,        December 31,       March 31,        December 31,
                                              2004              2003              2004              2003
                                          ------------------------------      ------------------------------
Ridgewood Power Management LLC            $         --      $      1,851      $     54,396      $         --
Ridgewood Renewable Power                           --                --         1,217,018         1,058,204
Ridgewood Electric Power Trust IV                   --                --            71,000            71,000
Ridgewood Electric Power Trust V             1,369,633         1,280,936                --                --
Egypt Fund                                          --                --           350,388           351,239
United Kingdom Landfill Gas Projects                --           595,837           789,574                --
Ridgewood Dubai                                718,795           612,517                --                --
Other affiliates                                    --                --           212,109           407,951
                                          ------------------------------      ------------------------------
Totals                                    $  2,088,428      $  2,491,141      $  2,694,485      $  1,888,394
                                          ==============================      ==============================

On June 26, 2003, the Managing Shareholder of the Fund, entered into a $5,000,000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, liens and provide guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000. As described in Note 12, the agreement has subsequently been extended.

8. Transfer of Assets

In March 2003, Ridgewood UK, entered into an agreement with one of its minority shareholders. Under the terms of the agreement, Ridgewood UK transferred its 50% interest in the CLP Spanish Landfill Projects in return for a portion of the minority shareholder's interest in Ridgewood UK. As a result of the transaction, Ridgewood UK increased its ownership in United Kingdom Landfill Gas Projects from 76.3% to 88.3%.

9. Foreign Currency

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. As of March 31, 2004, the Fund's investment in the Egyptian operations decreased by approximately 25% due to the decrease in the exchange rate from January 1, 2003 through March 31, 2004. The cumulative foreign currency translation adjustment, which represents total accumulated other comprehensive loss and is included in shareholders' equity, at March 31, 2004 and December 31, 2003 amounts to a loss of $8,549,598 and $8,555,271, respectively.

10. Commitments and Contingencies

Two of the US Hydro Projects hydroelectric plants have leased the site at its facility under a long term lease which terminates in 2024. Rent expense for the quarter ended March 31, 2004 and 2003 was $198,680 and $165,000, respectively.

Minimum lease payments are as follows:

                 2004                                        $ 377,500
                 2005                                          685,000
                 2006                                          695,000
                 2007                                          700,000
                 2008                                          710,000
                 Thereafter                                  6,216,477
                                                            ----------
                   Total Minimum Lease Payments             $9,383,977
                                                            ==========

The Fund has certain other leases that require contingent payments based upon a percentage of annual gross revenue of the hydroelectric plant less any taxes or other fees paid to the lessors. There are no minimum rents required and these commitments are not included in the amounts presented above.

One of the US Hydro electric plants is subject to a second mortgage lien in the amount of $2,017,000, in the event the plant defaults on its electric power sales contract with a utility.

In accordance with Egyptian company law, the Egypt Projects transfer 5% of annual net profits to a statutory reserve. Transfers will cease when the reserve reaches 50% of issued capital. The statutory reserve is not eligible for distribution to members. The statutory reserve amounted to $50,501 and $50,943 as of March 31, 2004 and December 31, 2003, respectively.

11. Financial Information by Business Segment

The Fund's business segments were determined based on similarities in economic characteristics and customer base. The Fund's principal business segments consist of power generation ("power") and water desalinization ("water"). The power business segment represents the activity of Egypt Infrastructure and US Hydro, with operations in Egypt and the United States. The water business segment includes the activity of Sinai, along with water operations in Egypt. The corporate business segment represents the activity of the Fund, with operations in the United States.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:

                                                 Power
                                 ---------------------------------------
                                       Three Months Ended March 31,
                                 ---------------------------------------
                                       2004                   2003
                                 ----------------       ----------------

Revenue                              $ 1,741,186            $ 1,919,060
Depreciation and
  amortization                           439,757                337,796
Gross profit                             750,213              1,225,093
Interest expense                          41,614                 44,809
Goodwill                               5,153,145                      0

                                                 Water
                                 ---------------------------------------
                                      Three Months Ended March 31,
                                 ---------------------------------------
                                      2004                   2003
                                 ----------------       ----------------

Revenue                                $ 923,935              $ 782,392
Depreciation and
  amortization                           316,914                341,786
Gross profit                             241,022                298,216
Interest expense                          97,513                 94,553
Goodwill                                       0                      0

                                               Corporate
                                 ---------------------------------------
                                      Three Months Ended March 31,
                                 ---------------------------------------
                                      2004                   2003
                                 ----------------       ----------------

Revenue                            $          --            $        --
Depreciation and
  amortization                            61,858                 68,189
Gross loss                               (61,857)              (237,764)
Interest expense                          73,448                 93,056
Goodwill                                       0                      0

                                                 Total
                                 ---------------------------------------
                                      Three Months Ended March 31,
                                 ---------------------------------------
                                      2004                   2003
                                 ----------------       ----------------

Revenue                              $ 2,665,121            $ 2,701,452
Depreciation and
  amortization                           818,529                747,771
Gross profit                             929,378              1,285,545
Interest expense                         212,575                232,418
Goodwill                               5,153,145                      0

12. Subsequent Events

In the fourth quarter of 2004, US Hydro Projects' Blackstone entity and New England Power ("NEP") agreed to terminate their 1989 power purchase agreement. As per the terms of Termination and Release Agreement, Blackstone now has the right to sell its production of electricity to any party it chooses. In addition, beginning January 2005 NEP will pay Blackstone $16,000 per month through February 2010 and a lump sum payment of $1,000,000 on February 15, 2010 to compensate Blackstone for the cancellation of the fifteen years remaining on the original agreement.

As a result of the new agreement, the Fund recorded a net gain of $564,713 in the consolidated statement of operations in November 2004, reflecting an impairment to electric power sales contracts of $1,077,296 to write-down the carrying value of the pre-existing power purchase agreement to zero less $1,642,009 to recognize the present value of payments to be received.

During the second and third quarters of 2004, as 772,500 ZAP shares became unrestricted, the Fund and ZAP entered into an agreement in which ZAP would transfer the unrestricted shares into the names of the Fund's investor shareholders. Except for 104,000 shares that became unrestricted in July 2005, the transfers were made and the Fund distributed the share certificates to its investor shareholders. Accordingly, the Fund recorded the transfer of the 772,500 shares of ZAP common stock as distributions to its investor shareholders at the market value of $2,078,959 for financial accounting purposes in the second and third quarters of 2004 and recorded a corresponding realized gain.

As part of the reorganization of ZAP, the Fund also received a warrant granting it the right to purchase another 994,500 ZAP shares at an exercise price of $1.07 per share. In May 2004, the Fund exercised its rights under the warrant and purchased 994,500 unrestricted shares at $1.07 per share. During 2004, the Fund sold all of the shares it purchased from the exercise of the first warrant for a gain of $340,322. As an incentive to exercise the warrant it received in the reorganization, the Fund received a second warrant, which was exercised in December 2004, with the purchase of

538,462 shares at a $3.25 per share. As of December 31, 2004, the Fund did not sell any of the shares it purchased from the exercise of the second warrant and recorded an investment of $1,750,000 to reflect the shares held at market value. From January 1, 2005 through December 31, 2005, the value of the ZAP shares has declined to $0.26 per share. During this period, the Fund has sold 537,000 shares and recognized losses in the amount of approximately $940,000.

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

Under the terms of the amendment, if an Investor's Adjusted Capital Account would become negative using General Allocations, losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder's Adjusted Capital Account become negative and items of income or gain occur, then such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder's Adjusted Capital Account becomes positive. This mechanism will not affect the allocation of cash which was not affected by the amendment.

The Managing Shareholder has reviewed the amendments to the Declaration recommended by tax counsel for the Fund, and has concluded that the amendment of the Declaration will not materially and adversely affect the interests of the Investors in the Fund.

During 2005, the management fee to Managing Shareholder accrued for 2004, 2003, and 2002, aggregating $1,623,690 was forgiven by the managing shareholder. The aggregate management fee forgiven was recorded as a capital contribution by the Managing Shareholder in the fourth quarter of 2005, who also anticipates assigning said contribution for the benefit of the investor shareholders.

During 2005, Wachovia Bank agreed to further extend the Managing Shareholder's Line of credit, as described in Note 7, through September 30, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the U.S. Securities and Exchange Commission.

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Fund, the U.S. Hydro Projects, and the Egypt Projects. The Fund uses the equity method of accounting for its investment in the UK Projects.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Fund's 2003 Form 10-K. There have been no substantive changes to those policies and estimates.

Outlook

The adoption of the renewable portfolio standard ("RPS") regulations in Massachusetts is indicative of the significant activity and movement in the industry, as well as at state and federal governments, to increase the amount of renewable power that is supplied to utilities that serve end-use customers in various states. In Massachusetts, legislation and regulations have been passed requiring such retail electric suppliers to have in their electric portfolio one (1%) "new renewable power" for 2003. This renewable generation percentage requirement increases each year until the renewable generation amount equals four (4%) percent. New Jersey, Nevada, California and Connecticut have passed similar RPS legislation.

Notwithstanding the development of a renewable energy market in many states, the general trends in the electric power industry have continued to reflect an attitude of caution and restraint. Throughout the United States, memories of the California energy crises, Enron Corp's bankruptcy, proceedings before the FERC regarding certain questionable practices of other energy producers and marketers, as well as the general U.S. and world economy and the Iraq War, have led many to call for a more regulated electric industry, with strict reporting requirements and cost of service regulation. However, many legislators, regulators and market participants have not disavowed deregulation.

The Projects owned by the Fund's UK operations, which are not subject to the PowerBank arrangements, operate under long-term contracts with the Non-Fossil Fuels Purchasing Agency, a quasi-governmental agency. They enjoy a guaranteed price and market for their output and are not subject to price fluctuations for their fuel. The UK Projects are relatively unaffected by developments in the United Kingdom electricity markets, which included the introduction in 2001 of the New Electricity Trading Arrangements ("NETA"). NETA replaced the electricity pool with a competitive wholesale energy market. The industry regulator, Office of Gas & Electricity Markets ("OFGEM"), monitors these developments on a continuous basis.

The Egyptian Projects are developed at remote resort hotel sites on the Red Sea, which are distant from other electric and water sources. As a result, the Egyptian Projects are relatively unaffected by trends in the Egyptian water and power industry, which is concentrated along the Nile River and Mediterranean Coast. Prices for power and water delivered to the Egyptian Projects hotels are based on contracted rates. Some contracts are short-term and in other cases, hotels may attempt to renegotiate the terms of their contracts. The market price for water not under contract varies depending on many factors, including fuel cost, availability of other sources of supply (primarily other desalination plants or the Nile River), demand (which is heavily dependant on temperature) and availability of transportation (primarily trucks and pipelines).

Results of Operations

Total revenues decreased $36,000 to $2,665,000 in the first quarter of 2004 versus the same quarter of 2003. The decrease is attributable to lower revenues of $44,000 from the U.S. Hydro Projects due to the lower output achieved as a result of the decrease in precipitation, offset by increased revenues of $142,000 from the Egyptian water desalinization operations. Revenues from the Egyptian power operations decreased by $134,000 compared to the prior year.

Cost of revenue for the first quarter of 2004 was $1,736,000 compared to $1,416,000 in the first quarter of 2003. The increase was primarily due to the U.S. Hydro Projects, which experienced higher operating costs, consisting mainly of repairs and maintenance expenses.

Gross profit decreased from $1,286,000 in the first quarter of 2003 to $929,000 in the first quarter of 2004. The decrease in the current quarter is primarily due to the U.S. Hydro Projects, which experienced the effects of lower precipitation and higher repairs and maintenance costs, both noted above. The U.S. Hydro Projects provided a gross profit of $823,000 for the first three months of 2004. Gross profit from the Egyptian Projects was $106,000, an increase of $102,000 from the first quarter of 2003, due to the water desalinization operations.

General and administrative expenses decreased $32,000 to $498,000 for the first three months of 2004 primarily due to decrease in professional fees expenses.

Management fees of $411,000 to Managing Shareholder in the first quarter of 2004 is consistent with same period in prior year.

Provision for bad debt expense decreased from $160,000 in the first quarter of 2003 to $0 in the first quarter of 2004. In 2003, the provision recorded for doubtful accounts is attributable to the Egyptian operations.

Income from operations decreased by $164,000, from $184,000 in the first quarter of 2003 to $20,000 in the first quarter of 2004. The decrease in income is primarily due to an increase in cost of revenue related to US Hydro projects, partially offset by a decrease in provision for bad debt expense.

Interest income decreased from $17,000 in 2003 to $1,000 in 2004 as a result of the loss of interest earned on the note receivable held by the U.S. Hydro Projects.

Interest expense for the first quarter of 2004 was $213,000 compared to $232,000 in 2003. The decrease is due to the continued paydown of the debt of the Egypt Projects.

In the first quarter of 2004 the Fund recorded an equity loss of $198,000 from the United Kingdom Landfill Gas Projects, compared to $154,000 in the first quarter of 2003. The increase in equity loss is a result of the United Kingdom Landfill Gas Projects experiencing increased revenues and gross profit, offset by still higher increases in interest charges due to the higher outstanding borrowings under the UK Projects construction advances.

In the first quarter of 2004, the Fund recorded a net gain of $175,000 on the sale of the note receivable held by the U.S. Hydro Projects. The gain represents $200,000 on the sale of the Lahontan note receivable held by the U.S. Hydro Projects, partially offset by legal fees of $25,000 incurred on the sale of the note. The note receivable was paid by TCID, the proceeds of which were applied directly towards a reduction of the term loan.

The Fund recorded $7,000 in other income in the first quarter of 2004 compared to $0 during the same period in 2003. The other income represents Egyptian foreign exchange gains resulting from the purchase of equipment from various international parties.

In the first quarter of 2004, the Fund recorded a deferred federal and state income tax benefit of $159,000 compared to state income tax expense of $14,000 in the first quarter of 2003. The increase in income tax benefit is primarily attributable to the decrease in deferred tax liabilities relating to US Hydro projects. The Fund's Egyptian subsidiaries have a ten year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented.

Minority interest in the earnings of subsidiaries increased from $92,000 in the first quarter of 2003 to $162,000 in the first quarter of 2004. The increase in earnings is primarily due to the increase in Ridgewood Near East gross profit, gain on sale of Lahontan Note and also due to the decrease in bad debt expense. The increase is also due to the Fund's obligation to fund the Sinai losses as accumulated losses have exceeded the minority shareholder's equity in Sinai. Accordingly, the minority shareholder's equity has been reduced to zero and the reporting of Sinai's losses is fully absorbed by the Fund.

Net loss decreased by $81,000, from $292,000 in the first quarter of 2003 to $211,000 during the same period in 2004. The decrease in net loss is primarily attributable to the gain on sale of the US Hydro notes and the increase in income tax benefit in 2004, partially offset by the decrease in income from operations.

Liquidity and Capital Resources

At March 31, 2004, the Fund had cash and cash equivalents of $1,415,000, an increase of $614,000 compared to December 31, 2003. The increase is the result of $1,067,000 provided by the operating activities, $4,003,000 provided by the investing activities, $4,450,000 used in the financing activities and loss of $6,000 due to the effect of the exchange rate on cash and cash equivalents.

Cash provided by operating activities for the three months ended March 31, 2004 was $1,067,000 as compared to $698,000 for the three months ended March 31, 2003. The increase of $369,000 in cash flow from operating activities is primarily the result of the increase in short term advances from affiliates.

Cash provided by investing activities was $4,003,000 during the first three months of 2004 as compared to a use of $357,000 in the first three months of 2003. The increase is primarily due to the sale of the U.S. Hydro Projects note receivable, net for $3,975,000.

Cash used by financing activities for the first quarter of 2004 was $4,450,000 compared to $557,000 in the first quarter of 2003. The increase of $3,893,000 in 2004 is primarily due to the increase in repayment of principal on the US Hydro debt of $3,561,000 and cash distribution to shareholders of $332,000.

The Fund expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any declared distributions through January 31, 2007. The Fund has historically financed its operations from cash generated from its subsidiaries operations. Obligations of the Fund are generally limited to payment of the management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Fund has not found it necessary to retain a material amount of working capital.

The following schedule represents the Fund's total contractual obligations as of March 31, 2004:

                                    2004       2005       2006       2007       2008     Thereafter      Total
                                  ---------  --------   --------   --------   --------   ----------   ----------
Long-term debt
   Sinai                          $     --   $192,524   $229,802   $230,358   $318,835   $1,287,920   $2,259,439
   REFI                            375,770    501,026    501,026    125,257          0            0    1,503,078
   US Hydro                        354,338    472,451    432,413    432,413          0            0    1,691,614
Minimum lease payment              377,500    685,000    695,000    700,000    710,000    6,216,477    9,383,977
Consulting agreement settlement     27,782     40,422     44,655     49,331     54,497      325,064      541,751

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in total commitments of $541,751 as of March 31, 2004.

Item 3.  Quantitative and Qualitative  Disclosures  About Market Risk.

There has been no material change in the Fund's assessment of its market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. The system of disclosure controls and procedures was designed to ensure that information required to be disclosed by us in this report and other reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our senior management so as to allow timely decisions regarding required disclosure. Our evaluation disclosed material deficiencies in our disclosure controls and procedures. The material deficiencies identified as of March 31, 2004 are as follows:

      (a) Accounting Systems and Financial Reporting Software. We have concluded that the lack of automation and integration in our accounting systems and financial reporting software utilized during 2004 did not permit us to timely comply with our financial reporting responsibilities for 2004. In 2003 we began to address this by arranging for the replacement of our then existing accounting systems and financial reporting software. However, the process of migrating from the then existing systems and software to the new systems and software was not completed until the latter part of 2004 and we did not have the full benefit of the automation and integration features of the new system and software for that year. We believe that the new accounting systems and financial reporting software constitute a significant improvement in our disclosure controls and procedures but a comprehensive assessment of the effectiveness of these improvements can only be made in subsequent periods when the new accounting systems and financial reporting software have been fully implemented and are fully operational.

      (b) Personnel Resources. We have determined that additional accounting and financial reporting staff with relevant experience is necessary to maintain and operate the new accounting systems and financial reporting software and to develop and administer additional disclosure controls and procedures to enable us to comply with our financial reporting obligations. The following changes in our staffing have occurred:

                        (i.) Five existing accounting positions and one legal support staff position have been upgraded by staffing with personnel having enhanced experience and/or training;

                        (ii.) Two new accounting positions have been created and filled;

                        (iii.) A new full-time Director of Compliance and Reporting position has been created and filled;

                        (iv.) A new full-time Director of Tax Reporting and Compliance position has been created and filled and replaces a prior part-time consulting arrangement; and

                        (v.) The Chief Financial Officer was replaced by a new Chief Financial Officer.

            We believe that the substantial upgrades and expansion of the accounting and financial reporting staff and legal support staff will result in material improvements in our disclosure controls and procedures, but the evaluation of these new personnel upgrades and additions can only be made in subsequent periods when we review personnel performance under these new arrangements.

      (c) Additional Disclosure Controls and Procedures. We have determined that additional disclosure controls and procedures are necessary for our U.S. operations to ensure that we will meet our financial reporting and disclosure obligations in an accurate and timely manner. We implemented the following additional disclosure controls and procedures with respect to the U.S. operating facilities in which we have an ownership interest:

                        (i) Weekly budgeting of cash receipts and disbursements with a roll-forward of budgets based on actual results;

                        (ii) Formal procedures to evaluate new contractual arrangements and amendments and/or terminations of existing contractual arrangements and to provide accounting personnel with supporting analysis and documentation;

                        (iii) Adoption of a standardized format for the reporting of the output, sales, prices and expenses for the operating facilities in which we have an ownership interest; and

                        (iv) For facilities having material amounts of inventory, adoption of formal procedures for quarterly physical inventory observations with corresponding adjustments to financial statements.

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

      (d) Foreign Operations. We have interests in foreign operations in the United Kingdom and Egypt. Each of these foreign operations is managed by a separate in-country staff that includes management, accounting, engineering and support personnel. Each of the U.K. and Egyptian operations delivers to us audited financial statements prepared in accordance with the legal requirements and auditing standards of the U.K. or Egypt, as the case may be. We have concluded that there exist material deficiencies in our disclosure controls and procedures as applied to these foreign operations, as follows:

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

            (ii) Disclosure controls and procedures in the Egyptian operations relating to the administration and reporting of contractual relationships were not properly applied during 2004, with the result that a contingent guarantee by an Egyptian parent entity of a subsidiary's obligations was not properly disclosed and thus not reported on the books and records of the Egyptian parent entity. We have taken steps to establish additional disclosure controls and procedures to ensure timely disclosure and recording of all material contractual arrangements. In addition, the then existing Chief Executive Officer and the Chief Financial Officer of the Egyptian operations have been replaced. We believe that these actions address the identified material deficiencies in our disclosure controls and procedures in the Egyptian operations. However, assessment of the effectiveness of these actions must wait until subsequent periods when we can assess the new personnel's performance under these new procedures.

      (e) We have concluded that our disclosure controls and procedures relating to the reporting and analysis of material events, including those requiring disclosure on Form 8-K or otherwise, were not effective in all circumstances to ensure that such events were brought to the attention of the appropriate personnel in a timely and accurate fashion. In response to this deficiency, we have established a Disclosure Committee consisting of the Chief Executive Officer, the Chief Financial Officer and the General Counsel to review events that may require disclosure by us. In addition, the Disclosure Committee has promulgated reporting procedures under which operating personnel are required to inform the Disclosure Committee of material events. We believe that the use of a Disclosure Committee and reporting procedures for material events addresses the deficiency in our disclosure controls and procedures relating to events that may require disclosure and will allow us to make timely decisions regarding required disclosures.

      (f) Additional Reviews. We have retained an accounting firm to undertake an independent review of our disclosure controls and procedures and to report the results of such review to us. We expect to receive such report during the second quarter of 2006.

As a result, our management under the supervision of our Chief Executive Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of the period covered by this report, our disclosure controls and procedures did not provide reasonable assurance of effectiveness because of the material deficiencies noted above.

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits

            31.1 Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

            31.2 Certification of Douglas R. Wilson, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

            32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Douglas R. Wilson, Chief Financial Officer of the Registrant.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE RIDGEWOOD POWER GROWTH FUND
                                        (Registrant)


Date:  March 2, 2006                    By: /s/ Randall D. Holmes
                                           ----------------------
                                             Randall D. Holmes
                                             Chief Executive Officer
                                             (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Capacity                                                   Date
---------                               --------                                                   ----
/s/ Randall D. Holmes                   Chief Executive Officer                                    March 2, 2006
-------------------------------         (Principal Executive Officer)
Randall D. Holmes


/s/ Douglas R. Wilson                   Executive Vice President and Chief Financial Officer       March 2, 2006
---------------------                   (Principal Accounting Officer)
Douglas R. Wilson
RIDGEWOOD POWER LLC
(Managing Shareholder)


By: /s/ Randall D. Holmes               Chief Executive Officer of Managing Shareholder            March 2, 2006
    ---------------------
       Randall D. Holmes