Form 10-Q
period 2004-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2006-03-02
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 2004

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

The Ridgewood Power Growth Fund
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                              June 30, 2004    December 31, 2003
                                                                              -------------    -----------------
                                                                                 unaudited          audited
                                                                              -------------    -----------------
Assets:
Cash and cash equivalents                                                      $  1,061,877       $    801,233
Accounts receivable, net of allowance of $103,516 and
   $105,106 in 2004 and 2003, respectively                                        1,003,251          1,055,229
Notes receivable                                                                    270,942          4,269,020
Due from affiliates                                                               2,235,733          2,491,141
Deferred income taxes                                                                    --          1,435,129
Inventory                                                                           412,156            481,942
Prepaid expenses and other current assets                                           224,100            197,638
                                                                               ------------       ------------
      Total current assets                                                        5,208,059         10,731,332
                                                                               ------------       ------------

Investments:
Investment in United Kingdom Landfill Gas Projects                                3,191,144          3,710,032
Investment in ZAP securities                                                      2,545,920                 --
                                                                               ------------       ------------
      Total investments                                                           5,737,064          3,710,032
                                                                               ------------       ------------

Property, plant and equipment:
Plant and equipment                                                              25,674,060         25,493,317
Construction in progress                                                            347,222            598,880
Office equipment                                                                    725,239            792,878
                                                                               ------------       ------------
                                                                                 26,746,521         26,885,075
Accumulated depreciation                                                         (5,169,927)        (4,283,674)
                                                                               ------------       ------------
                                                                                 21,576,594         22,601,401
                                                                               ------------       ------------

Electric power sales contracts                                                   17,558,501         17,558,501
Accumulated amortization                                                         (2,647,833)        (1,888,661)
                                                                               ------------       ------------
                                                                                 14,910,668         15,669,840
                                                                               ------------       ------------

Other assets                                                                          5,574              6,186
Goodwill                                                                          5,153,145          5,153,145
                                                                               ------------       ------------

      Total assets                                                             $ 52,591,104       $ 57,871,936
                                                                               ============       ============

Liabilities and shareholders' equity:
Accounts payable                                                               $    334,304       $    604,112
Accrued expenses                                                                    760,099            676,490
Current portion of long term debt                                                   997,537          4,883,983
Due to affiliates                                                                 2,309,724          1,888,394
                                                                               ------------       ------------
      Total current liabilities                                                   4,401,664          8,052,979

Loan payable, less current portion                                                4,197,022          4,722,403
Other liabilities                                                                   494,261            513,969
Deferred rent                                                                       197,080            134,720
Deferred income taxes, net                                                        4,029,175          5,826,098
Minority interest                                                                11,143,258         10,908,676
                                                                               ------------       ------------
      Total liabilities                                                          24,462,460         30,158,845
                                                                               ------------       ------------

Commitments and contingencies

Shareholders' equity (deficit):
Shareholders' equity (658.1067 investor shares issued and outstanding)           28,390,946         27,995,283
Managing shareholders' accumulated deficit (1 management share issued and
outstanding)                                                                       (262,302)          (282,192)
                                                                               ------------       ------------
      Total shareholders' equity (deficit)                                       28,128,644         27,713,091
                                                                               ------------       ------------

      Total liabilities and shareholders' equity                                $ 52,591,104       $ 57,871,936
                                                                               ============       ============

See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                            Six Months Ended                   Three Months Ended
                                                      -----------------------------       -----------------------------
                                                       June 30,          June 30,          June 30,          June 30,
                                                          2004              2003              2004              2003
                                                      -----------       -----------       -----------       -----------
Revenues                                              $ 5,787,928       $ 5,688,798       $ 3,122,807       $ 2,987,346

Cost of revenues                                        3,771,230         2,895,467         2,035,487         1,479,560
                                                      -----------       -----------       -----------       -----------

Gross profit                                            2,016,698         2,793,331         1,087,320         1,507,786
                                                      -----------       -----------       -----------       -----------

Other operating expenses:
     General and administrative expenses                1,039,632         1,054,834           541,240           525,203
     Management fee to the managing shareholders          822,634           685,528           411,317           274,211
     Provision for bad debts                                   --           150,791                --            (9,646)
                                                      -----------       -----------       -----------       -----------
              Total other operating expenses            1,862,266         1,891,153           952,557           789,768
                                                      -----------       -----------       -----------       -----------

Income from operations                                    154,432           902,178           134,763           718,018
                                                      -----------       -----------       -----------       -----------

Other income (expense):
     Interest income                                       26,025            30,900            24,747            13,742
     Interest expense                                    (370,192)         (484,536)         (157,617)         (252,118)
     Equity in loss of United Kingdom
        Landfill Gas Projects                            (232,593)         (313,445)          (34,598)         (159,165)
     Gain on sale of U.S. Hydro note                      174,631                --                --                --
     Loss on sale of equipment                            (10,280)         (579,214)          (10,280)         (579,214)
     Gain on distribution of ZAP securities             1,573,533                --         1,573,533                --
     Other (expense) income                                (2,353)           16,732            (9,419)           16,732
                                                      -----------       -----------       -----------       -----------
              Total other income (expense), net         1,158,771        (1,329,563)        1,386,366          (960,023)
                                                      -----------       -----------       -----------       -----------

Income (loss) before income taxes
   and minority interest                                1,313,203          (427,385)        1,521,129          (242,005)

Income tax (benefit) expense                             (276,575)          117,754          (117,447)          103,300
                                                      -----------       -----------       -----------       -----------

Income (loss) before minority interest                  1,589,778          (545,139)        1,638,576          (345,305)

Minority interest in the (earnings)
 loss of subsidiaries                                    (314,168)          (73,014)         (152,192)           19,154
                                                      -----------       -----------       -----------       -----------

Net income (loss)                                     $ 1,275,610       $  (618,153)      $ 1,486,384       $  (326,151)
                                                      ===========       ===========       ===========       ===========

Managing Shareholder - Net income (loss)              $    12,756       $    (6,182)      $    14,864       $    (3,262)
                                                      ===========       ===========       ===========       ===========

Shareholders - Net income (loss)                      $ 1,262,854       $  (611,971)      $ 1,471,519       $  (322,889)
                                                      ===========       ===========       ===========       ===========

Net income  (loss) per investor share                 $     1,919       $      (930)      $     2,236       $      (491)
                                                      ===========       ===========       ===========       ===========

See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity
(Deficit) - (unaudited)
--------------------------------------------------------------------------------

                                                                                                Total
                                                                            Managing         Shareholders
                                                       Shareholders       Shareholders          Equity
                                                       ------------       ------------       ------------
Shareholders' equity (deficit), December 31, 2003      $ 27,995,283       $   (282,192)      $ 27,713,091

Cash distribution                                          (657,887)            (6,646)          (664,533)

Net income                                                1,262,854             12,756          1,275,610

Foreign currency translation adjustment                    (102,758)            (1,038)          (103,796)

Unrealized gain on ZAP securities                         1,466,987             14,818          1,481,805

Distribution of ZAP securities                           (1,573,533)                --         (1,573,533)
                                                       ------------       ------------       ------------

Shareholders' equity (deficit), June 30, 2004          $ 28,390,946       $   (262,302)      $ 28,128,644
                                                       ============       ============       ============

The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive Loss (unaudited)
--------------------------------------------------------------------------------

                                                          Six Months Ended                    Three Months Ended
                                                    -----------------------------       -----------------------------
                                                     June 30,          June 30,          June 30,          June 30,
                                                        2004              2003              2004              2003
                                                    -----------       -----------       -----------       -----------
Net income (loss)                                   $ 1,275,610       $  (618,153)      $ 1,486,384       $  (326,151)

Foreign currency translation adjustment                (103,796)       (3,534,584)         (109,469)         (365,843)

Unrealized gain on ZAP securities                     1,481,805                --         1,481,805                --
                                                    -----------       -----------       -----------       -----------

Comprehensive income (loss)                           2,653,619       $(4,152,737)      $ 2,858,720       $  (691,994)
                                                    ===========       ===========       ===========       ===========

See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                            Six Months Ended    Six Months Ended
                                                                              June 30, 2004      June 30, 2003
                                                                            ----------------    ----------------
Cash flows from operating activities:
  Net income (loss)                                                             $ 1,275,610       $  (618,153)
                                                                                -----------       -----------
  Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
    Depreciation and amortization                                                 1,731,761         1,402,172
    Provision for bad debts                                                              --           150,791
    Minority interest in earnings (loss) of subsidiaries                            314,168            73,014
    Equity in loss of United Kingdom Landfill Gas Projects                          232,593           313,445
    Loss on sale of equipment                                                        10,280           579,214
    Gain on sale of U.S. Hydro note                                                (174,631)               --
    Gain on distribution of investment in ZAP securities                         (1,573,533)               --
  Changes in assets and liabilities:
        Decrease (increase) in accounts receivable, net                              42,068          (200,811)
        Decrease (increase) in due from affiliates                                  243,750          (294,108)
        Decrease (increase) in inventory                                             69,785           (22,132)
        Increase in other current assets                                            (34,778)         (204,918)
        Decrease in other assets                                                         --            32,948
        Decrease in accounts payable                                               (255,868)         (260,069)
        Increase in accrued expenses                                                 83,609             7,458
        Increase in due to affiliates                                               415,582           310,187
          Decrease in other liabilties                                              (19,708)               --
        Increase in deferred rent                                                    62,360                --
        Decrease in deferred income taxes                                          (361,794)               --
                                                                                -----------       -----------
          Total adjustments                                                         785,644         1,887,191
                                                                                -----------       -----------
        Net cash provided by operating activities                                 2,061,254         1,269,038
                                                                                -----------       -----------

Cash flows from investing activities:
  Capital expenditures                                                             (276,548)         (472,551)
  Collections from notes receivable                                                 192,543            25,571
  Proceeds from sale of  note receivable, net                                     3,974,631                --
  Proceeds from sale of equipment                                                    49,374                --
  Distribution from United Kingdom Landfill Gas Projects                            352,622                --
  Investment in ZAP securities                                                   (1,064,115)               --
                                                                                -----------       -----------
        Net cash provided by (used in) investing activities                       3,228,507          (446,980)
                                                                                -----------       -----------

Cash flows from financing activities:
  Cash distribution to shareholders                                                (664,533)               --
  Repayments under bank loans                                                    (4,354,213)         (908,249)
                                                                                -----------       -----------
        Net cash used in financing activities                                    (5,018,746)         (908,249)
                                                                                -----------       -----------

  Effect of exchange rate on cash and cash equivalents                              (10,372)         (192,385)
                                                                                -----------       -----------

Net increase (decrease) in cash and cash equivalents                                260,644          (278,576)

Cash and cash equivalents, beginning of period                                      801,233           919,903
                                                                                -----------       -----------

Cash and cash equivalents, end of period                                        $ 1,061,877       $   641,327
                                                                                ===========       ===========

Supplemental disclosure:
        Interest paid                                                           $   167,079       $   293,477
        Income tax paid                                                         $        --       $   117,754

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

fThe Fund was formed to invest primarily in independent power generation facilities, water desalinization plants and other capital facilities. These independent power generation facilities will include cogeneration facilities, which produce both electricity and heat energy and other power plants that use various fuel sources (except nuclear). In the past, the Fund invested in opportunities outside of independent power generation facilities.

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

2. Summary Results of Operations for Selected Investments

Summarized financial information rounded to nearest $1,000 for the UK Projects, which are accounted for under the equity method, are as follows:

Balance Sheets

                             June 30,   December 31,
                              2004          2003
                          -------------------------

Current assets            $30,781,000   $39,130,000
Non-current assets        $59,430,000   $53,899,000

Current liabilities       $ 9,073,000   $12,307,000
Non-current liabilities   $68,687,000   $66,324,000
Minority interest         $ 1,810,000   $ 2,031,000

Statements of Operations

                   Six Months Ended June 30,    Three Months Ended June 30,
                   -------------------------    ---------------------------
                      2004           2003           2004           2003
                      ----           ----           ----           ----
Revenue           $ 10,496,000    $ 6,016,000    $ 5,439,000    $ 3,249,000
Cost of revenue      9,410,000      6,139,000      4,579,000      3,245,000
Other expenses       1,862,000        921,000        976,000        534,000
                  ---------------------------    --------------------------
Net loss          $   (776,000)   $(1,044,000)   $  (116,000)   $  (530,000)
                  ===========================    ==========================

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

4. Notes Receivable

The following is a summary of the Fund's notes receivable:

                                                         June 30,   December 31,
                                                           2004         2003
                                                       -------------------------
TCID                                                   $       --   $  3,800,000
Other                                                     270,942        469,020
                                                       -------------------------
    Total notes receivable                                270,942      4,269,020
Less current portion                                      270,942      4,269,020
                                                       -------------------------
    Notes receivable - long-term portion               $       --   $         --
                                                       =========================

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

5. Inventory

Inventory consists of spare parts, consumable products, fuel, goods-in-transit and finished goods of the Egypt operations. Inventories are stated at the lower of cost and net realizable value. Ridgewood Near East changed the inventory cost method from first-in-first-out (FIFO) to the moving average method during the second quarter of 2004. The effect on the inventory value and cost of revenue resulting from the change is immaterial. Net realizable value is the estimated selling price in the ordinary course of business, less the costs of completion and selling expenses. An allowance is established for slow moving items on the basis of management's review and assessment of inventory movements.

6. Long-term Debt

Following is a summary of long-term debt by project at June 30, 2004:

                                         Ridgewood
                                         Egypt for
                             Sinai     Infrastructure    US Hydro         Total
                          -----------  --------------   -----------    -----------
Total long-term debt      $ 2,252,212    $ 1,368,846    $ 1,573,501    $ 5,194,559
Less - Current maturity       (27,324)      (497,762)      (472,451)      (997,537)
                          -----------    -----------    -----------    -----------
Long-term portion         $ 2,224,888    $   871,084    $ 1,101,050    $ 4,197,022
                          ===========    ===========    ===========    ===========

Sinai has an outstanding loan and interest payable of 14,139,615 Egyptian pounds (approximately US $2,252,000). The loan bears interest at 11.0% per annum and is non-recourse to the Fund. A provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. The loan was in default prior to the acquisition of Sinai by Ridgewood Near East and has remained in default through the second quarter of 2005. In the second quarter of 2005, the bank and Sinai resolved all issues and an extension and revised payment schedule was formalized. The bank adjusted its claims and Sinai is in compliance with the terms of the modified loan and is no longer in default. The revised terms provide for progressive monthly payments over six years ranging from 171,545 Egyptian pounds to 356,727 Egyptian pounds (or US $29,451 to US $61,243 at loan inception exchange rates), including interest, maturing on May 1, 2011.

During the third quarter of 2002, Ridgewood Egypt for Infrastructure ("REFI") executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately US $2,022,000), which matures on March 31, 2007. The loan is being repaid in quarterly principal installments of 781,250 Egyptian pounds (approximately US $126,000) starting June 2003. Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (12.5% at June 30, 2004 and December 31, 2003).

Five of the US Hydro Projects hydro-electric power plants are financed by a term loan ("term loan"). The Fund has a choice of variable or fixed interest rates on the term loan. Variable rates are LIBOR (2.38% and 1.16% at June 30, 2004 and December 31, 2003, respectively) plus 1 3/4% or the Lenders Corporate Base Rate (as defined). At the Fund's option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1,000,000, for any period of time from two to seven years. Such fixed rate shall be based on the U.S. Treasury note rate at the date of election plus 2 3/4%. The variable rate of 4.13% and 2.91% were the effective interest rates at June 30, 2004 and December 31, 2003, respectively. This credit facility is collateralized by five hydroelectric plants and notes receivable owned by the US Hydro Projects. Although the Fund is current in its interest and principal payments, it is technically in default under the covenants of the term loan as a result of not providing its Lender a copy of its current audited financial statements. As per the terms of the term loan agreement, the default does not allow the Lender to accelerate or call the loan.

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

7. Related Party Transactions

From time to time, the Fund records short-term receivables and payables from other affiliates in the ordinary course of business. The amounts receivable and payable with the other affiliates do not bear interest. At June 30, 2004 and December 31, 2003, The Fund had outstanding receivables and payables, with the following affiliates:

                                              Due From                    Due To
                                       -----------------------------------------------------
                                        June 30,    December 31,    June 30,    December 31,
                                          2004          2003          2004           2003
                                       ----------   ------------   ----------   ------------
Ridgewood Power Management LLC         $       --   $      1,851   $   10,812   $         --
Ridgewood Renewable Power                      --             --    1,311,231      1,058,204
Ridgewood Electric Power Trust IV              --             --       71,000         71,000
Ridgewood Electric Power Trust V        1,361,633      1,280,936           --             --
Egypt Fund                                     --             --      270,388        351,239
United Kingdom Landfill Gas Projects           --        595,837      436,435             --
Ridgewood Dubai                           874,100        612,517           --             --
Other affiliates                               --             --      209,858        407,951
                                       -------------------------   -------------------------
Totals                                 $2,235,733   $  2,491,141   $2,309,724   $  1,888,394
                                       =========================   =========================

On June 26, 2003, the Managing Shareholder of the Fund, entered into a $5,000,000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, liens and provide guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000. As described in Note 15, the agreement has subsequently been extended.

In the second quarter of 2003, the Managing Shareholder waived one month of the management fee.

8. Cost of revenue

Included in cost of revenue is depreciation and amortization expense of $1,731,761 and $1,402,172 for the six months ended June 30, 2004 and 2003, respectively. The Fund recorded depreciation and amortization expense of $913,232 and $654,401 for the three months ended June 30, 2004 and 2003, respectively, and has included these expenses in cost of revenue on the consolidated statements of operations.

9. Transfer of Assets

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

10. Sale of Equipment

In the second quarter of 2004, the Fund's Egyptian operations sold three vehicles for $49,374. The vehicles had a book value of $59,654 and the Fund recorded a loss of $10,280.

In the second quarter of 2003, the Fund's Egyptian operations sold the power generating equipment at one of its on-site hotel accounts. The equipment had a book value of $1,436,169 and was sold in return for a note in the amount of $856,955. The note is scheduled to be collected bi-monthly over a two year period. As a result of the transaction, the Fund recorded a loss of $579,214.

11. ZAP

As of December 31, 2003, the Fund owned 876,500 shares of common stock of the reorganized ZAP. The shares were subject to certain restrictions (lapsing over specified periods of time), which limited the ability to transfer or sell such shares. The Fund's policy was to maintain the carrying value of the ZAP securities at zero until the restrictions on the respective shares lapsed. During the second quarter of 2004, as ZAP shares became unrestricted, the Fund distributed 499,500 ZAP shares with a market value of $3.15 per share to the Fund's investor shareholders. Accordingly, the Fund recorded the transfer as a distribution and recognized a gain on the distribution of $1,573,533.

As part of the reorganization of ZAP, the Fund received a warrant granting it the right to purchase another 994,500 ZAP shares at an exercise price of $1.07 per share. In May 2004, the Fund exercised its rights under the warrant and purchased 994,500 unrestricted shares at $1.07 per share. The Fund recorded an unrealized gain on investment in ZAP securities of $1,481,805 which is included in shareholders' equity at June 30, 2004 due to the increase in the market price of ZAP securities from $1.07 to $2.56 as of June 30, 2004.

12. Foreign Currency

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. As of June 30, 2004, the Fund's investment in the Egyptian operations decreased by approximately 26% due to the decrease in the exchange rate from January 1, 2003 through June 30, 2004. The cumulative foreign currency translation adjustment, which represents total accumulated other comprehensive loss and is included in shareholders' equity, at June 30, 2004 and December 31, 2003 amounts to a loss of $8,659,066 and $8,555,271, respectively.

13. Commitments and Contingencies

Two of the US Hydro Projects hydroelectric plants have leased the site at its facility under a long term lease which terminates in 2024. Rent expense for the six months ended June 30, 2004 and 2003 was $397,358 and $329,998, respectively. The rent expense for the quarter ended June 30, 2004 and 2003 was $198,678 and $164,998, respectively.

Minimum lease payments are as follows:

                 2004                                      $ 335,000
                 2005                                        685,000
                 2006                                        695,000
                 2007                                        700,000
                 2008                                        710,000
                 Thereafter                                6,216,477
                                                          ----------
                   Total Minimum Lease Payments           $9,341,477
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

In accordance with Egyptian company law, the Egypt Projects transfer 5% of annual net profits to a statutory reserve. Transfers will cease when the reserve reaches 50% of issued capital. The statutory reserve is not eligible for distribution to members. The statutory reserve amounted to $50,172 and $50,943 as of June 30, 2004 and December 31, 2003, respectively.

14. Financial Information by Business Segment

The Fund's business segments were determined based on similarities in economic characteristics and customer base. The Fund's principal business segments consist of power generation ("power") and water desalinization ("water"). The power business segment represents the activity of Egypt Infrastructure and U.S. Hydro, with operations in Egypt and the United States. The water business segment includes the activity of Sinai, along with water operations in Egypt. The corporate business segment represents the activity of the Fund, with operations in the United States.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:

                                                Power
                      ----------------------------------------------------------
                       Six Months Ended June 30,     Three Months Ended June 30,
                      --------------------------     ---------------------------
                         2004            2003           2004            2003
                      ----------      ----------     ----------      -----------

Revenue               $3,552,797      $4,136,978     $1,811,611      $2,217,918
Depreciation and
  amortization           946,025         631,772        506,268         293,976
Gross profit           1,506,269       2,833,766        756,056       1,608,673
Interest expense          54,074         111,948         12,460          67,139
Goodwill               5,153,145              --             --              --

                                                Water
                      ----------------------------------------------------------
                       Six Months Ended June 30,     Three Months Ended June 30,
                      --------------------------     ---------------------------
                         2004            2003           2004            2003
                      ----------      ----------     ----------      -----------

Revenue               $2,235,131      $1,551,820     $1,311,196      $  769,428
Depreciation and
  amortization           660,367         656,675        343,453         314,889
Gross profit             635,798         629,778        394,775         331,562
Interest expense         175,953         191,059         78,440          96,506
Goodwill                      --              --             --              --

                                              Corporate
                      ----------------------------------------------------------
                      Six Months Ended June 30,      Three Months Ended June 30,
                      --------------------------     ---------------------------
                         2004            2003           2004            2003
                      ----------      ----------     ----------      -----------

Revenue               $       --      $       --     $        0      $       --
Depreciation and
  amortization           125,369         113,725         63,511          45,536
Gross loss              (125,369)       (670,213)       (63,511)       (432,449)
Interest expense         140,165         181,529         66,717          88,473
Goodwill                      --              --             --              --

                                                Total
                      ---------------------------------------------------------
                      Six Months Ended June 30,     Three Months Ended June 30,
                      --------------------------    ---------------------------
                         2004            2003          2004            2003
                      ----------      ----------    ----------      -----------

Revenue               $5,787,928      $5,688,798    $3,122,807      $2,987,346
Depreciation and
  amortization         1,731,761       1,402,172       913,232         654,401
Gross profit           2,016,698       2,793,331     1,087,320       1,507,786
Interest expense         370,192         484,536       157,617         252,118
Goodwill               5,153,145              --            --              --

15. Subsequent Events

During the third quarter of 2004, as 273,500 ZAP shares became unrestricted, the Fund and ZAP entered into an agreement in which ZAP would transfer the unrestricted shares into the names of the Fund's investor shareholders. Except for 104,000 shares that became unrestricted in July 2005, the transfers were made and the Fund distributed the share certificates to its investor shareholders. Accordingly, the Fund recorded the transfer of the 273,000 shares of ZAP common stock as distributions to its investor shareholders at the market value of $1.85 in the third quarter of 2004 and recorded a corresponding realized gain.

As an incentive to exercise the warrant it received in the reorganization, the Fund received a second warrant, which was exercised in December 2004, with the purchase of 538,462 shares at a $3.25 per share. As of December 31, 2004, the Fund did not sell any of the shares it purchased from the exercise of the second warrant and recorded an investment of $1,750,000 to reflect the shares held at market value. From January 1, 2005 through December 31, 2005, the value of the ZAP shares had declined to $0.26 per share. During this period, the Fund had sold 537,000 shares and recognized losses in the amount of approximately $940,000.

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

Results of Operations

Three Months  Ended June 30,  2004,  Compared to the Three Months Ended June 30,
2003

Total revenues increased $136,000 to $3,123,000 in the second quarter of 2004 versus the same quarter of 2003. Revenues of the U.S. Hydro Projects decreased by $433,000 in the second quarter of 2004 due to the lower output resulting from a decrease in precipitation, while those of the Egyptian water desalinization operations increased by

$542,000 due to pickup in tourism in 2004 as compared to a drop-off in 2003 due to the war in Iraq.. Revenues from the Egyptian power operations increased by $27,000.

Cost of revenue for the second quarter of 2004 was $2,035,000 compared to $1,480,000 in the second quarter of 2003. Both the Egypt Projects and the U.S. Hydro Projects experienced higher operating costs, the former roughly in line with the increase in revenues, the latter due primarily to higher maintenance and repairs expenditures.

Gross profit decreased from $1,508,000 in the second quarter of 2003 to $1,087,000 in the second quarter of 2004. The decrease in the current quarter is due to the U.S. Hydro Projects, due to the lower revenues and higher costs noted above. Gross profit from the Egyptian operations was $156,000, a turnaround of $220,000 from a loss in the second quarter of 2003, due principally to increased revenues of the water desalinization operations resulting from the pickup in tourism noted above.

General and administrative expenses increased $16,000 to $541,000 for the second quarter of 2004 primarily due to increase in insurance expenses for U.S. Hydro Projects.

Management fees to Managing Shareholders increased by $137,000, from $274,000 in the second quarter of 2003 compared to $411,000 in the second quarter of 2004. In the second quarter of 2003, Managing Shareholder waived one month of the management fees.

Income from operations decreased by $583,000 from $718,000 in the second quarter of 2003 to $135,000 in the second quarter of 2004. The decrease in income is primarily attributable to an increase in cost of revenue and management fees, partially offset by an increase in revenue.

Interest income increased from $14,000 in the second quarter of 2003 to $25,000 in 2004 as a result of increase in interest income for REFI.

Interest expense for the second quarter of 2004 was $158,000 compared to $252,000 in 2003. The decrease is due to the pay down of debt assumed in the U.S. Hydro acquisition and of the outstanding borrowings under the credit line executed by the Egypt Projects in the third quarter of 2002.

In the second quarter of 2004 the Fund recorded an equity loss of $35,000 from the United Kingdom Landfill Gas Projects, compared to a loss of $159,000 in the second quarter of 2003. The decrease in equity loss is primarily attributed to increased capacity and revenue in the current quarter.

The Fund recorded a loss on the sale of equipment of $10,000 in the second quarter of 2004 compared to a loss of $579,000 in the second quarter of 2003. The loss incurred on the sale of equipment in 2003 and 2004 relates to the sale of certain equipment by the Egyptian operations. In 2003, the Egyptian operations sold the power generation equipment at one of its on-site hotels for a loss of $579,000.

During the second quarter of 2004, the Fund recorded a gain of $1,574,000 on the distribution of 499,500 ZAP shares to the Fund's investor shareholders.

The Fund recorded $9,000 in other expense in the second quarter of 2004 compared to $17,000 in other income during the same period in 2003. The increase in other expense was primarily due to higher Egyptian foreign exchange losses compared to the second quarter of 2003, resulting from purchase of equipment from various international parties.

In the second quarter of 2004, the Fund recorded an income tax benefit of $117,000 compared to income tax expense of $103,000 in the second quarter of 2003. In 2004, income tax benefit includes deferred income tax benefit of $181,000 and state income tax expense of $64,000. In 2003, state income tax expense was $103,000. The Fund's Egyptian subsidiaries have a ten-year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented.

Minority interest in the loss of subsidiaries decreased by $171,000, from minority interest in the loss of $19,000 in the second quarter of 2003 to earnings of $152,000 in the second quarter of 2004. The decrease in loss is primarily due to the decrease in minority interest in the loss of Ridgewood Near East resulting from the increase in revenue and the decrease in loss on sale of equipment. In addition, the decrease in loss is also due to the Fund's obligation to fund the Sinai losses as accumulated losses have exceeded the minority shareholder's equity in Sinai. Accordingly, the minority shareholder's equity has been reduced to zero and the reporting of Sinai's losses is fully absorbed by the Fund.

Net income increased by $1,812,000 from loss of $326,000 in the second quarter of 2003 to income of $1,486,000 in the second quarter of 2004. The increase in income is primarily attributable to realized gains on distribution of ZAP securities.

Six Months Ended June 30, 2004, Compared to the Six Months Ended June 30, 2003

Total revenues increased $99,000 to $5,788,000 for the first half of 2004. Revenues at the U.S. Hydro Projects decreased $628,000 due to the lower output resulting from decreased precipitation, while revenues from the Egyptian water desalinization operations increased $683,000. Revenues from the Egyptian power operations increased $44,000. Both Egyptian operations benefited from a pickup in tourism in 2004 as compared to a drop-off in 2003 due to the war in Iraq.

Cost of revenue for the first six months of 2004 was $3,771,000 as compared to $2,895,000 for the first six months of 2003. Both the Egypt Projects and the U.S. Hydro Projects experienced higher operating costs, the former roughly in line with the increase in revenues, the latter due primarily to higher maintenance and repairs expenditures.

Gross profit decreased by $776,000 from $2,793,000 in the first half of 2003 to $2,017,000 in the first half of 2004. The U.S. Hydro Projects' gross profit was lower by $1,098,000 due to the lower revenues and higher costs noted above. Gross profit from the Egyptian operations was $261,000, an increase of $322,000 from the first six months of 2003. The increase in gross profit from the Egyptian operations is primarily attributed to the increase in revenues resulting from the pickup in tourism noted above.

General and administrative expenses decreased $15,000 to $1,040,000 for the six months of 2004. The U.S. Hydro Projects decreased primarily due to lower professional fees expenses, partially offset by increase in insurance expenses. In addition, Egypt Projects and the Fund's own expenses experienced reductions due to decrease in repairs, maintenance and professional fees expenses.

Management fees to Managing Shareholders increased by $137,000, from $686,000 in the first six months of 2003 to $823,000 in the first six months of 2004. The increase is due to management fees waived by Managing Shareholder during the second quarter of 2003.

Provision for bad debt expenses decreased from $151,000 in the first six months of 2003 to $0 in the first six months of 2004. In 2003, the provision recorded for doubtful accounts is attributable to the Egyptian operations.

Income from operations decreased by $748,000 from $902,000 in the first half of 2003 to $154,000 in the first half of 2004 primarily attributable to decrease in gross profit

Interest income decreased from $31,000 in first six months of 2003 to $26,000 during the same period in 2004 as a result of the loss of interest earned on the note receivable held by the U.S. Hydro Projects, partially offset by increase in interest income for REFI.

Interest expense for the first six months of 2004 was $370,000 compared to $485,000 in 2003, a decrease of $115,000. The decrease is due to repayments of the debt assumed in the U.S. Hydro acquisition and the outstanding borrowings under the credit line executed by the Egypt Projects in the third quarter of 2002.

In the first half of 2004 the Fund recorded an equity loss of $233,000 from the United Kingdom Landfill Gas Projects, compared to $313,000 for the first half of 2003. The decrease in equity loss is a result of the higher revenues received as a result of the United Kingdom Landfill Gas Projects increased capacity and revenue in the current year.

In the first half of 2004, the Fund recorded a net gain on sale of US Hydro note of $175,000. The gain represents $200,000 on the sale of the Lahontan note receivable held by the U.S. Hydro Projects, partially offset by legal fees of $25,000 incurred for the sale of the note. The notes receivable were paid by TCID, the proceeds of which were applied directly towards a reduction of the term loan.

The Fund recorded a loss on the sale of equipment of $10,000 in the second half of 2004 compared to a loss of $579,000 in the second half of 2003. The loss incurred on the sale of equipment in 2003 and 2004 relates the sale of certain equipment by the Egyptian operations. In 2003, the Egyptian operations sold the power generation equipment at one of its on-site hotels for a loss of $579,000.

As noted above, during the second quarter of 2004, the Fund recorded a gain of $1,574,000 on the distribution of 499,500 ZAP shares to its shareholders.

The Fund recorded $2,000 in other expense in the first six months of 2004 compared to $17,000 in other income during the same period in 2003. In 2004, increase in other expense was primarily due to higher Egyptian foreign exchange losses resulting from purchase of equipment from various international parties.

In the first half of 2004, the Fund recorded an income tax benefit of $277,000 compared to income tax expense of $118,000 in the first half of 2003. In 2004, income tax benefit includes deferred income tax benefit of $362,000 and state income tax expense of $85,000. In 2003, tax expense includes state income tax expense of $118,000. The Fund's Egyptian subsidiaries have a ten-year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented.

Minority interest in the earnings of subsidiaries increased by $241,000 from $73,000 in the first half of 2003 to $314,000 in the first half of 2004. The increase in earnings is primarily due to the decrease in minority interest in loss of the Ridgewood Near East resulting from the increase in revenue and the decrease in loss on sale of equipment. In addition, the increase is also due to the Fund's obligation to fund the Sinai losses as accumulated losses have exceeded the minority shareholder's equity in Sinai. Accordingly, the minority shareholder's equity has been reduced to zero and the reporting of Sinai's losses is fully absorbed by the Fund.

Net income increased by $1,894,000 from a loss of $618,000 in the first half of 2003 to income of $1,276,000 in the first half of 2004. The increase is primarily due to realized gains on the distribution of ZAP securities and the increase in income tax benefit.

Liquidity and Capital Resources

At June 30, 2004, the Fund had cash and cash equivalents of $1,062,000 an increase of $261,000 compared to December 31, 2003. The increase is the result of $2,061,000 provided by the operating activities, $3,229,000 provided by the investing activities, $5,019,000 used in the financing activities and loss of $10,000 due to the effect of the exchange rate on cash and cash equivalents.

Cash provided by operating activities for the six months ended June 30, 2004 was $2,061,000 as compared to $1,269,000 for the six months ended June 30, 2003. The increase in cash provided by operating activities is primarily due to increase in short term advances from affiliates.

Cash provided by investing activities was $3,229,000 during the first six months of 2004 as compared to a use of $447,000 in the first six months of 2003. The cash inflow was primarily due to the sale of the note receivable held by the U.S. Hydro Projects.

Cash used by financing activities for the first half of 2004 increased to $5,019,000 from $908,000 in the first half of 2003. The decrease in 2004 cash flow from financing activities is primarily due to the repayment of principal on the U.S. Hydro debt.

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

The following schedule represents the Fund's total contractual obligations as of June 30, 2004:


                                    2004       2005       2006       2007       2008     Thereafter       Total
                                  --------   --------   --------   --------   --------   ----------   ----------
Long-term debt
   Sinai                          $     --   $191,270   $228,305   $228,857   $316,758   $1,287,022   $2,252,212
   REFI                            248,881    497,762    497,762    124,441         --           --    1,368,846
   US Hydro                        236,225    472,451    432,413    432,413         --           --    1,573,501
Minimum lease payment              335,000    685,000    695,000    700,000    710,000    6,216,477    9,341,477
Consulting agreement settlement     18,751     40,422     44,655     49,331     54,497      325,064      532,720

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in total commitments of $532,720 as of June 30, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Fund's assessment of its market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. The system of disclosure controls and procedures was designed to ensure that information required to be disclosed by us in this report and other reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our senior management so as to allow timely decisions regarding required disclosure. Our evaluation disclosed material deficiencies in our disclosure controls and procedures. The material deficiencies identified as of June 30, 2004 are as follows:

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

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

Signature                            Capacity                                                  Date
---------                            --------                                                  ----
/s/ Randall D. Holmes                Chief Executive Officer                                   March 2, 2006
---------------------------          (Principal Executive Officer)
Randall D. Holmes


/s/ Douglas R. Wilson                Senior Vice President and Chief Financial Officer         March 2, 2006
---------------------                (Principal Accounting Officer)
Douglas R. Wilson
RIDGEWOOD POWER LLC
(Managing Shareholder)


By: /s/ Randall D. Holmes            Chief Executive Officer of Managing Shareholder           March 2, 2006
    ---------------------
      Randall D. Holmes