Form 10-Q
period 2004-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2006-03-02
CIK 1057076

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 2004

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

There is no market for the Shares. As of February 28, 2006, number of shares outstanding was 658.1067

The Ridgewood Power Growth Fund
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                             September 30, 2004     December 31, 2003
                                                                             ------------------     -----------------
                                                                                  unaudited              audited
                                                                               ---------------       ---------------
Assets:
Cash and cash equivalents                                                            1,108,146       $       801,233
Accounts receivable, net of allowance of $103,595 and
  $105,106 in 2004 and 2003,  respectively                                             999,871             1,055,229
Notes receivable                                                                       143,465             4,269,020
Due from affiliates                                                                  2,675,725             2,491,141
Deferred income taxes                                                                       --             1,435,129
Inventory                                                                              500,912               481,942
Prepaid expenses and other current assets                                              804,603               197,638
                                                                               ---------------       ---------------
    Total current assets                                                             6,232,722            10,731,332
                                                                               ---------------       ---------------

Investments:
United Kingdom Landfill Gas Projects                                                 2,646,084             3,710,032
Investment in ZAP securities                                                         1,038,270                    --
                                                                               ---------------       ---------------
    Total investments                                                                3,684,354             3,710,032
                                                                               ---------------       ---------------

Property, plant and equipment:
Plant and equipment                                                                 25,728,276            25,493,317
Construction in progress                                                               370,094               598,880
Office equipment                                                                       730,215               792,878
                                                                               ---------------       ---------------
                                                                                    26,828,585            26,885,075
Accumulated depreciation                                                            (5,711,496)           (4,283,674)
                                                                               ---------------       ---------------
                                                                                    21,117,089            22,601,401
                                                                               ---------------       ---------------

Electric power sales contracts                                                      17,558,501            17,558,501
Accumulated amortization                                                            (3,027,419)           (1,888,661)
                                                                               ---------------       ---------------
                                                                                    14,531,082            15,669,840
                                                                               ---------------       ---------------

Other assets                                                                            64,442                 6,186
Goodwill                                                                             5,153,145             5,153,145
                                                                               ---------------       ---------------

    Total assets                                                               $    50,782,834       $    57,871,936
                                                                               ===============       ===============

Liabilities and shareholders' equity:
Accounts payable                                                                       530,703       $       604,112
Accrued expenses                                                                       751,076               676,490
Current portion of long term debt                                                    1,079,974             4,883,983
Due to affiliates                                                                    2,410,428             1,888,394
                                                                               ---------------       ---------------
    Total current liabilities                                                        4,772,181             8,052,979

Long-term debt, less current portion                                                 3,851,532             4,722,403
Other liabilities                                                                      484,032               513,969
Deferred rent                                                                          228,260               134,720
Deferred income taxes, net                                                           3,848,278             5,826,098
Minority interest                                                                   11,058,756            10,908,676
                                                                               ---------------       ---------------
    Total liabilities                                                               24,243,039            30,158,845
                                                                               ---------------       ---------------

Commitments and contingencies

Shareholders' equity (deficit):
Shareholders' equity (658.1067 investor shares issued and outstanding)              26,812,931            27,995,283
Managing shareholders' accumulated deficit (1 management share issued and outstanding)
                                                                                      (273,136)             (282,192)
                                                                               ---------------       ---------------
    Total shareholders' equity (deficit)                                            26,539,795            27,713,091
                                                                               ---------------       ---------------

    Total liabilities and shareholders' equity                                 $    50,782,834       $    57,871,936
                                                                               ===============       ===============

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                        Nine Months Ended                 Three Months Ended
                                                                -------------------------------     -------------------------------
                                                                September 30,     September 30,     September 30,     September 30,
                                                                     2004              2003              2004              2003
                                                                -------------     -------------     -------------     -------------
Revenues                                                         $ 8,316,825       $ 8,024,755       $ 2,528,897       $ 2,335,957

Cost of revenues                                                   6,088,877         4,392,989         2,317,647         1,497,522
                                                                 -----------       -----------       -----------       -----------

Gross profit                                                       2,227,948         3,631,766           211,250           838,435
                                                                 -----------       -----------       -----------       -----------

Other operating expenses:
     General and administrative expenses                           1,623,293         1,752,883           583,661           698,049
     Management fee to the managing shareholders                     822,634           685,528                --                --
     Provision for bad debts                                              --           146,108                --            (4,683)
                                                                 -----------       -----------       -----------       -----------
            Total other operating expenses                         2,445,927         2,584,519           583,661           693,366
                                                                 -----------       -----------       -----------       -----------

(Loss) income  from operations                                      (217,979)        1,047,247          (372,411)          145,069
                                                                 -----------       -----------       -----------       -----------

Other income (expense):
     Interest income                                                  51,594            45,924            25,570            15,024
     Interest expense                                               (521,655)         (711,443)         (151,463)         (226,907)
     Equity in loss of United Kingdom Landfill Gas Projects         (418,249)         (548,598)         (185,656)         (235,153)
     Gain on distribution and sale of ZAP securities               2,279,936           117,980           706,403           117,980
     Gain on sale of U.S. Hydro note                                 174,631                --                --                --
     Gain (loss) on sale of equipment                                  5,699          (561,432)           15,978            17,782
     Other (expense) income                                           (2,796)           16,664              (443)              (68)
                                                                 -----------       -----------       -----------       -----------
             Total other income (expense), net                     1,569,160        (1,640,905)          410,389          (311,342)
                                                                 -----------       -----------       -----------       -----------

Income (loss) before income taxes and minority interest            1,351,181          (593,658)           37,978          (166,273)

Income tax (benefit) expense                                        (457,473)          166,876          (180,898)           49,122
                                                                 -----------       -----------       -----------       -----------



Income (loss) before minority interest                             1,808,654          (760,534)          218,876          (215,395)

Minority interest in the (earnings) loss of subsidiaries            (226,119)          (22,066)           88,049            50,948
                                                                 -----------       -----------       -----------       -----------

Net income (loss)                                                $ 1,582,535       $  (782,600)      $   306,925       $  (164,447)

Managing Shareholder - Net income (loss)                         $    15,825       $    (7,826)      $     3,069       $    (1,644)
                                                                 ===========       ===========       ===========       ===========

Shareholders - Net income (loss)                                 $ 1,566,710       $  (774,774)      $   303,856       $  (162,803)
                                                                 ===========       ===========       ===========       ===========

Net income (loss) per investor share                             $     2,381       $    (1,177)      $       462       $      (247)
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

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity (Deficit) -
(unaudited)
--------------------------------------------------------------------------------

                                                                                                 Total
                                                                             Managing        Shareholders
                                                        Shareholders       Shareholders    Equity (Deficit)
                                                        ------------       ------------    ----------------
Shareholders' equity (deficit), December 31, 2003       $ 27,995,283       $   (282,192)      $ 27,713,091

Cash distributions                                          (987,307)            (9,973)          (997,280)

Net income                                                 1,566,710             15,825          1,582,535

Foreign currency translation adjustment                     (109,139)            (1,102)          (110,241)

Unrealized gain on ZAP securities                            426,343              4,306            430,649

Distribution of ZAP securities                            (2,078,959)                --         (2,078,959)
                                                        ------------       ------------       ------------

Shareholders' equity (deficit), September 30, 2004      $ 26,812,931       $   (273,136)      $ 26,539,795
                                                        ============       ============       ============

The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive Loss (unaudited)

                                                    Nine Months Ended                  Three Months Ended
                                             -------------------------------      ------------------------------
                                             September 30,     September 30,      September 30,    September 30,
                                                  2004              2003              2004              2003
                                             -------------     -------------      -------------    -------------
Net income (loss)                               1,582,535       $  (782,600)      $   306,925       $  (164,447)

Foreign currency translation adjustment          (110,241)       (3,831,138)           (6,445)         (296,554)

Unrealized gain (loss) on ZAP securities          430,649                --        (1,051,156)               --
                                              -----------       -----------       -----------       -----------

Comprehensive income (loss)                   $ 1,902,943       $(4,613,738)      $  (750,676)      $  (461,001)
                                              ===========       ===========       ===========       ===========

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                      Nine Months Ended       Nine Months Ended
                                                                     September 30, 2004       September 30, 2003
                                                                     ------------------       ------------------
Cash flows from operating activities:
Net income (loss)                                                    $        1,582,535       $         (782,600)
                                                                     ------------------       ------------------

Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
  Depreciation and amortization                                               2,653,054                2,032,717
  Provision for bad debts                                                            --                  146,108
  Minority interest in earnings from subsidiaries                               226,119                   22,066
  Gain on distribution and sale of investment in ZAP securities              (2,279,936)                (117,980)
  Gain on sale of U.S. Hydro note receivable                                   (174,631)                      --
  (Gain) loss on sale of equipment                                               (5,699)                 561,432
  Equity in loss of United Kingdom Landfill Gas Projects                        418,249                  548,598
  Changes in assets and liabilities:
    Decrease in accounts receivable, net                                         46,021                  172,756
    Increase in due from affiliates                                            (196,763)                (417,140)
    Increase in inventory                                                       (18,970)                 (65,510)
    Increase in other current assets                                           (617,059)                (282,591)
    (Increase) decrease in other assets                                         (58,838)                  26,024
    Increase (decrease) in accounts payable                                     (63,224)                (470,494)
    Increase in accrued expenses                                                 74,586                   10,045
    Increase in due to affiliates                                               516,572                  513,689
    Decrease in other liabilities                                               (29,937)                      --
    Increase in deferred rent                                                    93,540                       --
    Decrease in deferred income taxes                                          (542,691)                      --
                                                                     ------------------       ------------------
       Total adjustments                                                         40,393                2,679,720
                                                                     ------------------       ------------------
       Net cash provided by operating activities                              1,622,927                1,897,120
                                                                     ------------------       ------------------

Cash flows from investing activities:
  Capital expenditures                                                         (369,862)                (672,716)
  Proceeds from sale of equipment                                                90,977                       --
  Collections from note receivable                                              320,645                  346,521
  Distributions from United Kingdom Landfill Gas Projects                       697,999                  620,643
  Investment in ZAP securities                                               (1,064,115)                      --
  Proceeds from sale of investment in ZAP securities                            661,505                  117,980
  Proceeds from sale of  note receivable, net                                 3,974,631                       --
                                                                     ------------------       ------------------
       Net cash provided by investing activities                              4,311,780                  412,428
                                                                     ------------------       ------------------

Cash flows from financing activities:
  Repayments under bank loans                                                (4,620,428)              (1,399,334)
  Cash distributions to shareholders                                           (997,280)                (664,857)
                                                                     ------------------       ------------------
       Net cash used in financing activities                                 (5,617,708)              (2,064,191)
                                                                     ------------------       ------------------

Effect of exchange rate on cash and cash equivalents                            (10,086)                (192,648)
                                                                     ------------------       ------------------

Net increase in cash and cash equivalents                                       306,913                   52,709
Cash and cash equivalents, beginning of period                                  801,233                  919,903
                                                                     ------------------       ------------------

Cash and cash equivalents, end of period                             $        1,108,146       $          972,612
                                                                     ==================       ==================

Supplemental disclosure:
  Interest paid                                                      $          230,653       $          420,520
  Income tax paid                                                    $               --       $          166,876

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

2. Summary Results of Operations for Selected Investments

Summarized financial information rounded to nearest $1,000 for the UK Projects, which are accounted for under the equity method, are as follows:

Balance Sheets

                             September 30,    December 31,
                                 2004             2003
                             ------------------------------
Current assets               $34,697,000      $39,130,000
Non-current assets           $62,672,000      $53,899,000

Current liabilities          $10,495,000      $12,307,000
Non-current liabilities      $76,474,000      $66,324,000
Minority interest            $ 1,576,000      $ 2,031,000

Statements of Operations

                     Nine Months Ended September 30,       Three Months Ended September 30,
                     -------------------------------       --------------------------------
                          2004               2003               2004               2003
                          ----               ----               ----               ----
Revenue              $ 16,135,000       $  9,395,000       $  5,639,000       $  3,379,000
Cost of revenue        14,690,000          9,719,000          5,280,000          3,580,000
Other expenses          2,840,000          1,505,000            978,000            584,000
                     -------------------------------       -------------------------------
Net loss             $ (1,395,000)      $ (1,829,000)      $   (619,000)      $   (785,000)
                     ===============================       ===============================

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

4. Notes Receivable

The following is a summary of the Fund's notes receivable:

                                                    September 30,   December 31,
                                                        2004            2003
                                                    -------------   ------------
TCID                                                 $       --      $3,800,000
Other                                                   143,465         469,020
                                                     ----------      ----------
    Total notes receivable                              143,465       4,269,020
Less current portion                                    143,465       4,269,020
                                                     ----------      ----------
    Notes receivable - long-term portion             $       --      $       --
                                                     ==========      ==========

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

5. Inventory

Inventory consists of spare parts, consumable products, fuel, goods-in-transit and finished goods of the Egypt operations. Inventories are stated at the lower of cost and net realizable value. Ridgewood Near East changed the inventory cost method from first-in-first-out (FIFO) to the moving average method during the second quarter of 2004. The effect on the inventory value and cost of revenues resulting from the change is immaterial. Net realizable value is the estimated selling price in the ordinary course of business, less the costs of completion and selling expenses. An allowance is established for slow moving items on the basis of management's review and assessment of inventory movements.

6. Long-term Debt

Following is a summary of long-term debt by project at September 30, 2004:

                                               Ridgewood
                                                Egypt for
                                Sinai        Infrastructure        US Hydro            Total
                             -----------     --------------      -----------       -----------
Total long-term debt         $ 2,230,755       $ 1,245,357       $ 1,455,394       $ 4,931,506
Less - Current maturity         (109,381)         (498,143)         (472,450)       (1,079,974)
                             -----------       -----------       -----------       -----------
Long-term portion            $ 2,121,374       $   747,214       $   982,944       $ 3,851,532
                             ===========       ===========       ===========       ===========

Sinai has an outstanding loan and interest payable of 13,994,196 Egyptian pounds (approximately US $2,231,000). The loan bears interest at 11.0% per annum and is non-recourse to the Fund. A provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. The loan was in default prior to the acquisition of Sinai by Ridgewood Near East and has remained in default through the second quarter of 2005. In the second quarter of 2005, the bank and Sinai resolved all issues and an extension and revised payment schedule was formalized. The bank adjusted its claims and Sinai is in compliance with the terms of the modified loan and is no longer in default. The revised terms provide for progressive monthly payments over six years ranging from 171,545 Egyptian pounds to 356,727 Egyptian pounds (or US $29,451 to US $61,243 at loan inception exchange rates), including interest, maturing on May 1, 2011.

During the third quarter of 2002, Ridgewood Egypt for Infrastructure ("REFI") executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately US $2,022,000), which matures on March 31, 2007. The loan is being repaid in quarterly principal installments of 781,250 Egyptian pounds (approximately US $126,000) starting June 2003. Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (12.5% at September 30, 2004 and December 31, 2003).

Five of the US Hydro Projects hydro-electric power plants are financed by a term loan ("term loan"). The Fund has a choice of variable or fixed interest rates on the term loan. Variable rates are LIBOR (2.38% and 1.16% at September 30, 2004 and December 31, 2003, respectively) plus 1 3/4% or the Lenders Corporate Base Rate (as defined). At the Fund's option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1,000,000, for any period of time from two to seven years. Such fixed rate shall be based on the U.S. Treasury note rate at the date of election plus 2 3/4%. The variable rate of 4.13% and 2.91% were the effective interest rates at September 30, 2004 and December 31, 2003, respectively. This credit facility is collateralized by five hydroelectric plants and notes receivable owned by the US Hydro Projects. Although the Fund is current in its interest and principal payments, it is technically in default under the covenants of the term loan as a result of not providing its Lender a copy of its current audited financial statements. As per the terms of the term loan agreement, the default does not allow the Lender to accelerate or call the loan.

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

7. Related Party Transactions

From time to time, the Fund records short-term receivables and payables from other affiliates in the ordinary course of business. The amounts receivable and payable with the other affiliates do not bear interest. At September 30, 2004 and December 31, 2003, the Fund had outstanding receivables and payables, with the following affiliates:

                                                      Due From                          Due To
                                          ------------------------------------------------------------------
                                          September 30,     December 31,     September 30,      December 31,
                                              2004              2003              2004               2003
                                          ------------------------------     -------------------------------
Ridgewood Power Management LLC            $         --      $      1,851      $     30,280      $         --
Ridgewood Renewable Power                           --                --         1,563,730         1,058,204
Ridgewood Electric Power Trust IV                   --                --                --            71,000
Ridgewood Electric Power Trust V             1,514,133         1,280,936                --                --
Egypt Fund                                          --                --           350,388           351,239
United Kingdom Landfill Gas Projects                --           595,837            89,045                --
Ridgewood Dubai                              1,161,592           612,517                --                --
Other affiliates                                    --                --           376,985           407,951
                                          ------------      ------------      ------------      ------------
Totals                                    $  2,675,725      $  2,491,141      $  2,410,428      $  1,888,394
                                          ============      ============      ============      ============

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

In the third quarter of 2004 and 2003, the Managing Shareholder waived three months of each years respective management fee.

8. Cost of revenues

Included in cost of revenue is depreciation and amortization expense of $2,653,054 and $2,032,717 for the nine months ended September 30, 2004 and 2003, respectively. The Fund recorded depreciation and amortization expense of $921,293 and $630,545 for the three months ended September 30, 2004 and 2003, respectively, and has included these expenses in cost of revenues on the consolidated statements of operations.

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

10. Sale of Equipment

In the third quarter of 2004, the Fund's Egyptian operations sold network materials at one of its on-site hotel accounts for $41,603. The equipment had a book value of $25,625 and the Fund recorded a gain of $15,978. In the second quarter of 2004, the Fund's Egyptian operations sold three vehicles for $49,374. The vehicles had a book value of $59,654 and the Fund recorded a loss of $10,280.

In the second quarter of 2003, the Fund's Egyptian operations sold the power generating equipment at one of its on-site hotel. The equipment had a book value of $1,436,169 and was sold in return for a note in the amount of $856,955. The note is scheduled to be collected bi-monthly over a two year period. As a result of the transaction, the Fund recorded a loss of $579,214. In addition, Egyptian operations also sold equipment during third quarter of 2003 for a gain of $17,782.

11. ZAP

As of December 31, 2003, the Fund owned 876,500 shares of common stock of the reorganized ZAP. The shares were subject to certain restrictions (lapsing over specified periods of time), which limited the ability to transfer or sell such shares. The Fund's policy was to maintain the carrying value of the ZAP securities at zero until the restrictions on the respective shares lapsed. During the second quarter of 2004, as ZAP shares became unrestricted, the Fund distributed 499,500 ZAP shares with a market value of $3.15 per share to the Fund's investor shareholders. In addition, during the third quarter of 2004, the Fund distributed 273,000 ZAP shares with a market value of $1.85 per share to its investor shareholders. Accordingly, the Fund recorded the transfer as distributions and recognized a gain on the distribution of $2,078,959.

As part of the reorganization of ZAP, the Fund received a warrant granting it the right to purchase another 994,500 ZAP shares at an exercise price of $1.07 per share. In May 2004, the Fund exercised its rights under the warrant and purchased 994,500 unrestricted shares at $1.07 per share. During the third quarter of 2004, the Fund sold 430,400 ZAP shares to third parties for a gain on sale of ZAP shares of $200,977. The Fund recorded an unrealized gain in the remaining 564,100 ZAP unrestricted securities of $430,649 which is included in shareholders' equity, at September 30, 2004 due to the increase in the market price of ZAP securities from $1.07 to $1.83 as of September 30, 2004.

12. Foreign Currency

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. As of September 30, 2004, the Fund's investment in the Egyptian operations decreased by approximately 26% due to the decrease in the exchange rate from January 1, 2003 through September 30, 2004. The cumulative foreign currency translation adjustment, which represents total accumulated other comprehensive loss and is included in shareholders' equity, at September 30, 2004 and December 31, 2003 amounts to a loss of $8,665,512 and $8,555,271, respectively.

13. Commitments and Contingencies

Two of the US Hydro Projects hydroelectric plants have leased the site at its facility under a long term lease which terminates in 2024. Rent expense for the nine months ended September 30, 2004 and 2003 was $581,869 and $494,996, respectively. The rent expense for the quarter ended September 30, 2004 and 2003 was $184,511 and $164,998, respectively.

Minimum lease payments are as follows:

                 2004                                         $   42,500
                 2005                                            685,000
                 2006                                            695,000
                 2007                                            700,000
                 2008                                            710,000
                 Thereafter                                    6,216,477
                                                              ----------
                   Total Minimum Lease Payments               $9,048,977
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

In accordance with Egyptian company law, the Egypt Projects transfer 5% of annual net profits to a statutory reserve. Transfers will cease when the reserve reaches 50% of issued capital. The statutory reserve is not eligible for distribution to members. The statutory reserve amounted to $50,210 and $50,943 as of September 30, 2004 and December 31, 2003, respectively.

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

The financial data for business segments are as follows:

                                                              Power
                         -----------------------------------------------------------------------------
                            Nine Months Ended September 30,          Three Months Ended September 30,
                         -----------------------------------       -----------------------------------
                               2004                 2003                2004                  2003
                         --------------       --------------       --------------       --------------
Revenue                  $    4,546,035       $    5,286,688       $      993,238       $    1,149,710
Depreciation and
  amortization                1,452,293              909,382              506,268              277,610
Gross profit (loss)           1,381,414            3,381,300             (124,854)             547,534
Interest expense                 70,681              159,401               16,607               47,453
Goodwill                      5,153,145                   --                   --                   --

                                                              Water
                         -----------------------------------------------------------------------------
                            Nine Months Ended September 30,          Three Months Ended September 30,
                         -----------------------------------       -----------------------------------
                               2004                 2003                2004                  2003
                         --------------       --------------       --------------       --------------

Revenue                  $    3,770,790       $    2,738,067       $    1,535,659       $    1,186,247
Depreciation and
  amortization                1,013,685              963,169              353,318              306,494
Gross (loss) profit            (731,266)           1,392,492           (1,367,064)             762,714
Interest expense                250,601              290,923               74,648               99,864
Goodwill                             --                   --                   --                   --

                                                            Corporate
                         -----------------------------------------------------------------------------
                            Nine Months Ended September 30,          Three Months Ended September 30,
                         -----------------------------------       -----------------------------------
                               2004                 2003                2004                  2003
                         --------------       --------------       --------------       --------------

Revenue                  $           --       $           --       $           --       $           --
Depreciation and
  amortization                  187,076              160,166               61,707               46,441
Gross profit (loss)           1,577,800           (1,142,026)           1,703,169             (471,813)
Interest expense                200,373              261,119               60,208               79,590
Goodwill                             --                   --                   --                   --

                                                              Total
                         -----------------------------------------------------------------------------
                            Nine Months Ended September 30,          Three Months Ended September 30,
                         -----------------------------------       -----------------------------------
                               2004                 2003                2004                  2003
                         --------------       --------------       --------------       --------------

Revenue                  $    8,316,825       $    8,024,755       $    2,528,897       $    2,335,957
Depreciation and
  amortization                2,653,054            2,032,717              921,293              630,545
Gross profit                  2,227,948            3,631,766              211,250              838,435
Interest expense                521,655              711,443              151,463              226,907
Goodwill                      5,153,145                   --                   --                   --

15. Subsequent Events

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

As an incentive to exercise the warrant it received in the reorganization of ZAP, the Fund received a second warrant, which was exercised in December 2004, with the purchase of 538,462 shares at a $3.25 per share. As of December 31, 2004, the Fund did not sell any of the shares it purchased from the exercise of the second warrant and recorded an investment of $1,750,000 to reflect the shares held at market value. From January 1, 2005 through December 31, 2005, the value of the ZAP shares had declined to $0.26 per share. During this period, the Fund had sold 537,000 shares and recognized losses in the amount of approximately $940,000.

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

During 2005, the unpaid management fee owed to the Managing Shareholder accrued for 2004, 2003, and 2002, aggregating $1,623,690 was forgiven by the Managing Shareholder. The aggregate management fee forgiven was recorded as a capital contribution by the Managing Shareholder in the fourth quarter of 2005, who also anticipates assigning said contribution for the benefit of the investor shareholders.

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

Results of Operations

Three Months Ended September 30, 2004, Compared to the Three Months Ended September 30, 2003

Total revenues increased $193,000 to $2,529,000 in the third quarter of 2004 versus the same quarter in 2003. Revenues from the Egyptian operations increased by approximately $190,000 primarily due to increase in water desalinization operations resulting from higher tourism in 2004, as compared to a drop-off in 2003 as a result of the war in Iraq. Revenues at the U.S. Hydro Projects approximated those of the prior year.

Cost of revenues for the third quarter of 2004 was $2,318,000, up from $1,498,000 in the third quarter of 2003, primarily due to higher operating costs at the Egyptian operations, mainly due to higher maintenance and repairs expenses. The U.S. Hydro Projects experienced higher costs due to higher maintenance and repairs expenditures.

Gross profit decreased from $838,000 in the third quarter of 2003 to $211,000 in the third quarter of 2004. The U.S. Hydro Projects had a gross profit of $104,000 for the quarter versus a gross profit of $352,000 in the third quarter of 2003, due to the higher costs noted above. Gross profit from the Egyptian operations was $107,000, a decrease of $378,000 from the third quarter of 2003. The decrease in gross profit from the Egyptian operations is primarily attributed to the higher maintenance and repairs expenses noted above.

General and administrative expenses decreased $114,000 to $584,000 for the third quarter of 2004. The decrease is primarily due to lower expenses at the Egyptian operations resulting from decrease in insurance expense.

Loss from operations increased by $517,000 from income of $145,000 in the third quarter of 2003 to a loss of $372,000 in the third quarter of 2004. The increase in loss is primarily attributable to increase in cost of revenues, partially offset by the increase in revenue.

Interest income increased from $15,000 in the third quarter of 2003 to $26,000 in 2004 as a result of the increase in interest income earned by REFI.

Interest expense for the third quarter of 2004 was $151,000 compared to $227,000 in 2003. The decrease is primarily due to the paydown of debt assumed in the U.S. Hydro acquisition and of the outstanding borrowings under the credit line executed by the Egypt projects in the third quarter of 2002.

In the third quarter of 2004 the Fund recorded an equity loss of $186,000 from the United Kingdom Landfill Gas Projects, compared to a loss of $235,000 in the third quarter of 2003. The decrease in equity loss is primarily attributed to increased capacity and revenue in the current quarter.

The Fund recorded a gain on distribution and sale of ZAP securities of $706,000 in the third quarter of 2004 compared to $118,000 in the third quarter of 2003. During the third quarter of 2004, the Fund sold a portion of its investment in ZAP, a West Coast manufacturer of electric bicycles and scooters, for a gain of $201,000. In addition, the Fund recorded a gain of $505,000 from the distribution of approximately 273,000 ZAP shares to its shareholders.

In the third quarter of 2004, the Fund recorded an income tax benefit of $181,000 compared to income tax expense of $49,000 in the third quarter of 2003. In 2004, income tax benefit represents deferred income tax benefit and in 2003, current income tax expense represents state income tax expense. The Fund's Egyptian subsidiaries have a ten-year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented.

Minority interest in the loss of subsidiaries increased by $37,000, from $51,000 in the third quarter of 2003 to $88,000 in the third quarter of 2004. The increase in loss is primarily attributable to the increase in operating expenses of the Ridgewood Near East, partially offset by the increase in revenue. In addition, the increase is also due to the Fund's obligation to fund the Sinai losses as accumulated losses have exceeded the minority shareholder's equity in Sinai. Accordingly, the minority shareholder's equity has been reduced to zero and the reporting of Sinai's losses is fully absorbed by the Fund.

Net income increased by $471,000 from a loss of $164,000 in the third quarter of 2003 to income of $307,000 in the third quarter of 2004. The increase in income is primarily attributable to increase in gain on distribution and sale of ZAP securities and income tax benefit, partially offset by decrease in income from operations.

Nine Months Ended September 30, 2004, Compared to the Nine Months Ended September 30, 2003

Total revenues increased $292,000 to $8,317,000 for the nine months ended September 30, 2004. In 2004, the U.S. Hydro Projects had lower revenues of $635,000 due to the lower output resulting from decreased precipitation.
Revenues from the Egypt Projects increased $927,000. The electric power operations experienced a decrease of $106,000 while the water desalinization operations increased $1,033,000, primarily due to the pickup in tourism in 2004, as compared to a drop-off in 2003 as a result of the war in Iraq.

Cost of revenues for the first nine months of 2004 was $6,089,000, as compared to $4,393,000 for the same period in 2003. Both the Egypt and the U.S. Hydro projects experienced higher operating costs for the period primarily due to higher maintenance and repairs expenses.

Gross profit decreased from $3,632,000 in the first nine months of 2003 to $2,228,000 in the first nine months of 2004. The decrease in the current year is principally due to the lower revenues and higher costs of the U.S. Hydro Projects. Gross profit from the Egyptian operations decreased $58,000 due to higher operating costs.

General and administrative expenses decreased $130,000 to $1,623,000 for the nine months ended September 30, 2004. The Egypt Projects and the Fund's own expenses experienced reduction in professional fees. This is partially offset by an increase in insurance expenses and other professional fees at the U.S. Hydro Projects.

Management fees to Managing Shareholder increased by $137,000 from $686,000 for the first nine months of 2003 to $823,000 during the same period in 2004. In 2003, the Managing Shareholder waived four months of the management fee compared to three months in 2004.

Provision for bad debt expenses decreased from $146,000 in the first nine months of 2003 to $0 in the first nine months of 2004. In 2003, the provision recorded for doubtful accounts is attributable to the Egyptian operations.

Loss from operations increased by $1,265,000, from income of $1,047,000 in the first nine months of 2003 to loss of $218,000 in the first nine months of 2004 primarily attributable to decrease in gross profit.

Interest income increased from $46,000 in first nine months of 2003 to $52,000 during the same period in 2004 as a result of the increase in interest income for REFI, partially offset by loss of interest earned on the note receivable held by the U.S. Hydro Projects.

Interest expense for the first nine months of 2004 was $522,000 compared to $711,000 in 2003. The decrease is primarily due to the paydown of the debt assumed in the U.S. Hydro acquisition and the outstanding borrowings under the credit line executed by the Egypt Projects in the third quarter of 2002.

In the first nine months of 2004 the Fund recorded an equity loss of $418,000 from the United Kingdom Landfill Gas Projects, compared to $549,000 for the first nine months of 2003. The decrease in equity loss is a result of the higher revenues received as a result of the United Kingdom Landfill Gas Projects increased capacity.

The Fund recorded gain on distribution and sale of ZAP securities of $2,280,000 in the first nine months of 2004 compared to $118,000 during the same period in 2003. As noted above, during the third quarter of 2004, the Fund sold a portion of its investment in ZAP, a West Coast manufacturer of electric bicycles and scooters, for a gain of $201,000. In addition, during the second and third quarters of 2004, the Fund recorded a gain of $2,079,000 from the distribution of 772,500 ZAP shares to its shareholders.

In the first nine months of 2004, the Fund recorded a net gain on sale of US Hydro note of $175,000. The gain represents $200,000 on the sale of the Lahontan note receivable held by the U.S. Hydro Projects, partially offset by legal fees of $25,000 incurred on the sale of the note. The note receivable was paid by TCID, the proceeds of which were applied directly towards a reduction of the term loan.

The Fund recorded a gain on sale of equipment of $6,000 in the first nine months of 2004 compared to a loss of $561,000 in the first nine months of 2003, as a result of the sales of equipment by the Egyptian operations. In 2003, the Egyptian operations sold the power generation equipment at one of its on-site hotels for a loss of $579,000.

The Fund recorded $3,000 in other expense in the first nine months of 2004 compared to $17,000 in other income during the same period in 2003. In 2004, increase in other expense was primarily due to higher Egyptian foreign exchange losses compared to 2003, resulting from the purchase of the equipment from various international parties.

In the first nine months of 2004, the Fund recorded an income tax benefit of $457,000 compared to income tax expense of $167,000 in the first nine months of 2003. In 2004, income tax benefit includes deferred income tax benefit of $542,000 and state income tax expense of $85,000. In 2003, tax expense reflects state income tax expense of $167,000. The Fund's Egyptian subsidiaries have a ten-year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented.

Minority interest in the earnings of subsidiaries increased by $204,000 from $22,000 in the first nine months of 2003 to $226,000 in the first nine months of 2004. The increase in earnings is primarily due to the decrease in the minority interest in the loss of Ridgewood Near East resulting from the increase in revenue and the decrease in the loss on sale of equipment. In addition, the increase is also due to the Fund's obligation to fund the Sinai losses as accumulated losses have exceeded the minority shareholder's equity in Sinai. Accordingly, the minority shareholder's equity has been reduced to zero and the reporting of Sinai's losses is fully absorbed by the Fund.

Net income increased by $2,365,000 from a loss of $783,000 in the first nine months of 2003 to income of $1,582,000 in the first nine months of 2004. The increase in income is primarily attributable to gain on distribution and sale of ZAP securities and the increase in income tax benefit.

Liquidity and Capital Resources

At September 30, 2004, the Fund had cash and cash equivalents of $1,108,000, an increase of $307,000 as compared to December 31, 2003. The cash flows for the first nine months of 2004 are $1,623,000 provided by operating activities, $4,312,000 provided by investing activities, $5,618,000 used in financing activities and loss of $10,000 due to the effect of the exchange rate on cash and cash equivalents.

Cash provided by operating activities for the nine months ended September 30, 2004 was $1,623,000 as compared to $1,897,000 for the nine months ended September 30, 2003. The decrease in cash flow is primarily due to the increase in the current assets resulting from prepayments made by the Eqyptian operations for equipment. This is partially offset by the decrease in short-term receivable from affiliates and accounts payable as compared to the prior period.

Cash provided by investing activities increased to $4,312,000 during the first nine months of 2004 as compared to $412,000 in the first nine months of 2003. The increase of $3,900,000 in cash flow from investing activities is due to the $3,975,000 received from the sale of the U.S. Hydro note receivable, decrease in capital expenditure of $303,000, increase in proceeds from sale of equipment of $91,000 and increase in proceeds from sale of ZAP securities of $543,000. This is partially offset by investment in ZAP securities of $1,064,000.

Cash used by financing activities for the first nine months of 2004 was $5,618,000 compared to $2,064,000 for the first nine months of 2003. The decrease in cash flow from financing activities is due to the additional $3,221,000 repayment of principal on the U.S. Hydro and Egyptian debt and increased cash distributions to shareholders in 2004.

The Fund expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any declared distributions through January 31, 2007. The Fund has historically financed its operations from cash generated from its subsidiaries' operations. Obligations of the Fund are generally limited to payment of the management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Fund has not found it necessary to retain a material amount of working capital.

The following schedule represents the Fund's total contractual obligations as of September 30, 2004:

                                          2004          2005          2006         2007          2008       Thereafter       Total
                                          ----          ----          ----         ----          ----       ----------       -----
Long-term debt
   Sinai                              $       --    $  191,416    $  228,479    $  229,032    $  317,000    $1,264,827    $2,230,755
   REFI                                  124,536       498,143       498,143       124,536            --            --     1,245,357
   US Hydro                              118,119       472,451       432,413       432,413            --            --     1,455,395
Minimum lease payment                     42,500       685,000       695,000       700,000       710,000     6,216,477     9,048,977
Consulting settlement agreement            9,492        40,422        44,655        49,331        54,497       325,064       523,461

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in total liability of $523,461 as of September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Fund's assessment of its market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

Item 4. Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. The system of disclosure controls and procedures was designed to ensure that information required to be disclosed by us in this report and other reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our senior management so as to allow timely decisions regarding required disclosure. Our evaluation disclosed material deficiencies in our disclosure controls and procedures. The material deficiencies identified as of September 30, 2004 are as follows:

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

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits

            31.1        Certification  of Randall  D.  Holmes,  Chief  Executive
                        Officer  of  the  Registrant,   pursuant  to  Securities
                        Exchange Act Rule 13a-14(a).

            31.2        Certification   of  Douglas  R.   Wilson,   Senior  Vice
                        President and Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

            32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief
                        Executive Officer of the Registrant, and Douglas R. Wilson, Senior Vice President and Chief Financial Officer of the Registrant.

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

Signature                      Capacity                                               Date
---------                      --------                                               ----
/s/ Randall D. Holmes          Chief Executive Officer
---------------------          (Principal Executive Officer)                          March 2, 2006
Randall D. Holmes


/s/ Douglas R. Wilson          Senior Vice President and Chief Financial Officer
---------------------          (Principal Accounting Officer)                         March 2, 2006
Douglas R. Wilson
RIDGEWOOD POWER LLC
(Managing Shareholder)


By: /s/ Randall D. Holmes      Chief Executive Officer of Managing Shareholder        March 2, 2006
    ---------------------
      Randall D. Holmes