Form 10-K
period 2004-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2006-03-03
CIK 1057076

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

                         Commission file number: 0-25935

                         THE RIDGEWOOD POWER GROWTH FUND
             (Exact Name of Registrant as Specified in Its Charter)
               Delaware                                   22-3495594
-------------------------------------         ---------------------------------
    (State or Other Jurisdiction of              (IRS Employer Identification
    Incorporation or Organization)                         Number)

                     1314 King Street, Wilmington, DE 19801
        -----------------------------------------------------------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (302) 888-7444
        -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None
        -----------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                     Investor Shares of Beneficial Interest
        -----------------------------------------------------------------
                                (Title of Class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No[X]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ] No[X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes[ ] No[X]

      There is no market for the Investor Shares. As of February 28, 2006, number of shares outstanding was 658.1067.

                                    FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

Item 1.    Business ..........................................................
Item 2.    Properties ........................................................
Item 3.    Legal Proceedings .................................................
Item 4.    Submission of Matters to a Vote of Security Holders ...............

                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Shareholder Matters
              and Issuer Purchases of Equity Securities ......................
Item 6.    Selected Financial Data ...........................................
Item 7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operation ...........................................
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ........
Item 8.    Financial Statements and Supplementary Data .......................
Item 9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure ...........................................
Item 9A.   Controls and Procedures ...........................................
Item 9B.   Other Information .................................................

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ................
Item 11.   Executive Compensation ............................................
Item 12.   Security Ownership of Certain Beneficial Owners and Management
              and Related Shareholder Matters ................................
Item 13.   Certain Relationships and Related Transactions ....................
Item 14.   Principal Accountant Fees and Services ............................

                                     PART IV

Item 15.  Exhibits and Financial Statement Schedules .........................

SIGNATURES ...................................................................

                                     PART I

Item 1.  Business.

Cautionary Statement Regarding Forward-looking Statements

      This Annual Report on Form 10-K of The Ridgewood Power Growth Fund (the "Fund") includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, and the "safe harbor" provisions thereof. These forward-looking statements are usually accompanied by the words "anticipates," "believes," "plan," "seek," "expects," "intends," "estimates," "projects," "will likely result," "will continue," "future" and similar terms and expressions. The forward-looking statements in this Annual Report on Form 10-K reflect our current views with respect to future events and financial performance. To make these statements, we have had to make assumptions as to the future. We have also had to make estimates in some cases about events that have already occurred, and to rely on data that may be found to be inaccurate at a later time. Because these forward-looking statements are based on assumptions, estimates and changeable data, and because any attempt to predict the future is subject to other errors, future results may be materially different from those discussed or anticipated in this report. Some of the events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government taxation, spending and budgetary policies, government mandates, demand for electricity and thermal energy, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy, availability of labor and the willingness of electric utilities to perform existing power purchase agreements in good faith, and such other risks and uncertainties as are discussed in the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on April 30, 1999.

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

-  General Development of Business.

      The Fund was organized as a Delaware business trust in January 1998 to participate in the development, construction and operation of independent power generating facilities and similar capital projects ("Independent Power Projects" or "Projects"). The Fund was also authorized to invest in capital projects that at the time of such investment were expected to earn cash flows similar to those of Independent Power Projects.

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

      The Fund has two managing shareholders: Ridgewood Renewable Power LLC ("Ridgewood Power") and Ridgewood Power VI LLC ("Power VI"). Power VI has assigned and delegated all of its rights and responsibilities to Ridgewood Power and is essentially an entity that conducts only nominal activities. Ridgewood Power and Power VI are collectively referred to as the "Managing Shareholder". Both Ridgewood Power and Power VI are controlled by Robert E. Swanson, who is the manager, chairman, and, together with his family trusts, owns all of the membership interests of each entity. The officers of Power VI are the same as those of Ridgewood Power. Ridgewood Power takes all actions necessary to manage the Fund, without any participation by Power VI.

      In general, the Amended Declaration of Trust ("Declaration") provides the Managing Shareholder with complete control of the day-to-day operation of the Fund. The Managing Shareholder has appointed a slate of officers to enable the Fund to carry out its affairs in a manner similar to a conventional corporation. The Fund does not have a board of directors nor an audit committee or nominating committee as contemplated by the Sarbanes-Oxley Act of 2002. Instead, the Managing Shareholder effectively performs the functions that the board of directors or the audit or nominating committee would otherwise perform.

      Christiana Bank & Trust Company ("Christiana"), a Delaware trust company, is the corporate trustee of the Fund. The corporate trustee acts on the instructions of the Managing Shareholder and is not authorized to take independent discretionary action on behalf of the Fund.

      Ridgewood Power also serves as the Managing Shareholder of the following Delaware business trusts (the "Other Power Trusts"):

            o     Ridgewood Electric Power Trust I ("Power I");

            o     Ridgewood Electric Power Trust II ("Power II");

            o     Ridgewood Electric Power Trust III ("Power III");

            o     Ridgewood Electric Power Trust IV ("Power IV");

            o     Ridgewood Electric Power Trust V ("Power V");

            o     Ridgewood/Egypt Fund ("Egypt Fund"); and

            o     Ridgewood Power B Fund/Providence Expansion ("B Fund")

      In addition, Ridgewood Power also serves as the manager of the following Delaware limited liability companies ("Ridgewood LLCs"):

            o     Ridgewood Renewable PowerBank LLC; ("PowerBank I")

            o     Ridgewood Renewable PowerBank II LLC; ("PowerBank II")

            o     Ridgewood Renewable PowerBank III LLC;  ("PowerBank III"); and

            o     Ridgewood Renewable PowerBank IV LLC. ("PowerBank IV")

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

(2) The Fund's Investments.

      (i) United Kingdom Landfill Gas Projects

The Fund and Power V own 30% and 70% of Ridgewood UK, LLC ("Ridgewood UK"), respectively, which in turn owns a majority interest of CLPE Holdings, LTD ("CLPE"). As of December 31, 2004, CLPE owned twenty eight landfill methane gas-fired electric generating projects in the United Kingdom with an installed capacity of approximately 42.2 megawatts ("MW"). Seventeen of the projects representing approximately 26.5 MW sell electricity under 15 year contracts to the Non Fossil Purchasing Agency ("NFPA"), a non-profit organization that purchases electricity generated by renewable sources on behalf of all British utilities. The remaining eleven projects representing approximately 15.7 MW are subject to a PowerBank Program lease (described below) and sell this output under one year, market-based contracts. As of December 31, 2005, CLPE owned thirty one landfill methane gas-fired electric generating projects in the United Kingdom with an installed capacity of approximately 48.7 MW.

      CLPE's NFPA Projects have been financed, in part, by bank financing provided by the Bank of Scotland. NFPA began in 1990 as a program supported by a small broad-based tax on electricity consumption that required companies supplying end-use customers to use the power supplied under NFPA contracts, including power produced at generating facilities using wind, water and waste materials, including landfill gas. The NFPA Projects enjoy a guaranteed price and market under the NFPA contracts for their output.

      In addition to its developed and operational projects, CLPE had, in 2002, a portfolio of undeveloped landfill methane power projects that would qualify under the United Kingdom's Renewable Obligation ("RO") incentive program (the "RO Program"). The RO Program was adopted and implemented as a successor to Non-Fossil Fuel Obligation ("NFFO") which had become outmoded by changes in the regulatory structure of the U.K.'s electricity supply industry. Existing NFPA contracts remain in full force and effect. Similar to renewable portfolio standards ("RPS") legislation in the United States, the RO Program requires electricity suppliers serving electricity users in the U.K. to obtain renewable obligation certificates (each a "ROC") to demonstrate that a portion of their electricity supply portfolio was generated by registered producers. Electricity suppliers are required to supply an increasing portion of their delivered electricity from qualified renewable sources or face penalties. While this portfolio of undeveloped sites was potentially very profitable as a result of the RO Program, CLPE, despite significant efforts, was unable to obtain traditional debt financing necessary to develop these projects.

      As a result, the Managing Shareholder organized the Ridgewood LLCs to fund the "PowerBank Program" by raising the funds needed to finance the development of CLPE's portfolio of undeveloped sites and such new development opportunities as CLPE could obtain (the "RO Projects"). Since December 2002, four PowerBank Programs have been issued. Pursuant to certain Development Services Agreements (the "Development Agreements") and Operations, Repair and Maintenance Agreements ("OR&M Agreements") between Ridgewood UK and each of the PowerBank Programs, the PowerBank Programs purchase the facility site needed to develop and operate the subject RO Projects and then, in return for a fixed and variable lease payment, said sites will be leased back to Ridgewood UK subject to a 10 year minimum lease pursuant to sale-lease back agreements. Pursuant to the terms of the applicable Development Agreement, the PowerBank Programs retain CLPE to develop each RO Project on a fixed price per MW, on a turnkey basis. The Development Agreements, however, do not generally contain completion or timing obligations for the development of the subject RO Projects. Accordingly, while CLPE bears the risk that the cost of developing such RO Projects may exceed the agreed upon price, the subject PowerBank Programs run the risk that the development of such RO Projects is substantially delayed or is not completed. In addition, CLPE operates and maintains each of these RO Projects. In return for its services, CLPE has the opportunity to obtain a share in the development profit if the construction and development of the RO Project is less than the fixed price, and it also receives continuing payments under the OR&M Agreements. In addition, after certain required payments, including the fixed and variable lease payments to PowerBank Programs and royalty payments to the landfill operator, CLPE receives a certain portion of the energy and ROC revenue generated by the RO Project. This amount is variable and depends on the price of energy and ROCs in the U.K. In addition to these revenues, incremental profits from these RO Projects, once developed, resulting from a combined power plus ROC price greater than 7.0 pence per kilowatt hour ("kWh")is divided between the applicable PowerBank Programs and Ridgewood UK's investors (i.e., the Fund and Power V), with two-thirds of the incremental profit going to the PowerBank Programs and one-third of the incremental profit going to Ridgewood UK as compensation for its participation in and facilitation of the PowerBank Programs. This payment, should it be made, is specifically allocated to Ridgewood UK, not to CLPE. Ridgewood UK will receive its distribution in the form of a cash allocation. Sixteen of the RO Projects developed by CLPE pursuant to the PowerBank Programs were developed and operating as of December 31, 2005.

      (ii)  Egyptian Projects

      In 1999, the Fund and Power V jointly organized Ridgewood Near East Holdings, LLC, a New Jersey limited liability company ("Ridgewood Near East") as a holding company for their Egyptian investments. In 2001, the Egypt Fund became a member of Ridgewood Near East. The Fund, Power V, and Egypt Fund ("member Funds"), as of December 31, 2005, have contributed approximately $39.1 million in aggregate to Ridgewood Near East. Each fund which is a member of Ridgewood Near East owns equity in proportion to the capital the fund has contributed, net of distributions and allocated profits and losses. Ridgewood Near East, in turn, owns all of Ridgewood Egypt For Infrastructure Projects LLC ("REFI"), which is the entity through which the Egyptian investments are made. REFI has developed projects to supply electricity and potable water to the tourist industry on the Red Sea in Egypt (the "Egyptian Projects"). As of December 31, 2005, REFI had 1 electric generation plant, 8 water desalinization plants ("water plants") and 8 combination electric generation/water plants.

      REFI's larger water plants have underground pipelines that allow the plants to sell their water to a number of customers. Many of REFI's water plants also have the capability to sell their water to trucks for delivery to other customers. Only two of REFI's water plants are limited to selling water to a single customer.

      REFI's projects generally sell their electricity and drinking water output at prevailing market rates. There is no formal regulatory authority that reviews those prices or which has authority to set them. REFI's operating expenses, which are charged against the Egyptian Projects' cash flow, include development and administrative, operation and maintenance activities for all of its Egyptian Projects. To the extent possible, REFI's electricity sales provide for a pass-through cost as the price of diesel fuel changes.

      On December 30, 2001, the Fund, through REFI, purchased a 28% equity interest in Sinai Environmental Services S.A.E. ("Sinai"). As a result of further investments, Ridgewood Near East increased the equity interest in Sinai to 53% in 2002 and obtained control of all aspects of its operations. Ridgewood Near East is currently entitled to an additional equity interest in Sinai, in return for providing Sinai with certain machinery and equipment. At the time of the initial acquisition of Sinai, it had an outstanding loan from H.S.B.C. Bank, S.A.E. (formerly Egyptian British Bank) ("HSBC"). In December 2003, a dispute arose between Sinai and HSBC in connection with the outstanding loan. In the second quarter of 2005, HSBC and Sinai settled their dispute by agreeing on the extension and revised payment schedule. Sinai has remained in full compliance with the terms of the loan as modified by the parties' settlement.

      (iii) ZAP

      The Fund invested $2,050,000 in Ridgewood ZAP, LLC ("Ridgewood ZAP") in March 1999 as a wholly owned holding company for its investments in ZAP (formerly ZAPWorld.COM, Inc. and ZAP Power Systems, Inc.). As part of the $2,050,000 share purchase, the Fund also received a warrant to purchase additional shares of ZAP's common stock at a price between $3.50 and $4.50 per share. In June 1999, the Fund exercised the warrant and purchased 571,249 additional shares for approximately $2,000,000, or $3.50 per share. ZAP designs, assembles, manufactures and distributes electric vehicles, including automobiles, bicycle power kits, electric bicycles and tricycles, electric scooters, and other electric transportation vehicles. ZAP's common stock is quoted on the OTC Bulletin Board under the symbol "ZP". In the early part of 2001, the Fund agreed to sell to ZAP, and certain of its shareholders, the Fund's interest in ZAP in return for a $1,500,000 interest bearing promissory note (the "Ridgewood ZAP Note").

      On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the US Bankruptcy Court in Santa Rosa, California. On or about July 1, 2003, the Second Amended Plan for Reorganization became effective and the Ridgewood ZAP Note was converted into 994,500 shares of common stock in ZAP, as reorganized (the "Reorganized ZAP Shares"). When Reorganized ZAP Shares were issued to Ridgewood ZAP, as well as all other unsecured creditors who opted for an equity interest in the reorganized ZAP (as opposed to taking less than $.10 on the dollar for amounts owed by ZAP at the time of the bankruptcy filing), the Reorganized ZAP Shares were subject to a restriction on sales or transfers which was scheduled to be incrementally removed beginning the third quarter of 2003, on approximately 12% of the Reorganized ZAP Shares per quarter. As part of the reorganization, Ridgewood ZAP also received a warrant granting it the right to purchase 994,500 ZAP shares at a price of $1.07 per share.

      Upon the lifting of the transfer restrictions on the first set of the Reorganized ZAP Shares in September 2003, Ridgewood ZAP sold approximately 118,000 of those shares to a private individual for $1.00 per share, which represented a 10% discount off the then current public market price of ZAP shares. Thereafter, during the second and third quarters of 2004, Ridgewood ZAP distributed approximately 772,500 shares of the Reorganized ZAP Shares with a market value (as defined) of approximately $2,080,000 to the Fund's investors. The transfer restrictions on approximately 104,000 Reorganized ZAP Shares were removed in 2005. As of the date of this report, Ridgewood ZAP intends to sell these shares.

      In May 2004, Ridgewood ZAP exercised its rights under the warrant to purchase 994,500 shares at $1.07 per share. As an incentive to exercise the warrant it received in the reorganization, Ridgewood ZAP received a second warrant. Ridgewood ZAP exercised the second warrant in December 2004, with the purchase of 538,462 shares at a $3.25 per share. Ridgewood ZAP has been engaged in a program of sales of shares it purchased from the exercise of the warrants. It is expected that the sale of the remaining Reorganized ZAP Shares will be completed in the first quarter of 2006.

      In 1999, Mr. Swanson purchased a franchise to distribute ZAP's products in the eastern portion of Long Island, New York. See Item 13. Certain Relationships and Related Transactions for additional information.

      (iv)  Ridgewood US Hydro Corporation

      On November 22, 2002, the Fund and Power V acquired Ridgewood US Hydro Corporation (formerly Synergics, Inc.), which at the time owned a portfolio of seven existing hydroelectric generating plants located in California, Virginia, Rhode Island and New York (the "US Hydro Projects"). Except for one project (the Blackstone Project), as of December 31, 2005, all of the US Hydro Projects sold their electric output to local utilities pursuant to power contracts. The Blackstone project, in Rhode Island, is currently selling its output to the New England Independent System Operator (the "NE-ISO"). The US Hydro Projects are managed by Ridgewood Power Management ("RPM") with each US Hydro Project having a local RPM employee assigned to manage its day-to-day operations.

      At the time of the acquisition of Ridgewood US Hydro by the Fund and Power V, a note receivable from the US Hydro Project at New Lahontan ("New Lahontan") was subject to Bank of America debt. New Lahontan was owned and operated by the Truckee-Carson Irrigation District ("TCID"), which also owned the adjacent Old Lahontan Hydroelectric Power Plant ("Old Lahontan"). The Fund and Power V owned essentially a contractual right to payments from TCID based on New Lahontan's KWh production. Initially the Managing Shareholder believed that New Lahontan would be able to operate at high capacity factors and deliver power pursuant to a high-priced standard offer contract. After experiencing several months of operations at New Lahontan, it became clear that Old Lahontan's operation at full capacity prevented New Lahontan from operating at high capacity. In addition, New Lahontan and Old Lahontan only operate if water is released from the Lahontan Reservoir. Such releases, however, require the water to be diverted from the Truckee River, which adversely affects Pyramid Lake and the interests of those who own and use the lake. Lawsuits have been filed and litigated between TCID and the Pyramid Lake Indian Tribes over diversions from the Truckee River. As a result, in order to protect the divergent interests associated with, and reduce or minimize the water used from the Truckee River, TCID releases water pursuant to certain operating criteria and procedures adopted and enforced by the US Department of Interior, Bureau of Reclamation (the "Bureau"); the Bureau has been reducing the amount of water that can be released by TCID. Based on the number of parties and complicated nature of the relationships between those parties, the Managing Shareholder ultimately decided to negotiate a sale of its note receivable in New Lahontan to TCID. On March 31, 2004, the US Hydro Projects sold its interest in New Lahontan to TCID for $4,000,000, which was used to partially pay down the outstanding $5,650,000 balance of the Bank of America debt.

      In the fourth quarter of 2004, the US Hydro Projects', Blackstone and New England Power ("NEP") mutually agreed to terminate their 1989 power purchase agreement. As per the terms of the Termination and Release Agreement, Blackstone now has the right to sell its production of electricity to any party it chooses (as of December 31, 2005, the NE-ISO). In addition, beginning January 2005 NEP will pay Blackstone $16,000 per month through February 2010 and a lump sum payment of $1,000,000 on February 15, 2010 to compensate Blackstone for the cancellation of the fifteen years remaining on the original agreement.

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

      (iii) The US Hydro Projects

      The US Hydro Projects are qualifying facilities ("QFs") as defined in the Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA") and operate under power contracts with their local distribution utilities. Under the power contracts, the local utilities are obligated to purchase the contractual output of these Projects at formula prices. No separate payments are made for capacity and all payments under the power contracts are made for energy supplied. The US Hydro Projects are licensed or operated as "run-of-river" facilities, which means that the amount of water passing through the turbines is directly dependent upon the fluctuating flow of the river or stream. (Output of the US Hydro Projects is dependent upon rainfall and snowfall in the areas above the dams.) The US Hydro Projects have no meaningful ability to store water during high flows for use at low flow periods, and therefore, produce electric energy and sell it as generated at the fixed rates provided in the power contracts. The US Hydro Projects are not subject to fuel price changes. Output is generally lowest in the summer and highest in the spring and fall. RPM has assigned 3 full time employees to the US Hydro Projects.

      (iv)  Renewable Power Generated by the US Hydro Projects and UK Projects

      The US Hydro Projects and the UK Projects owned by the Fund are "renewable power" projects. "Renewable power" (often called "green power") is a catchphrase that includes projects (such as solar, wind, small hydroelectric, biomass, geothermal and landfill-gas) that do not use fossil fuels or nuclear fuels. Renewable power plants typically have high capital costs and often have total costs that are well above current total costs for new gas-turbine production.

      Because of the desire of governmental bodies to encourage use of renewable power as an alternative to fossil/nuclear plants, a number of incentive regimes have been established to make renewable power more competitive. As a result of RPS programs in the US, and the NFFO and RO Program in the UK, the Fund's Projects have generally been selling their electric output and the renewable or "green" credits associated with such electric power, in most cases, at a premium over current wholesale electric rates.

      (v)   General Considerations

      The major costs of operating a Project are fuel, taxes, maintenance, operating labor and debt service (if applicable). The ability to reduce operating interruptions and to have a Project's capacity available at times of peak demand is critical to the profitability of a Project. Accordingly, skilled management is a major factor in the Fund's business.

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

      Customers that accounted for more than 10% of the consolidated revenue to the Fund in each of the last three fiscal years are:

                                                            Calendar Year
                                                            -------------
                                                      2004      2003      2002
                                                      ----      ----      ----
             US Hydro Customers
                            Dominion                  14.4%     16.9%       --
                            PacifiCorp                22.4%     27.9%       --

             Ridgewood Near East Customers
                            Meridien Makadi Bay         --        --      20.6%
                            Pyramisa Sharm              --        --      10.1%

(4)   Competition.

      The independent power industry is considered to be mature and there are a large number of participants in the independent power industry. Several large corporations specialize in developing, building and operating independent power plants. Equipment manufacturers, including many of the largest corporations in the world, provide equipment and planning services and provide capital through finance affiliates. Many regulated utilities have organized subsidiaries or affiliates to participate in unregulated activities such as planning, development, construction and operating services or owning exempt wholesale generators or up to 50% of independent power plants. In addition, there are many smaller competitive firms whose businesses are conducted primarily on a regional or local basis. Many of these companies focus on limited segments of the cogeneration and independent power industry and do not provide a wide range of products and services. There is significant competition among non-utility producers, subsidiaries of utilities and utilities themselves in developing and operating energy-producing projects and in marketing the power produced by such projects. Since energy is an undifferentiated commodity, competition is based almost exclusively on price and ability to deliver. Given that the Projects may have higher cost structures than large nuclear or fossil-fueled facilities, they would need to compete on an alternative basis, such as their favorable environmental profile.

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

      (i) Energy Regulation.

      (A) PURPA. The enactment of Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA") and the adoption of regulations thereunder by Federal Energy Regulatory Commission ("FERC") provided incentives for the development of cogeneration facilities and small power production facilities meeting certain criteria. QFs under PURPA are generally exempt from the provisions of the Federal Power Act, as amended (the "FPA"), and, except under certain limited circumstances, from state laws regarding rate or financial regulation. In order to be a QF, a cogeneration facility must (a) produce not only electricity but also a certain quantity of heat energy (such as steam) which is used for a purpose other than power generation, (b) meet certain energy efficiency standards when natural gas or oil is used as a fuel source and (c) not be controlled or owned more than 50% by an electric utility or electric utility holding company. Other types of Independent Power Projects, known as "small power production facilities", can be QFs if they meet certain regulations such as capacity, primary energy source, and utility ownership.

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

      (B) The 1992 Energy Act. The Comprehensive Energy Policy Act of 1992 (the "1992 Energy Act") empowered FERC to require electric utilities to make available their transmission facilities to, and wheel power for, Independent Power Projects under certain conditions. The 1992 Energy Act is not expected to materially and adversely affect the Fund's business plan, though it may result in increased competition in the sale of electricity.

      (C) Energy Policy Act of 2005. The enactment of the Energy Policy Act of 2005 on August 8, 2005, has essentially repealed substantial portions of PURPA and the Public Utility Holding Company Act ("PUHCA"). Notwithstanding its impact on PURPA and PUHCA, the Energy Policy Act of 2005 is not expected to materially and adversely affect the Fund's business plan.

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

      Financial Information about Foreign and Domestic Operations and Export Sales.

      In 2004, 2003 and 2002, revenues were recorded from customers of the Ridgewood US Hydro Projects and Egypt Projects. The financial statements of the UK Projects and ZAP are not consolidated with those of the Fund and, accordingly, their revenues are not considered to be operating revenues. As of and for the years ended December 31, 2004, 2003 and 2002 revenue and property, plant and equipment from sources inside and outside the United States were as follows:

                                   2004                        2003                       2002
                        -------------------------   -------------------------   ------------------------
                            US           Egypt           US          Egypt          US          Egypt
                        -----------   -----------   -----------   -----------   ----------   -----------
Revenue                 $ 5,096,362   $ 5,488,617   $ 5,844,921   $ 4,399,763   $  371,345   $ 5,459,011
Property, plant
  and equiptment, net     1,691,859    18,985,309     1,734,015    20,867,386    1,777,647    31,214,014

  Employees.

      The Fund has no employees. The executive officers of the Fund described in
Item 10. Directors and Executive Officers of the Registrant, are not employees of the Fund but as officers of the Managing Shareholder have the duties and powers applicable to similar officers of a Delaware corporation in carrying out the Fund's business.

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

                            Ownership           Ground Lease   Approximate           Project
Projects   Location         Interests in Land   Expiration     Acreage of Land       Description
--------------------------------------------------------------------------------------------------------
Egyptian   17 sites in      Leased by               n/a        Less than 10,         Electric generation
           Egypt*           REFI**                             collectively          and/or water
                                                                                     desalinization

US Hydro   7 sites in the   Sites owned or          n/a        Less than 15,         Hydro-electric
           US***            leased on case by                  collectively          facilities
                            case basis.****

* All Egyptian sites are located on or near the Red Sea.

** Joint venture owned by Fund, Power V, and Egypt Fund.

*** Six US Hydro sites are located on the Eastern Seaboard and one in California

**** Joint venture equally owned by Fund and Power V.

                                                                             Engine Generator
                              No. of Projects           Locations            Sets (MW Capacity)
United Kingdom Projects(a)          31          22 in England and Scotland   50 (48.7MW)

(a) Including Projects owned by the UK operations of the Fund and those operated under the terms of the PowerBank arrangements.

Item 3. Legal Proceedings.

        None

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

   Holders

      As of  February  28,  2006,  there were 1,330  record  holders of Investor
Shares.

   Dividends

      The Fund made distributions as follows for the years ended December 31, 2004 and 2003:

                                               Year ended
                                              December 31,
                                            2004          2003
                                        -----------   -----------
Total distributions to Investors        $ 3,395,366   $ 1,316,418
Distributions per Investor Share              5,159         2,000
Distributions to Managing Shareholder        13,297        13,297

      The Fund's decision whether to make future distributions to Investors and their timing will depend on, among other things, the net cash flow of the Fund and retention of reasonable reserves as determined by the Fund to cover its anticipated expenses. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

Item 6. Selected Financial Data.

      The following data is taken from the financial statements presented elsewhere in this Annual Report on Form 10-K. See Item 8. Financial Statements and Supplementary Data.

                                               As of and for the Years Ended December 31,
                                ------------------------------------------------------------------------
                                    2004           2003           2002           2001           2000
                                ------------   ------------   ------------   ------------   ------------
Revenue (I)                     $ 10,584,979   $ 10,244,684   $  5,830,356   $  4,237,676   $  2,180,231
Net income (loss)(II)                645,138     (3,790,043)    (3,331,373)    (3,037,411)    (1,909,206)
Net assets
   (shareholders'
   equity) (III)                  25,251,013     27,713,091     36,315,970     39,313,776     46,091,190
Investments in
   property, plant
   and equipment (net
   of depreciation) (IV)          20,677,168     22,601,401     32,991,661     25,961,010     21,321,104
Total assets  (I) (V)             49,304,484     57,871,936     67,117,202     48,835,302     53,174,689
Long term debt (less current
  portion) (VI)                    3,558,451      4,722,403      8,002,169             --             --

      (I) Increase in revenue in 2003, investment in property, plant and equipment and total assets in 2002 due to acquisition of US Hydro in November 2002, as discussed in Note 3 to the Fund's Notes to Consolidated Financial Statements.

      (II) Increase in net income in 2004 due to gain on sale and distribution of ZAP securities and also due to decrease in write-down of Power Sales Contracts. Increase in net loss in 2001 due to write-off of investment in ZAP securities, as discussed in Note 3 to the Fund's Notes to Consolidated Financial Statements.

      (III) Decrease in shareholders' equity in 2003 due to unrealized loss on foreign currency related to Egypt investment.

      (IV) Decrease in investment in property, plant and equipment in 2003 due to write-down of Power Sales Contracts, as discussed in Note 2 to the Fund's Notes to Consolidated Financial Statements.

      (V) Decrease in total assets from 2004 to 2003 primarily due to decrease in notes receivable resulting from payment of notes receivable by TCID, deferred income tax, and electric power sales contract due to write-down of assets in power generation projects.

      (VI) Increase in long-term debt in 2002 due to introduction of term loan for Ridgewood Near East and US Hydro. Decrease in 2003 is due to decrease in Egypt pound currency denominated obligation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

      The following discussion and analysis should be read in conjunction with the Fund's financial statements and the notes thereto presented below. See Item
8. Financial Statements and Supplementary Data. Dollar amounts in this discussion are generally rounded to the nearest $1,000.

      In 2002, the Fund completed its acquisition of the Ridgewood US Hydro Projects and as a result, the Fund has consolidated the financial statements of the US Hydro Projects effective November 23, 2002.

      Through December 31, 1999, the Fund used the equity method of accounting for its investment in the Egypt Projects. Beginning in the first quarter of 2000, the Fund made additional investments and acquired majority ownership of certain Egypt Projects. As a result, effective January 1, 2000, the Fund has consolidated the financial statements of certain Egypt Projects. In the first quarter of 2002, the balance of the Egypt Projects were consolidated as a result of acquisition.

Outlook

      The adoption of the Renewable Portfolio Standards ("RPS") legislation in various states is indicative of the significant activity and movement in the industry, as well as at state and federal government, to increase the amount of renewable power that is supplied to utilities that serve end-use customers in such states. For example, in Massachusetts, legislation and regulations have been passed requiring such retail electric suppliers to have in their electric portfolio one (1%) from "new renewable power" for 2003. This renewable generation percentage requirement increases each year until the renewable generation amount equals four (4%) percent. New Jersey, Nevada, California and Connecticut have passed similar RPS legislation.

      Notwithstanding the development of a renewable energy market in many states, the general trends in the electric power industry have continued to reflect an attitude of caution and restraint. Throughout the United States, memories of the California energy crises, Enron Corp.'s bankruptcy, proceedings before the FERC regarding certain questionable practices of other energy producers and marketers, as well as the US and world economy and the Iraq War, have led many to call for a more regulated electric industry, with strict reporting requirements and cost of service regulation. However, many legislators, regulators and market participants have not disavowed deregulation.

      The Projects owned by the Funds' UK operations, which are not subject to the PowerBank arrangements, operate under long-term contracts with the Non-Fossil Fuels Purchasing Agency, a quasi-governmental agency. They enjoy a guaranteed price and market for their output and are not subject to price fluctuations for their fuel. The UK Projects are relatively unaffected by developments in the United Kingdom electricity markets, which included the introduction in 2001 of the New Electricity Trading Arrangements ("NETA"). NETA replaced the electricity pool with a competitive wholesale energy market. While NETA has not impacted the income stream for the UK Projects, the attendant disruption has caused a realignment and consolidation within the UK utility industry. The industry regulator, Office of Gas & Electricity Markets ("OFGEM"), monitors these developments on a continuous basis.

      The Egyptian Projects are developed at remote resort hotel sites on the Red Sea, which are distant from other electric and water sources. As a result, REFI is relatively unaffected by trends in the Egyptian water and power industry, which is concentrated along the Nile River and Mediterranean Coast. Prices for power and water delivered to the Egyptian Projects hotels in certain instances are based on contracted rates. Some arrangements are short-term and in other cases, hotels may attempt to renegotiate the terms of their arrangements. The market price for water not under contract varies depending on many factors, including fuel cost, availability of other sources of supply (primarily other desalination plants or the Nile River), demand (which is heavily dependant on temperature) and availability of transportation (primarily trucks and pipelines).

      In connection with the acquisition of US Hydro, the Fund and Power V, through a joint venture, purchased a note receivable from US Hydro for approximately $17 million. At the time, the joint venture intended to acquire US Hydro's nine hydroelectric plants by forgiving the then outstanding debt and $0.8 million of accrued interest, paying an additional $1 million to the shareholders of US Hydro, and paying up to an additional $1.7 million of US Hydro tax related but contingent tax liabilities that might be incurred as a result of a tax strategy. The then president of US Hydro agreed to vote the stock of US Hydro beneficially owned by him (approximately 69% of the voting stock) in favor of a merger or other corporate reorganization as specified by the Fund and Power V that materially complied with the provisions outlined above. After further negotiations, however, on November 22, 2002, through another joint venture owned in the same proportion as the joint venture that acquired the debt of US Hydro, the Fund and Power V acquired 100% of the outstanding stock of US Hydro through structured tax reorganization. As part of the tax structured reorganization, the former shareholders of US Hydro received 100% of the outstanding shares of a subsidiary of US Hydro in exchange for selling the stock of US Hydro to the Trust and the Growth Fund for a nominal amount.

      Additional trends affecting the independent power industry generally are described in Item 1. Business.

Significant Accounting Policies

      The Fund's plant and equipment is recorded at cost and is depreciated over its estimated useful life. The estimated useful lives of the Fund's plant and equipment range from 3 to 20 years. A significant decrease in the estimated useful life of a material amount of plant and equipment could have a material adverse impact on the Fund's operating results in the period in which the estimate is revised and in subsequent periods. The Fund evaluates the impairment of its long-lived assets based on projections of undiscounted cash flows at least annually or when events or changes in circumstances indicate that the carrying amounts of such assets may not be recoverable. Estimates of future cash flows used to test the recoverability of specific long-lived assets are based on expected cash flows from the use and eventual disposition of the assets. A significant reduction in estimated future cash flows may have a material adverse impact on the Fund's operating results and financial condition.

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

Results of Operations

The year ended December 31, 2004 compared to the year ended December 31, 2003

      Revenues  increased by  $340,000,  or 3.3%,  to  $10,585,000  in 2004,  as
compared to $10,245,000 in 2003. Revenues from the Egyptian Projects increased by approximately $1,089,000 primarily due to increase in water desalinization operations resulting from pickup in tourism in 2004, as compared to a drop-off in 2003 as a result of the war in Iraq. The US Hydro Projects' revenues declined $749,000 in 2004 due to lower output resulting from lower levels of precipitation.

      Cost of revenues for 2004 was $8,002,000, as compared to $7,142,000 for 2003, an increase of $860,000, or 12%. The cost of revenues for Egypt Projects increased by approximately $900,000 primarily due to increase in fuel and direct materials resulting from increase in 2004 operations. The US Hydro projects cost of revenues for 2004 was comparable to 2003.

      Gross Profit decreased by $519,000 or 16.7%, to $2,583,000 in 2004, from $3,102,000 in 2003. The decrease is mainly attributable to the US Hydro Projects, which experienced lower revenues in 2004, as noted above; US Hydro provided a gross profit of $2,129,000 as compared to $2,686,000 in 2003, a decrease of $557,000. Gross Profit from the Egyptian water desalinization operations was $1,265,000, an increase of $378,000 compared to 2003, in line with revenue growth. Gross Profit from the Egyptian power operations decreased $340,000 from 2003, a result of experiencing higher costs on lower revenues, as discussed above.

      General and administrative expenses increased $257,000 or 7.8%, to $3,045,000 in 2004 from $3,302,000 in 2003. The increase is primarily due to higher administrative costs at the Egypt Projects, which included $870,000 write-off of funds advanced to develop a new venture in Dubai partially offset by reversal of provision for local Egyptian sales and stamp taxes.

      The management fee of $823,000 was comparable to 2003.

      In 2004, the Fund recorded a gain of assets in power generation projects in the amount of $565,000 compared to a write-down of power generation projects of $2,495,000 in 2003. The 2004 gain includes an impairment write-down of $1,077,000 to an electric power sales contract in 2004, reflecting the termination of a US Hydro unit's power purchase agreement with a New England utility. This is partially offset by a gain of $1,642,000, which represents the present value of future payments due from the utility as a compensation for the lost revenues on the terminated contract. In 2003, the Fund recorded a write-down of $527,000 for certain assets acquired in the Sinai acquisition and an impairment of power sales contract for $1,902,000 due to decrease in future cash flow of certain US Hydro Projects resulting from the sale of the Fund's interest in the Lahontan notes and the exercise of certain rights of the off take party on various power agreements and the restructuring of power agreement at the Blackstone Project.

      In 2004, the Fund recorded a goodwill impairment charge of $661,000 compared to $556,000 in 2003. Goodwill, resulting from the deferred tax liability associated with the acquisition of US Hydro, was not supported by discounted future cash flow of the underlying projects to the extent of the impairment.

      Provision for bad debts decreased $494,000 to $42,000 in 2004 from $536,000 in 2003. The provision recorded for bad debts is attributable to the Egyptian operations.

      The Fund's loss from operations decreased by $3,187,000, from $4,610,000 in 2003 to $1,423,000 in 2004. The decrease primarily reflects the decrease in the write-down of power sales contracts (see above), partially offset by the increase in cost of revenues.

      Interest income was $20,000 in 2004, a reduction of $38,000 from the prior year, reflecting the sale of the US Hydro note receivable in early 2004.

      Interest expense decreased $171,000 to $690,000 in 2004 from $861,000 in 2003. The decrease is primarily due to the paydown of debt assumed in the U.S. Hydro acquisition and of the outstanding borrowings under the credit line executed by the Egypt projects in the third quarter of 2002.

      In 2004, the Fund recorded an equity loss of $552,000 from its investment in the UK Projects, compared to an equity loss of $627,000 in 2003. The decrease in equity loss is a result of the UK Projects experiencing increased revenues driven by increased capacity.

      The Fund recorded a gain on the sale of equipment of $6,000 in 2004 and a loss of $499,000 in 2003, as a result of the sale of certain equipment by the Egyptian operations.

      In 2004, the Fund recorded a gain on distributions and sales of ZAP securities for $2,419,000. This is due to a gain of $340,000 resulting from the sale of ZAP shares and a gain of $2,079,000 resulting from distribution of 772,500 ZAP shares to the Fund's investor shareholders.

      In 2004, the Fund recorded a net gain on sale of US Hydro note of $175,000. The gain represents $200,000 on the sale of the Lahontan note receivable held by the U.S. Hydro Projects, partially offset by legal fees of $25,000 incurred on the sale of the note. The notes receivable were paid by TCID, the proceeds of which were applied directly towards a reduction of the term loan of $3,800,000.

      Other income decreased by $182,000 from other income of $93,000 in 2003 to other expense of $90,000 in 2004. Other expenses in 2004, represents Egyptian foreign exchange loss resulting from purchase of equipment from various international third parties compared to gain on foreign exchange of $93,000 in 2003.

      In 2004, the Fund recorded an income tax benefit of $628,000 on behalf of the US Hydro Projects compared to $1,054,000 in 2003. The decrease in the 2004 income tax benefit is primarily attributable to the net decrease in the temporary difference in the book to tax basis of the US Hydro Projects. The Fund's Egyptian subsidiaries have a ten year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the years presented.

      Minority interest in the loss of subsidiary decreased by $1,332,000, from $1,484,000 in 2003 to $152,000 in 2004. The decrease is primarily due to the decrease in the impairment of intangibles and the increase in the gain on the sale of investment in ZAP securities. In addition, the decrease is also due to the Fund's obligation to fund the Sinai losses as the minority shareholder's share of accumulated losses exceeded the minority shareholder's equity in Sinai. Accordingly, the minority shareholder's equity has been reduced to zero and the reporting of Sinai's losses is fully absorbed by the Fund.

      The Fund's net income increased by $4,435,000 from a loss of $3,790,000 in 2003 to income of $645,000 in 2004. The increase in net income is primarily due to decrease in loss from operations of $3,187,000, increase in gain of $2,301,000 on sale and distribution of ZAP securities (see above) and decrease in loss from sale of property, plant and equipment of $505,000 partially offset by decrease in minority interest in loss of subsidiary of $1,332,000.

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

      Cost of revenues increased by $1,739,000, or 32%, to $7,142,000 in 2003, from $5,403,000 in 2002. This is primarily due to the increase in depreciation and amortization expense related to US Hydro Projects acquired in November 2002. In addition, as a result of review of impairment and change in circumstances, certain US Hydro Projects lives have been adjusted.

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

      Write-down of power generation projects increased by $2,197,000, from $298,000 in 2002 to $2,495,000 in 2003. The increase is primarily due to write-down of $527,000 for certain assets acquired in the Sinai acquisition and also due to the impairment of power sales contract of $1,902,000 as a result of a decrease in future cash flow of certain US Hydro Projects resulting from the exercise of certain rights of the off take party on various power agreements and the restructuring of power agreement at the Blackstone Project. In 2002, the Fund recorded a write-down of $298,000 for certain of its on-site plants in Egypt that were shut down or sold.

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

      The Fund's loss from operations increased by $1,749,000, or 61%, to $4,610,000 in 2003 from $2,861,000 in 2002. The increase in loss reflects the increase in the write-down of power generation projects, impairment of goodwill and general and administrative expenses, partially offset by the increase in gross profit.

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

      Minority interest in the loss of subsidiary increased by $283,000 or 24%, from $1,201,000 in 2002 to $1,484,000 in 2003. The increase is due to the Fund's impairment of goodwill and long-lived assets, partially offset by the increase in income tax benefit. In addition, the increase is also due to the Fund's obligation to fund the Sinai losses as the minority shareholder's share of accumulated losses exceeded the minority shareholder's equity in Sinai in 2003. Accordingly, the minority shareholder's equity in Sinai is reduced to zero and the reporting of Sinai's losses is fully absorbed by the Fund.

      The Fund's net loss increased $459,000 or 14% from a loss of $3,331,000 in 2002 to $3,790,000 in 2003, primarily reflecting the increase in the loss from operations offset by increase in income tax benefit.

Interim Periods

      The net income increased in second quarter of 2004 primarily due to gain on ZAP securities of $1,574,000.

      In third quarter of 2004, gross profit decreased primarily due to the decrease in revenue by $594,000 compared to the second quarter of 2004. In addition, the net income decreased in the third quarter of 2004 primarily attributable to the decrease in gain on ZAP securities from $1,574,000 in the second quarter of 2004 to $706,000 in the third quarter of 2004.

In the fourth quarter of 2004, the Fund recorded an expense of $870,000 for the write-down of advances to develop a new venture in Dubai. The write-down was recorded upon management's decision that the Fund would discontinue its efforts to develop operations in Dubai. In addition, during the fourth quarter of 2004, the Fund also recorded an impairment of goodwill of $661,000 as the goodwill resulting from the deferred tax liability associated with the acquisition of US Hydro, was not supported by discounted future cash flow of the underlying projects to the extent of impairment. This is partially offset by increase in gain on distribution and sale of ZAP securities of $139,000 during the fourth quarter of 2004 and a net gain of $564,713, reflecting an impairment to electric power sales contracts of $1,077,296 to write-down the carrying value of the pre-existing power purchase agreement to zero less $1,642,009 to recognize the present value of payments to be received beginning 2005.

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

      As a result of the change in the estimated life of certain electric power sales contracts, the Fund recorded an additional $630,000 of amortization expense in the fourth quarter of 2003. The Fund also recorded a $288,000 provision for bad debt from its Egyptian operations in the fourth quarter of 2003. This was partially offset by an increase in income tax benefit of $1,146,000 due to decrease in deferred tax liability of certain US Hydro Projects.

Liquidity and Capital Resources

      At December 31, 2004, the Fund had cash and cash equivalents of $769,000, a decrease of $33,000 as compared to December 31, 2003. The cash flows for the year 2004 were $2,439,000 provided by operating activities, $2,995,000 provided by investing activities, $5,472,000 used in financing activities and $6,000 gain to the effect of the exchange rate on cash and cash equivalents.

      In 2004 the Fund's operating activities generated cash of $2,439,000 compared to $2132,000 in 2003, a increase of $307,000 primarily due to increase in revenue.

      In 2004, investing activities provided $2,994,000 compared to $1,285,000 in 2003, an increase of $1,709,000. The increase is primarily due to $3,975,000 proceeds from the sale of the US Hydro note receivable and $1,404,000 proceeds from sale of ZAP securities. This is partially offset by additional investment of $2,814,000 in ZAP securities and $870,000 of advances to Ridgewood Dubai.

      In 2004, the Fund used $5,472,000 of cash in financing activities, a result of $4,892,000 (including $4,000,000 of proceeds received from sale of US Hydro note) used toward bank loan repayments and $1,330,000 used in distributions to shareholders. In 2003, the Fund used $3,308,000 of cash in financing activities, primarily the result of $1,978,000 used to repay bank loans and $1,330,000 used in distributions to shareholders.

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

      On June 26, 2003, the Managing Shareholder of the Fund, entered into a $5,000,000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, liens and provide guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000. During 2005, Wachovia Bank agreed to further extend the Managing Shareholder's Line of credit through September 30, 2006.

      The following schedule represents the Fund's total contractual obligations as of December 31, 2004:

                                    2005         2006        2007       2008         2009     Thereafter     Total
                                  ---------   ---------   ---------   ---------   ---------   ----------   ---------
Contractual Obligations:
Long-term debt
     Sinai                        $ 195,824   $ 233,741   $ 234,306   $ 324,300   $ 424,630   $  839,633   2,252,433
     REFI                           509,613     509,613     127,403           -           -            -   1,146,629
     US Hydro                       472,451     432,413     432,413           -           -            -   1,337,277
Minimum lease payment               685,000     695,000     700,000     710,000     720,500    5,495,977   9,006,477
Consulting agreement settlement      40,422      44,655      49,331      54,497      60,203      264,861     513,969

      During the third quarter of 2002, REFI executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately US $2,022,000), which will mature on March 31, 2007. The loan will be repaid in quarterly installments of 781,250 Egyptian pounds (approximately US $126,000) starting June 2003. Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (12.5% at December 31, 2004 and 2003).

      Sinai has outstanding loans and interest payable of 13,812,146 Egyptian pounds (approximately US $2,252,433). The loan bears interest at 11.0% per annum. The provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. As the loan has been in default since 1999, Sinai Company entered into a new agreement in April 2005 in order to resolve all issues, cure the default, and reschedule the installment payments of the debt. At December 31, 2005, Sinai was in compliance with the terms of the modified loan.

      Five of the US Hydro Project's hydro-electric power plants are financed by a term loan. The Fund has a choice of variable or fixed interest rates on the term loan. Variable rates are LIBOR (2.38% and 1.16% at December 31, 2004 and 2003, respectively) plus 1 3/4%, or the Lenders Corporate Base Rate plus 1/2%. At the Fund's option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1,000,000, for any period of time from two to seven years. Such fixed rate shall be based on the US Treasury note rate at the date of election plus 2 3/4%. The variable rate of 4.13% and 2.91% were the effective interest rates at December 31, 2004 and 2003, respectively. Although the Fund is current in its interest and principal payments, it is technically in default under the covenants of the term loan as a result of not providing its lender a copy of its current audited financial statements. As per the terms of the term loan agreement, the default does not allow the lender to accelerate or call the loan.

      This credit facility is collateralized by five hydroelectric plants and the notes receivable owned by the US Hydro Projects. As additional compensation to the lender, the Fund is required to pay to the lender an additional amount equal to 10% of the cash flow, as defined, of the financed projects plus 10% of any net proceeds, as defined, from the sale or refinancing of any of the financed projects. No additional interest payments were required for the years ended December 31, 2004 and 2003.

      Scheduled principal repayments of the Fund's long-term debt, as revised for the Sinai loan modification, are as follows:

                      Sinai         REFI         US Hydro       Total
            2005   $   195,824   $   509,613   $   472,451   $ 1,177,888
            2006       233,741       509,613       432,413     1,175,766
            2007       234,306       127,403       432,413       794,121
            2008       324,300             -             -       324,300
            2009       424,630             -             -       424,630
      Thereafter       839,633             -             -       839,633
                   -----------------------------------------------------
           Total   $ 2,252,433   $ 1,146,629   $ 1,337,277   $ 4,736,339

      The UK Projects have collateralized long-term debt, without recourse to the Fund, with scheduled principal payments as follows:

       Year Ended     Scheduled
      December 31,     Payment
      ------------   ------------

      2005           $  1,892,775
      2006              2,103,156
      2007              2,261,900
      2008              2,294,536
      2009              2,480,536
      Thereafter       11,924,984
                     ------------
      Total          $ 22,957,887
                     ============

      The  long-term  debt is repayable in semi annual  installments  each March
31st and September 30th through September 30, 2014. $9,419,280 of the outstanding debt bears interest at 7.08%, while $9,264,397 of the outstanding debt bears interest at 7.73% and $4,274,210 bears interest at LIBOR plus 1.31% (5.93% at December 31, 2004). The notes are collateralized by substantially all of the assets of the projects and the credit agreement requires that a debt service coverage ratio of 1.3 to 1 (as defined) be maintained as well as certain other ratios. At December 31, 2005, the UK Projects outstanding debt was current and in good standing with its bank.

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

      Commencing in 2002, Ridgewood UK began to develop and construct expansion of certain existing facilities in order to take advantage of the RO programs. As Ridgewood UK required financing to maintain its expansion, it was decided to raise the necessary financing from affiliates. Accordingly, Ridgewood Power formed Ridgewood Renewable PowerBank LLC ("PB I") and began offering shares in the fourth quarter of 2002. During the second quarter of 2003, Ridgewood Power formed Ridgewood Renewable PowerBank II LLC ("PB II"); in the third quarter of 2003, Ridgewood Power formed Ridgewood Renewable PowerBank III LLC ("PB III") and during the third quarter of 2004, Ridgewood Power formed Ridgewood Renewable PowerBank IV LLC ("PB IV"). Shortly after the formation of PBI, PBII, PBIII and PBIV (collectively, the "PowerBank Funds"), all affiliates of Ridgewood UK, the offering period began for each respective PowerBank Fund. The proceeds raised by PowerBank Funds, less the offering costs incurred by the PowerBank Funds, were initially provided to Ridgewood UK in the form of construction advances.

      As of December 31, 2004, Ridgewood UK received construction advances of $53,770,169 from the PowerBank Funds with the expectation to develop 29 projects with an operating capacity of 37.6 MW. The following table reflects the construction advances and anticipated development per PowerBank Fund as of December 31, 2005.

               Offering         Net Funds       Anticipated     Anticipated
                Period        Available For   No. of Projects     Capacity
     Fund   Ended (Closed)   Construction *   to be Developed       (MW)
    -----------------------------------------------------------------------
      PBI      Apr 2003      $    9,478,645          5                7
     PBII      Jun 2003          16,227,833         10             11.6
    PBIII      Mar 2004          18,880,696         11               13
     PBIV      Nov 2004           9,182,995          3                6
    -----------------------------------------------------------------------
    Total                    $   53,770,169         29             37.6
    -----------------------------------------------------------------------
      * In original $US, not impacted by currency translation

      During the construction phase, Ridgewood UK will pay construction period interest at a rate of 10% on the construction period advances to the PowerBank Funds for each respective project. Upon completion of construction and commencement of operations of a project ("commissioning"), construction period interest charges will cease, each respective facility site will be sold to the respective PowerBank Fund at a predetermined price ((pound)850,000 per MW), and said project will be leased back to Ridgewood UK subject to a 10 year minimum lease pursuant to sale-lease back agreements. Accordingly, the outstanding construction advances will convert to capital leases, determined on a project by project basis. The minimum term of the respective capital leases will run for 10 years and are payable in quarterly installments at a rate of 12% with no guaranteed residuals. At December 31, 2004, capital lease obligation principal are as follows:

      Year Ended
      December 31,           Repayment
      ------------         ------------
      2005                 $  1,829,552
      2006                    1,976,045
      2007                    2,175,496
      2008                    2,429,685
      2009                    2,740,147
      Thereafter             14,332,141
                           ------------
      Total                $ 25,483,070
                           ============

      Two of the US Hydro Projects hydroelectric plants have leased the site at its facility under a long term lease which terminates in 2024. Rent expense for the years ended December 31, 2004, 2003 and the period November 23, 2002 to December 31, 2002 was $794,720, $794,720 and $12,083, respectively.

Minimum lease payments are as follows:

      2005                           $   685,000
      2006                               695,000
      2007                               700,000
      2008                               710,000
      2009                               720,500
      Thereafter                       5,495,977
                                     -----------
      Total Minimum Lease Payments   $ 9,006,477
                                     ===========

      The Fund has certain other leases that require contingent payments based upon a percentage of annual gross revenue of the hydroelectric plant less any taxes or other fees paid to the lessors. There are no minimum rents required and these commitments are not included in the amounts presented above. Rent expense for these hydroelectric plants for the years ended December 31, 2004, 2003 and the period November 23, 2002 to December 31, 2002 was $6,045, $6,982 and $451, respectively.

      In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability in 2003 by discounting the future payments at the rate of 10% resulting in total liability of $513,969 as of December 31, 2004.

      Schedule of future discounted principal payments are as follows:

                      Year Ended
                      December 31,                Payment
                      ------------              -----------
                          2005                  $    40,422
                          2006                       44,655
                          2007                       49,331
                          2008                       54,497
                          2009                       60,203
                          Thereafter                264,861
                                                -----------
                          Total                 $   513,969
                                                ===========

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

      The Fund's 2004 long-term debt includes approximately 79.7% of debt on a fixed rate and 20.3% on variable rate. This is consistent with the Fund's approach to matching the Fund's assets and liabilities. The following schedule summarizes the interest rate risk by stating the effective interest rate at balance sheet date.

                                     Variable         Fixed       Average interest rate
                                  Interest rate   Interest rate        Variable            Fixed
                                  --------------------------------------------------------------
       2004
Long-term debt (1)
               Sinai              $           -   $   2,252,433                -            11.0%
               REFI                           -       1,146,629             12.5%              -
               US Hydro               1,337,277               -              4.1%              -
               UK Projects (2)        4,274,210      18,683,677              5.9%            7.4%

       2003
Long-term debt (1)
               Sinai                          -       2,313,803                -            11.0%
               REFI                           -       1,642,583             12.5%              -
               US Hydro               5,650,000               -              2.9%              -
               UK Projects (3)        3,874,962      18,881,100              5.5%            7.4%

      (1) The amounts above include the total long-term debt of the UK Projects. The Fund owns a 30% interest in the UK Projects through a joint venture with Power V and accounts for this investment using the equity method (see Note 2 of the financial statements presented elsewhere in this Annual Report on Form 10-K).

      (2) UK Projects include fixed interest rate on outstanding debt of $9,419,280 at 7.08% and $9,264,397 at 7.73%.

      (3) UK Projects include fixed interest rate on outstanding debt of $9,698,121 at 7.08% and $9,182,979 at 7.73%.

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

                                    December 31, 2004       December 31, 2003
                                 Expected Maturity Date   Expected Maturity Date
                                         2005                     2004
                                 ----------------------   ----------------------
                                        (US $)                   (US $)
Bank Deposits and Certificates
  of Deposit                           $ 77,000                 $ 55,000
Average interest rate                      1.07%                    1.07%

                                        (US $)                   (US $)
Bank Deposits denominated in
  Egyptian Pounds                      $692,000                 $747,000
Average interest rate                       7.0%                     7.0%

Item 8. Financial Statements and Supplementary Data.

A. Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm .................................................            F-2
Report of Independent Registered Public Accounting Firm .................................................            F-3
Consolidated Balance Sheets at December 31, 2004 and 2003 ...............................................            F-4
Consolidated Statements of Operations for the three years ended December 31, 2004 .......................            F-5
Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2004 ..            F-6
Consolidated Statements of Comprehensive Loss for the three years ended December 31, 2004 ...............            F-6
Consolidated Statements of Cash Flows for the three years ended December 31, 2004 .......................            F-7
Notes to Consolidated Financial Statements ..............................................................    F-9 to F-24

             Report of Independent Registered Public Accounting Firm

Managing Shareholder and Shareholders
The Ridgewood Power Growth Fund

We have audited the accompanying consolidated balance sheets of The Ridgewood Power Growth Fund (the "Fund") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders' equity (deficit), comprehensive income (loss) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the 2004 and 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ridgewood Power Growth Fund as of December 31, 2004 and 2003 and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Perelson Weiner LLP

New York, New York
January 31, 2006

             Report of Independent Registered Public Accounting Firm

To the Shareholders of
The Ridgewood Power Growth Fund:

In our opinion, the accompanying consolidated statements of operations, comprehensive loss, changes in shareholders' equity and cash flows for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Ridgewood Power Growth Fund and its subsidiaries (the `Fund"), for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
May 29, 2003

The Ridgewood Power Growth Fund
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                 December 31,
                                                                         ----------------------------
                                                                            2004            2003
                                                                         ------------    ------------
Assets:
Cash and cash equivalents                                                $    768,634    $    801,233
Accounts receivable, net of allowance of $148,649 and
  $105,106 in 2004 and 2003, respectively                                   1,159,434       1,055,229
Current portion of notes receivable                                           131,399       4,269,020
Due from affiliates                                                         2,084,990       2,491,141
Deferred income taxes                                                               -       1,435,129
Inventories                                                                   563,470         481,942
Prepaid expenses and other current assets                                     559,003         197,638
                                                                         ------------    ------------
      Total current assets                                                  5,266,930      10,731,332
                                                                         ------------    ------------
Investments:
United Kingdom Landfill Gas Projects                                        2,334,069       3,710,032
Investment in ZAP securities                                                1,750,000               -
                                                                         ------------    ------------
      Total investments                                                     4,084,069       3,710,032
                                                                         ------------    ------------
Property, plant and equipment:
Plant and equipment                                                        26,190,582      25,493,317
Construction in progress                                                       58,823         598,880
Office equipment                                                              747,865         792,878
                                                                         ------------    ------------
                                                                           26,997,270      26,885,075
Accumulated depreciation                                                   (6,320,102)     (4,283,674)
                                                                         ------------    ------------
                                                                           20,677,168      22,601,401
                                                                         ------------    ------------

Electric power sales contracts                                             16,221,303      17,558,501
Accumulated amortization                                                   (3,132,121)     (1,888,661)
                                                                         ------------    ------------
                                                                           13,089,182      15,669,840
                                                                         ------------    ------------

Notes receivable, less current portion                                      1,635,722               -
Other assets                                                                   59,475           6,186
Goodwill                                                                    4,491,938       5,153,145
                                                                         ------------    ------------

      Total assets                                                       $ 49,304,484    $ 57,871,936
                                                                         ============    ============
Liabilities and shareholders' equity:
Accounts payable                                                         $    545,150    $    604,112
Accrued expenses                                                              591,046         676,490
Current portion of long-term debt                                           1,177,888       4,883,983
Due to affiliates                                                           2,999,627       1,888,394
                                                                         ------------    ------------
      Total current liabilities                                             5,313,711       8,052,979

Long-term debt, less current portion                                        3,558,451       4,722,403
Other liabilities                                                             542,829         513,969
Deferred rent                                                                 259,440         134,720
Deferred income taxes, net                                                  3,587,267       5,826,098
Minority interest                                                          10,791,773      10,908,676
                                                                         ------------    ------------
      Total liabilities                                                    24,053,471      30,158,845
                                                                         ------------    ------------
Commitments and contingencies

Shareholders' equity (deficit):
Shareholders' equity (658.1067 investor shares issued and outstanding)     25,472,553      27,995,283
Managing shareholder's accumulated deficit (1 management
  share issued and outstanding)                                              (221,540)       (282,192)
                                                                         ------------    ------------
      Total shareholders' equity                                           25,251,013      27,713,091

                                                                         ------------    ------------

      Total liabilities and shareholders' equity                         $ 49,304,484    $ 57,871,936
                                                                         ============    ============

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                               For The Year Ended December 31,
                                                                      ------------------------------------------------
                                                                          2004              2003              2002
                                                                      ------------      ------------      ------------
Revenues                                                              $ 10,584,979      $ 10,244,684      $  5,830,356

Cost of revenues, including depreciation and
   amortization of $3,558,992, $3,628,238 and
   $2,076,939 in 2004, 2003 and 2002, respectively                       8,001,592         7,142,351         5,403,596
                                                                      ------------      ------------      ------------

Gross profit                                                             2,583,387         3,102,333           426,760
                                                                      ------------      ------------      ------------
Other operating expenses:
   General and administrative expenses                                   3,045,278         3,302,304         2,029,485
   Management fee to the managing shareholders                             822,633           822,633           822,633
   (Gain) write-down of assets in power generation projects, net          (564,713)        2,495,178           297,652
   Impairment of goodwill                                                  661,207           555,502                 -
   Provision for bad debts                                                  41,906           536,472           138,233
                                                                      ------------      ------------      ------------
      Total other operating expenses                                     4,006,311         7,712,089         3,288,003
                                                                      ------------      ------------      ------------

Loss from operations                                                    (1,422,924)       (4,609,756)       (2,861,243)
                                                                      ------------      ------------      ------------

Other income (expense):
   Interest income                                                          20,073            58,395            59,678
   Interest expense                                                       (689,436)         (860,659)         (987,602)
   Equity interest in loss from:
      United Kingdom Landfill Gas Projects                                (552,489)         (627,057)         (845,164)
      Sinai Environmental Services                                               -                 -           (37,287)
   Gain (loss) on sale of property, plant and equipment                      5,693          (499,443)                -
   Gain on distribution and sale of investment
      in ZAP securities                                                  2,419,281           117,980                 -
   Gain on sale of US Hydro note                                           174,631                 -                 -
   Other (expense) income                                                  (89,614)           92,839           152,314
                                                                      ------------      ------------      ------------
      Total other income (expense), net                                  1,288,139        (1,717,945)       (1,658,061)
                                                                      ------------      ------------      ------------

Loss before income taxes and minority interest                            (134,785)       (6,327,701)       (4,519,304)

Income tax (benefit) expense                                              (627,652)       (1,053,744)           12,622
                                                                      ------------      ------------      ------------

Income (loss) before minority interest                                     492,867        (5,273,957)       (4,531,926)

Minority interest in the loss of subsidiaries                              152,271         1,483,914         1,200,553
                                                                      ------------      ------------      ------------

Net income (loss)                                                     $    645,138      $ (3,790,043)     $ (3,331,373)
                                                                      ============      ============      ============

Managing Shareholder - Net income (loss)                              $     70,935      $    (37,900)     $    (33,314)
                                                                      ============      ============      ============

Shareholders - Net income (loss)                                      $    574,203      $ (3,752,143)     $ (3,298,059)
                                                                      ============      ============      ============

Net income (loss) per investor share                                  $        873      $     (5,701)     $     (5,011)
                                                                      ============      ============      ============

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
--------------------------------------------------------------------------------

                                                                                              Total
                                                                          Managing       Shareholders'
                                                        Shareholders     Shareholder    Equity (Deficit)
                                                       -------------    ------------    ----------------
Shareholders' equity (deficit), January 1, 2002         $ 39,479,962    $   (166,186)   $     39,313,776

Foreign currency translation adjustment                      330,231           3,336             333,567

Net loss                                                  (3,298,059)        (33,314)         (3,331,373)
                                                       -------------    ------------    ----------------
Shareholders' equity (deficit), December 31, 2002         36,512,134        (196,164)         36,315,970

Cash distributions                                        (1,316,418)        (13,297)         (1,329,715)

Foreign currency translation adjustment                   (3,448,290)        (34,831)         (3,483,121)

Net loss                                                  (3,752,143)        (37,900)         (3,790,043)
                                                       -------------    ------------    ----------------
Shareholders' equity (deficit), December 31, 2003         27,995,283        (282,192)         27,713,091

Cash distributions                                        (1,316,407)        (13,297)         (1,329,704)

Distribution of ZAP securities                            (2,078,959)              -          (2,078,959)

Foreign currency translation adjustment                      298,433           3,014             301,447

Net income                                                   574,203          70,935             645,138
                                                       -------------    ------------    ----------------
Shareholders' equity (deficit), December 31, 2004       $ 25,472,553    $   (221,540)   $     25,251,013
                                                       =============    ============    ================

The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive Income (Loss)
--------------------------------------------------------------------------------

                                                                For The Year Ended December 31,
                                                       -------------------------------------------------
                                                           2004             2003              2002
                                                       -------------    ------------    ----------------
Net income (loss)                                      $     645,138    $ (3,790,043)   $     (3,331,373)

Foreign currency translation adjustment                      301,447      (3,483,121)            333,567
                                                       -------------    ------------    ----------------
Comprehensive income (loss)                            $     946,585    $ (7,273,164)   $     (2,997,806)
                                                       =============    ============    ================

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements Of Cash Flows
--------------------------------------------------------------------------------

                                                                          For The Year Ended December 31,
                                                                     -----------------------------------------
                                                                        2004            2003           2002
                                                                     -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss)                                                    $   645,138    $(3,790,043)   $(3,331,373)
                                                                     -----------    -----------    -----------
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
   Non-cash adjustments to acquired assets and
      assumed liabilities, net                                                 -       (371,531)             -
   Depreciation and amortization                                       3,558,992      3,628,238      2,076,939
   Writedown of Ridgewood Dubai advances                                 869,629              -              -
   Provision for bad debts                                                41,906        536,472        138,233
   (Gain) writedown of assets in power generation projects, net         (564,713)     2,495,178        297,652
   Impairment of goodwill                                                661,207        555,502              -
   Minority interest in loss of subsidiaries                            (152,271)    (1,483,914)    (1,200,553)
   Equity interest in loss of United Kingdom Landfill Gas Projects       552,489        627,057        845,164
   Equity interest in loss of Sinai Environmental Services                     -              -         37,287
   Gain on distribution and sale of investment in ZAP securities      (2,419,281)      (117,980)             -
   (Gain) loss on sale of equipment                                       (5,693)       499,443              -
   Gain on sale of US Hydro note, net                                   (174,631)             -              -
   Changes in assets and liabilities, net of acquired businesses:
      Increase in accounts receivable                                   (139,279)      (232,149)      (355,234)
      Increase in inventories                                            (76,135)      (305,254)      (169,126)
      (Increase) decrease in other current assets                       (354,764)        15,069        145,661
      (Increase) decrease in other assets                                (53,238)        57,152       (126,435)
      Decrease in accounts payable                                       (65,581)      (120,502)      (940,911)
      (Decrease) increase in accrued expenses                            (85,443)        89,256      1,517,352
      Increase in due to/from affiliates, net                            919,948        719,157         94,126
      (Decrease) increase in other liabilities                           (40,423)       513,969              -
      Increase in deferred rent                                          124,720        134,720              -
      Decrease in deferred income taxes                                 (803,702)    (1,317,678)             -
                                                                     -----------    -----------    -----------
         Total adjustments                                             1,793,737      5,922,206      2,360,155
                                                                     -----------    -----------    -----------
            Net cash provided by (used in) operating activities        2,438,875      2,132,162       (971,218)
                                                                     -----------    -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                                 (317,382)      (360,010)    (1,067,390)
   Proceeds from sale of equipment                                       108,623        388,989              -
   Collections from notes receivable                                     464,473        200,000              -
   Proceeds from sale of note receivable, net                          3,974,631              -              -
   Investment in ZAP securities                                       (2,814,115)             -              -
   Proceeds from sale of investment in ZAP securities                  1,404,437        117,980              -
   Advances to Ridgewood Dubai                                          (869,629)             -              -
   Investment in United Kingdom Landfill Gas Projects                          -              -         (4,491)
   Distributions from United Kingdom Landfill Gas Projects             1,043,377        938,088              -
   Cash paid for acquisition of Sinai Environmental Services                   -              -       (981,267)
   Cash received in acquisition of US Hydro Projects, net                      -              -      2,261,686
                                                                     -----------    -----------    -----------
      Net cash provided by investing activities                        2,994,415      1,285,047        208,538
                                                                     -----------    -----------    -----------

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements Of Cash Flows - Continued
--------------------------------------------------------------------------------

                                                                          For The Year Ended December 31,
                                                                     -----------------------------------------
                                                                        2004            2003           2002
                                                                     -----------    -----------    -----------
Cash flows from financing activities:
   Repayments under bank loan                                         (4,892,408)    (1,978,353)      (554,008)
   Borrowings under bank loan                                                  -              -      2,688,172
   Short term advances from/to affiliates, net                           750,000              -     (1,505,244)
   Cash distributions to shareholders                                 (1,329,704)    (1,329,715)             -
                                                                     -----------    -----------    -----------
      Net cash (used in) provided by financing activities             (5,472,112)    (3,308,068)       628,920
                                                                     -----------    -----------    -----------

Effect of exchange rate on cash and cash equivalents                       6,223       (227,811)         5,347
                                                                     -----------    -----------    -----------

Net decrease in cash and cash equivalents                                (32,599)      (118,670)      (128,413)
Cash and cash equivalents, beginning of year                             801,233        919,903      1,048,316
                                                                     -----------    -----------    -----------
Cash and cash equivalents, end of year                               $   768,634    $   801,233    $   919,903
                                                                     ===========    ===========    ===========

Supplemental Disclosures:
Dividend receivable                                                            -    $   342,756              -
Operating assets and liabilities included in business
   acquisitions,including purchase price adjustments:
Accounts receivable                                                            -              -    $   780,137
Deferred income tax assets                                                     -      1,435,129              -
Electric power sales contracts                                                 -      1,649,822              -
Goodwill                                                                       -      5,708,647              -
Notes receivable                                                               -              -      6,749,822
Other assets                                                                   -              -        248,478
Loans payable                                                                  -              -     10,898,473
Accounts payable and accrued expenses                                                 1,100,000      1,766,868
Deferred income tax liabilities                                                       7,143,776              -

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                            Page 1
--------------------------------------------------------------------------------

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

Use of estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Fund to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Fund evaluates its estimates, including provision for bad debts, carrying value of investments, amortization/depreciation of plant and equipment and intangible assets, and recordable liabilities for litigation and other contingencies. The Fund bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

New Accounting Standards and Disclosures

SFAS 143

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The Fund adopted SFAS 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

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

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                            Page 2
--------------------------------------------------------------------------------

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

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions ("Opinion 29"), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Fund adopted SFAS 153 effective June 15, 2005, with no material impact on the consolidated financial statements.

Significant Accounting Policies

Cash and cash equivalents

The Fund considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts. Cash balances with bank exceeded insured limits by $692,000 at December 31, 2004.

Accounts receivable

Trade receivables are recorded at invoice price and do not bear interest. The Fund recorded an allowance for doubtful accounts of $148,649 and $105,106 in 2004 and 2003, respectively, based upon historical write-off experience, evaluation of customer credit condition and the general economic status of the customer. For the years ended December 31, 2004, 2003 and 2002, the Fund
recorded   provision   for  bad  debts  of  $41,906,   $536,472  and   $138,233,
respectively.

Inventories

Inventories consist of spare parts, consumable products, fuel, goods-in-transit and finished goods of the Egypt operations. Inventories are stated at the lower of cost and net realizable value. Ridgewood Near East changed the inventory cost method from first-in-first-out (FIFO) to the moving average method during the second quarter of 2004. The effect on the

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                            Page 3
--------------------------------------------------------------------------------

inventory value and cost of revenues resulting from the change is immaterial. Net realizable value is the estimated selling price in the ordinary course of business, less the costs of completion and selling expenses. An allowance is established for slow moving items on the basis of management's review and assessment of inventory movements.

At December 31, 2004 and 2003, the inventories were as follows:

                                         December 31,
                                       2004       2003
                                    ---------   ---------
Spare parts and consumables         $ 532,626   $ 428,273
Fuel                                   30,844      23,822
Goods-in-transit                            -      16,286
Finished goods                              -      13,561
                                    ---------------------
Total inventories                   $ 563,470   $ 481,942
                                    ---------------------

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

Foreign currency translation

The consolidated financial statements of the Fund's non-United States subsidiaries utilize local currency as their functional currency and are translated into United States dollars using current rates of exchange; gains or losses on conversion are included in the foreign currency translation adjustment account in the shareholders' equity section of the Consolidated Balance Sheets.

On January 30, 2003, the Egyptian government discontinued the regulation of its monetary currency rate and decided to allow the currency rate to float. As a result of this change in policy, the Egyptian pound decreased 15% against the US dollar on January 30, 2003. As of December 31, 2003, the Fund's investment in the Egyptian operations decreased by approximately 27% due to the decrease in the exchange rate from January 1, 2003 through December 31, 2003. For the period of January 1, 2004 through December 31, 2005 the Egyptian pound increased approximately 4.9% against the US dollar. The cumulative foreign currency translation adjustment which represents total accumulated other comprehensive loss and is included in shareholders' equity at December 31, 2004 and 2003 amount to a loss of $8,253,824 and $8,555,271, respectively.

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

Goodwill represents the excess cost over fair value of the net assets of purchased businesses. Goodwill and long-lived assets are assessed annually for impairment in the first quarter of each year or more frequently if impairment indicators arise, based on the fair value. To perform annual goodwill impairment testing, the Fund compared the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded. Fair values are determined by taking into account future estimated discounted cash flows which are based on detailed cash flow forecast of each reporting unit at the estimated cost of capital of approximately 6.9% for 2004.

The Fund performed its annual impairment evaluation, which resulted in goodwill impairment expense of approximately $661,000 and $556,000 for the years ended December 31, 2004 and 2003, respectively. In addition, long-lived assets were impaired for $0 and approximately $1,902,000 which is included in write-down of assets in power generation projects, for the years ended December 31, 2004 and 2003, respectively. Goodwill, resulting from the deferred tax liability associated with the acquisition of US Hydro, was not supported by discounted future cash flow of the underlying projects to the extent of impairment. The impairment of long-lived assets impacting the loss from operations is primarily due to decrease in future undiscounted cash flow of certain US Hydro projects resulting from the exercise of certain rights of the off take party on various power agreements and the restructuring of power agreement at the Blackstone Project. All of the impairments relate to assets included in the Fund's Power segment. At December 31, 2004 and 2003, the gross and net amount of intangible assets were:

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                            Page 4
--------------------------------------------------------------------------------

                                                   2004           2003
                                              -------------   ------------
    Amortized intangibles:
      Electric power sales contracts - gross  $  16,221,303   $ 17,558,501
        Less accumulated amortization
          expense                                 3,132,121      1,888,661

      Electric power sales contracts - net    $  13,089,182   $ 15,699,840

    Unamortized intangibles:
      Goodwill                                $   4,491,938   $  5,153,145

Electric power sales contract is being amortized over the duration of the contracts (from 4 to 22 years) on a straight-line basis. During the years ended December 31, 2004, 2003 and 2002, amortization expense was $1,503,362, $1,806,414 and $82,247, respectively. The Fund expects to record amortization expense during the next five years as follows:

                  Year Ended
                  December 31,             Amortization
                  ------------             ------------
                  2005                     $  1,351,486
                  2006                        1,049,158
                  2007                          919,589
                  2008                          870,665
                  2009                          756,509

Plant and equipment

Plant and equipment, consisting principally of electrical generating equipment and water desalinization facilities, are stated at cost. Major renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures that increase the efficiency of the assets are expensed as incurred.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which vary from 3 to 20 years with a weighted average of 13 and 17 years at December 31, 2004 and 2003, respectively. During the years ended
December 31, 2004, 2003 and 2002, depreciation expense was $2,055,630, $1,821,824 and $1,994,692, respectively.

Income taxes

The Fund's Egyptian subsidiaries have ten year income tax holidays that expire in 2008 through 2010. Accordingly, no provision has been made for Egyptian income taxes in the accompanying consolidated financial statements.

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

Investment in securities

The Fund has classified its marketable equity securities as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax (if any), reported in a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary are included in other income.

Supplemental cash flow information

Total interest paid during the years ended December 31, 2004, 2003 and 2002 was $595,466, $807,735 and $1,057,866 respectively.

In 2004, the Fund distributed 772,500 shares of ZAP common stock with a fair value of $2,078,959 to its investor shareholders.

For the years ended December 31, 2004 and 2003, the Fund paid income taxes of $102,285 and $166,920, respectively.

Significant Customers

The Fund's largest customers accounted for 22.4% and 14.4% of revenue in 2004, 27.9% and 16.9% of revenue in 2003 and 20.6% and 10.1% of revenue in 2002.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                            Page 5
--------------------------------------------------------------------------------

Reclassification

Certain items in previously issued financial statements have been reclassified for comparative purposes. This had no effect on net income (loss).

3. Projects

The Fund is comprised of several projects summarized as follows:

                                               Accounting     Percent
                                                Method       Ownership
                                            ---------------------------
   Egypt Projects                            Consolidation       68.1%
   US Hydro Projects                         Consolidation       70.8%
   United Kingdom Landfill Gas Projects             Equity       30.0%

Egypt Projects

In 1999, the Fund and Ridgewood Electric Power Trust V ("Trust V") jointly formed Ridgewood Near East Holdings LLC ("Ridgewood Near East") to develop electric power and water purification plants for resort hotels in Egypt. In 2000, the Fund made additional investments and acquired majority ownership of Ridgewood Near East which wholly owns Ridgewood Egypt For Infrastructure, LLC ("REFI"). The Fund and Trust V own Ridgewood Near East in proportion to the capital they contributed, net of distributions and allocated profits and losses. Accordingly, the Fund has consolidated the financial statements of Ridgewood Near East since 2000. In 2001, Ridgewood/Egypt Fund ("Egypt Fund"), an affiliate of Trust V and the Fund, made contributions to Ridgewood Near East in exchange for a minority interest. At December 31, 2004 and 2003, the Fund owns 68.1% of Ridgewood Near East. Trust V and the Egypt Fund's interests in Ridgewood Near East are presented as minority interest in the consolidated balance sheets and consolidated statements of operations.

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

On December 30, 2001, Ridgewood Near East, through REFI, purchased a 28% equity interest in Sinai Environmental Services S.A.E. ("Sinai"), a 1,585,000 gallons per day water desalinization plant, for 4,999,800 Egyptian pounds (approximately US $1,087,000 in 2001). At December 31, 2001, the Fund accounted for this investment under the equity method of accounting because it had the ability to exercise significant influence, but not control. In February of 2002, the Fund made an additional investment of 4,379,637 Egyptian pounds (approximately US $939,000 in 2002) to increase its ownership to 53% and gain control of Sinai. As a result of the additional investment, effective February 16, 2002, REFI accounts for its investment in Sinai under the consolidation method of accounting. REFI is currently entitled to additional interest in Sinai in return for providing Sinai with certain machinery and equipment. On REFI, a minority interest receivable related to this subsidiary was not recorded as of December 31, 2004 and 2003, respectively, as no obligation to fund the losses by the minority shareholder exists.

At the time of acquisition in February 2002, Sinai had plant and equipment with a net book value of approximately $5,906,000, accounts receivable of $214,000 and other assets with an approximate book value of $32,000. In accordance with the purchase agreement, the Fund assumed liabilities of approximately $450,000 and a non-recourse loan of approximately $3,417,000 (approximately $2,252,000 at December 31, 2004), which was in default (Note 4). Ridgewood Near East has ascribed the excess purchase price of $777,000 (on its 53% interest) to plant and equipment which is being amortized over the 20 year life of the assets.

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

US Hydro Projects

Beginning in 1999, the Fund and Trust V began negotiations with Synergics, Inc. ("Synergics") to buy seven of its hydroelectric generating plants (the "US Hydro Projects"). In the course of negotiations and due diligence, the Fund and

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                            Page 6
--------------------------------------------------------------------------------

Trust V learned that one of Synergics' lenders had declared a payment default against Synergics and that the lender had agreed to discharge the debt at a substantial discount from the face amount (approximately $23.5 million) if payment were made by the end of April 2000. In order to preserve the benefit of the lender's offer and to allow completion of the acquisition on favorable terms, the Fund and Trust V, through a joint venture (the "debt joint venture"), acquired the debt from the lender on April 28, 2000 for a payment of approximately $17 million to the lender. The Fund supplied $12 million of the capital used by the debt joint venture to acquire the debt and Trust V supplied the remaining $5 million. The Fund and Trust V own the debt joint venture 70.8% and 29.2%, respectively, which is in proportion to the capital each supplied. Neither entity has preferred rights over the other. The Fund accounted for its investment in the initial $17 million of debt acquired as a note receivable through November 21, 2002.

On November 22, 2002, through another joint venture (the "acquisition joint venture") owned in the same proportion as the debt joint venture that acquired the debt of Synergics, the Fund and Trust V completed its acquisition of the U.S. Hydro Projects and acquired 100% of the outstanding stock of Synergics through a structured tax reorganization. As part of the tax structured reorganization, the former shareholders of Synergics received 100% of the outstanding shares of a subsidiary of Synergics in exchange for selling the stock of Synergics to the Fund and Trust V for a nominal amount. Upon completion of the acquisition, Synergics was renamed Ridgewood U.S. Hydro Corporation, the Fund accounted for its 70.8% interest in the US Hydro Projects as a purchase and the results of operations of the US Hydro Projects have been included in the Fund's consolidated financial statements.

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

As part of the purchase agreement, the Fund and Trust V had the option to treat the acquisition of the Synergics stock as an acquisition of assets in accordance with Internal Revenue Code ("IRC") Section 338 (h) 10. By electing IRC Section 338, the tax basis of the assets acquired would be stepped up and there would be little if any difference between the financial reporting basis and the income tax basis of the assets acquired. If the election were made it was agreed that a contingent income tax obligation would be due the seller of the US Hydro Projects as compensation for their increased tax cost. At acquisition, a $1 million contingent income tax obligation was recorded as part of the purchase price. However, after further analysis, the income tax obligation due under IRC
Section 338 was estimated to be $1.7 million.

During the third quarter of 2003, the Fund and Trust V chose not to exercise the IRC Section 338 h (10) election it had originally intended to make at the time of the acquisition of the US Hydro Projects. The Fund and Trust V's change in position on IRC Section 338 was determined in part by the revised $1.7 million contingent tax obligation that would be due upon the filing of the election, compared to the minimal income taxes that would be due over the life of the projects. As a result of not exercising the IRC Section 338 h (10) election, the Fund and Trust V reversed the $1 million contingent tax obligation (along with other purchase price adjustments) and also recorded deferred taxes on the temporary differences between the financial reporting basis and the income tax basis of the assets acquired, which amounted to approximately $5.7 million of net deferred tax liabilities. The Fund and Trust V assigned $5.7 million of additional net deferred tax liabilities to goodwill.

The unaudited pro forma consolidated financial information of the Fund shown below has been prepared based upon the historical consolidated income statements of the Fund and the US Hydro Projects, giving effect to the Fund's acquisition of the US Hydro Projects as if it had occurred at the beginning of the period presented. The historical information has been adjusted to reflect the elimination of intercompany transactions as well as the interest income earned on notes receivable from third parties. The pro forma information is not necessarily indicative of the results that the Fund would have had if its acquisition of the US Hydro Projects had been completed prior to November 23, 2002, or the results that the Fund will have in the future.

      Pro forma Combined Statement of Operations

                                                   For the Year Ended
                                                      December 31,
                                                          2002
                                                   ------------------
           Revenue                                 $       10,154,427
           Cost of sales                                    7,427,470
           Operating loss                                  (1,237,795)
           Minority interest                                 (809,912)
           Net loss                                        (2,384,203)
           Net loss per investor share                         (3,623)

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                            Page 7
--------------------------------------------------------------------------------

United Kingdom Landfill Gas Projects

On May 26, 1999, Ridgewood UK, LLC ("Ridgewood UK") was formed as a Delaware limited liability company, which in turn formed a subsidiary Ridgewood UK Ltd. ("UK Ltd"). On June 30, 1999, Trust V contributed $16,667,567 to Ridgewood UK; in turn UK Ltd., purchased six landfill gas power plants located in the United Kingdom. During 2001, the Fund contributed $5,817,006 to Ridgewood UK in return for an approximate equity share of 30%. Approximately $3,400,000 of the contributed funds, along with bank financing, was used to acquire four landfill gas power plants in the United Kingdom with a capacity of 10.6 megawatts ("MWs"). Approximately $2,100,000 of the total purchase price of the acquired plants was assigned to the electric power sales contracts acquired and is being amortized over the life of the contracts (15 years).

On October 16, 2001, UK Ltd., through the issuance of approximately 24% of its shares and $2,000,000 cash under the terms of a merger agreement (the "UK Merger"), acquired certain of the assets and liabilities of CLP Services, Ltd., CLP Development, Ltd and CLP Envirogas, Ltd. (collectively the "Management and Development Companies") and the equity and debt of new landfill projects. The Management and Development Companies previously developed the various landfill gas projects that were sold to UK Ltd. pursuant to the UK Merger. As a result of the acquisition, which totaled seven plants, UK Ltd. provides its own operation, management and development services. UK Ltd. was renamed CLPE Holdings Ltd. ("CLP") in 2001. In return for the stock issuance and $2,000,000 cash, CLP received plant and equipment valued at approximately $4,201,000, a 50% equity interest in landfill projects valued at approximately $744,000, cash of $454,000 and other assets with an approximate value of $1,000,000. CLP also assumed liabilities of approximately $3,058,000. CLP assigned the electric power sales contracts and other intangibles acquired a value of $6,781,000, which is being amortized over the 15 year life of the underlying power sales contracts.

Since 2001, the members of Ridgewood UK are Trust V and the Fund, both Delaware business trusts. Trust V, which owns 70% of Ridgewood UK, is managed by RPC, its managing shareholder. The Fund, which owns 30% of the Ridgewood UK, is managed by RPC and Power VI, its managing shareholder.

As of December 31, 2004, CLP owned twenty eight landfill methane gas-fired electric generating projects in the United Kingdom with an installed capacity of approximately 42.2 MWs. Seventeen of the projects representing approximately
26.5 MWs sells electricity under 15 year contracts to the Non Fossil Purchasing Agency ("NFPA"), a non-profit organization that purchases electricity generated by renewable sources on behalf of all British utilities. The remaining eleven projects representing approximately 15.7 MWs are subject to leases and sell this output under one year contracts. As of December 31, 2005, CLP owned thirty one landfill methane gas-fired electric generating projects in the United Kingdom with an installed capacity of approximately 48.7 MWs.

In the fourth quarter of 2002, CLP decided not to continue the development of two projects it received as part of the 2001 UK Merger and recorded a writedown of $854,367 to adjust the carrying value of the projects to zero.

As part of the UK Merger, Ridgewood UK also acquired a 50% ownership in CLP Organogas SL ("Organogas"), a 2 MW plant located in Seville, Spain, as well as a 50% interest in CLP Envirogas, SL, ("Envirogas"), a management and development service company also located in Seville, Spain (collectively, the "Spanish Landfill Projects"). Under the terms of an agreement with one of its minority shareholders, effective January 1, 2003 Ridgewood UK transferred its 50% interest in the Spanish Landfill Projects in return for a portion of the minority shareholder's interest in CLP. As a result of the transaction, Ridgewood UK increased its ownership in CLP from 76% to 88%.

Beginning in 2002, Ridgewood UK began to identify and develop sites in order to take advantage of the United Kingdom's Renewable Obligation incentive program ("RO"). The RO program requires electricity suppliers serving electric users in the U.K. to obtain renewable obligation certificates ("ROC") to demonstrate that a portion of their electricity supply portfolio was produced by qualified producers. Registered producers generate electricity from qualified renewable sources. Accordingly, Ridgewood UK began to borrow funds from Ridgewood Renewable PowerBank LLC, an affiliated entity, to finance Ridgewood UK's expansion in 2002. In 2003 and 2004, Ridgewood UK borrowed funds from Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC and Ridgewood Renewable PowerBank IV LLC, all affiliates of Ridgewood UK (as they have a common managing shareholder), to further finance expansion. As of December 31, 2004, Ridgewood UK received advances totaling $53,770,169 from four of the respective PowerBank Funds with the expectation to develop twenty nine projects with an operating capacity of 37.6 MWs. As of December 31, 2004, Ridgewood UK had commissioned eleven projects with a capacity of 15.6 MWs. As of December 31, 2005, Ridgewood UK had commissioned sixteen projects with a capacity of 21.3 MWs.

The Fund's 30% investment in Ridgewood UK is accounted for under the equity method of accounting as the Fund has the ability to exercise significant influence over the operating and financial policies of Ridgewood UK. The Fund's equity in the earnings of Ridgewood UK has been included in the consolidated statements of operations since acquisition.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                            Page 8
--------------------------------------------------------------------------------

Summarized financial information for the United Kingdom Landfill Gas Projects is as follows:

      Balance Sheet Information

                                   December 31,    December 31,
                                      2004            2003
                                  -------------   -------------

Current assets                    $  30,790,976   $  39,129,585
Non-current assets                   70,485,487      53,899,002
                                  -------------   -------------
Total assets                      $ 101,276,463   $  93,028,587
                                  =============   =============

Current liabilities               $  10,669,975   $  12,307,232
Long-term debt                       21,065,111      21,193,090
Construction advances                35,685,487      34,178,955
Capital lease obligations            23,653,518      10,198,319
Deferred income taxes                   994,072         753,979
Minority interest                     1,423,814       2,030,568
Members' equity                       7,784,486      12,366,444
                                  -------------   -------------
Liabilities and members' equity   $ 101,276,463   $  93,028,587
                                  =============   =============

      Statements of Operations

                                    For the Year Ended December 31,
                             ----------------------------------------------
                                  2004             2003           2002
                             ----------------------------------------------
Revenue                      $   22,776,328   $  13,713,905   $   9,120,088
                             --------------   -------------   -------------
Cost of sales                    20,484,901      13,633,056       9,991,516
Other expenses                    4,134,083       2,170,997       1,945,724
                             --------------   -------------   -------------
Total expenses                   24,618,984      15,840,053      11,937,240
                             --------------   -------------   -------------
Net loss                     $   (1,842,656)  $  (2,090,148)  $  (2,817,152)
                             ==============   =============   =============

ZAP

In March 1999, the Fund, through a wholly owned subsidiary, purchased 678,808 shares of common stock of ZAP ("ZAP", formerly ZAP World.com,) for $2,050,000. ZAP, headquartered in Sebastopol, California, designs, assembles, manufactures and distributes electric power bicycle kits, electric bicycles and tricycles and electric scooters. As part of the $2,050,000 share purchase, the Fund also received a warrant to purchase additional shares of ZAP's common stock at a price between $3.50 and $4.50 per share. In June 1999, the Fund exercised the warrant and purchased 571,249 additional shares for approximately $2,000,000, or $3.50 per share. The Fund then owned approximately 21% of the outstanding common stock of ZAP. In December 1999, the Fund received a warrant to purchase an additional 100,000 shares of ZAP, at a price of $6.25 per share which expired in December 2002.

In the third quarter of 2001, the Fund entered into an agreement with ZAP which resulted in the Fund selling all of its ZAP shares to ZAP and certain of its shareholders. In exchange for the returned shares, the Fund received a $1,500,000 interest bearing promissory note ("note"). The note provided for installment payments to be made to the Fund until its maturity in 2003. However, no payments on the note were received and, effective the fourth quarter of 2001, the Fund wrote down $1,282,241 to reduce the note to zero based upon the quick deterioration of ZAP's financial status.

On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code with the U.S. Bankruptcy Court in Santa Rosa, California. On or about July 1, 2003, the Second Amended Plan for Reorganization became effective and the Fund's note was converted into 994,500 shares of common stock in the reorganized ZAP. The new shares are publicly traded but the shares issued to the Fund, as well as all other unsecured creditors who opted for an equity interest in the reorganized ZAP, are subject to certain restrictions (lapsing over specified periods of time), which limited the ability to transfer or sell such shares and impaired its value given ZAP's history. Accordingly, the Fund's policy was to maintain the carrying value of the ZAP securities at zero until the restrictions on the respective shares lapsed. In September 2003, the Fund, with permission from ZAP, sold approximately 118,000 shares of ZAP to a private individual for $1.00 per share, which represented a 10% discount off the then current market price of unrestricted ZAP shares, and recognized the full proceeds as a realized gain.

During the second and third quarters of 2004, as 772,500 ZAP shares became unrestricted, the Fund and ZAP entered into an agreement in which ZAP would transfer the unrestricted shares into the names of the Fund's investor shareholders. Except for 104,000 shares that became unrestricted in July 2005, the transfers were made and the Fund distributed the share certificates to its investor shareholders. Accordingly, the Fund recorded the transfer of the 772,500 shares of ZAP common

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                            Page 9
--------------------------------------------------------------------------------

stock as distributions to its investor shareholders at the market value of $2,078,959 in the second and third quarters of 2004 and recorded a corresponding realized gain.

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

4.  Long-Term Debt

Following is a summary of long-term debt by project at December 31, 2004:

                                             Ridgewood
                                             Egypt for
                              Sinai       Infrastructure      US Hydro            Total
                          -------------   --------------   -------------     ---------------
Total long-term debt      $   2,252,433   $    1,146,629   $   1,337,277     $     4,736,339
Less - Current maturity        (195,824)        (509,613)       (472,451)         (1,177,888)
                          -------------   --------------   -------------     ---------------
Long-term portion         $   2,056,609   $      637,016   $     864,826     $     3,558,451
                          =============   ==============    ============     ===============

Sinai has an outstanding loan and interest payable of 13,812,146 Egyptian pounds (approximately US $2,252,000). The loan bears interest at 11.0% per annum and is non-recourse to the Fund. A provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. The loan was in default prior to the acquisition of Sinai by Ridgewood Near East and has remained in default through the second quarter of 2005. In the second quarter of 2005, the bank and Sinai resolved all issues and an extension and revised payment schedule was formalized. The revised terms provide for progressive monthly payments over six years ranging from 171,545 Egyptian pounds to 356,727 Egyptian pounds (or US $29,451 to US $61,243 at loan inception exchange rates), including interest, maturing on May 1, 2011.

During the third quarter of 2002, REFI executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately US $2,022,000), which matures on March 31, 2007. The loan is being repaid in quarterly principal installments of 781,250 Egyptian pounds (approximately US $126,000) starting June 2003. Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (12.5% at December 31, 2004 and 2003).

Five of the US Hydro Projects' hydro-electric power plants are financed by a term loan ("term loan"). The Fund has a choice of variable or fixed interest rates on the term loan. Variable rates are LIBOR (2.38% and 1.16% at December 31, 2004 and 2003, respectively) plus 1 3/4% or the Lenders Corporate Base Rate (as defined). At the Fund's option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1,000,000, for any period of time from two to seven years. Such fixed rate shall be based on the U.S. Treasury note rate at the date of election plus 2 3/4%. The variable rate of 4.13% and 2.91% were the effective interest rates at December 31, 2004 and 2003, respectively. This credit facility is collateralized by five hydroelectric plants and notes receivable owned by the US Hydro Projects (See Note 6). Although the Fund is current in its interest and principal payments, it is technically in default under the covenants of the term loan as a result of not providing its lender a copy of its current audited financial statements. As per the terms of the term loan agreement, the default does not allow the lender to accelerate or call the loan.

During the fourth quarter of 2003, discussions were entered into with the Truckee-Carson Irrigation District ("TCID") to sell the US Hydro Projects notes receivable (see Note 6) and cash flow rights from one of its projects (the Lahontan project) to TCID. In the first quarter of 2004, TCID's Board of Directors approved the purchase. In return for its notes receivable and cash flow rights, the US Hydro Projects received $4,000,000. Pursuant to the term loan agreement, the US Hydro Projects submitted the proceeds it received from the sale of the notes receivable directly to its lender on March 31, 2004. As a result of the sale and remittance of the proceeds, the balance of the term loan was reduced to approximately $1,700,000. Of the proceeds received, $3,958,386 was applied to the principal balance and the remaining $41,614 was applied to current interest due. The parties mutually agreed to amend the term loan agreement, providing for a revised amortization of principal for the $4,000,000 received.

As additional compensation to the lender of the U.S. Hydro Projects, the Fund is required to pay an additional amount equal to 10% of the cash flow, as defined, of the financed projects plus 10% of any net proceeds, as defined, from the sale or refinancing of any of the financed projects. No additional payments were required for the years ended December 31, 2004, 2003 and 2002.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                           Page 10
--------------------------------------------------------------------------------

Scheduled principal repayments of the Fund's long-term debt, as revised for the Sinai loan modification, are as follows:

                   Year Ended
                  December 31,                        Payment
                  ------------                      -----------
                  2005                              $ 1,177,888
                  2006                                1,175,766
                  2007                                  794,121
                  2008                                  324,300
                  2009                                  424,630
                  Thereafter                            839,634
                                                    -----------
                    Total                           $ 4,736,339
                                                    ===========

5.  Lease Commitments

Two of the US Hydro Projects hydroelectric plants have leased the site at its facility under a long term lease which terminates in 2024. Rent expense for the year ended December 31, 2004, 2003 and the period November 23, 2002 to December 31, 2002 was $794,720, $794,720 and $12,083, respectively.

Minimum lease payments are as follows:

                  2005                              $   685,000
                  2006                                  695,000
                  2007                                  700,000
                  2008                                  710,000
                  2009                                  720,500
                  Thereafter                          5,495,977
                                                    -----------
                     Total Minimum Lease Payments   $ 9,006,477
                                                    ===========

The Fund has certain other leases that require contingent payments based upon a percentage of annual gross revenue of the hydroelectric plant less any taxes or other fees paid to the lessors. There are no minimum rents required and these commitments are not included in the amounts presented above. Rent expense for these hydroelectric plants for the years ended December 31, 2004, 2003 and the period November 23, 2002 to December 31, 2002 was $6,045, $6,982 and $451,
respectively.

6.  Notes Receivable

The following is a summary of the Fund's notes receivable:

                                                           December 31,
                                                   ---------------------------
                                                       2004            2003
                                                   ---------------------------
Blackstone                                         $ 1,642,009     $         -
TCID                                                         -       3,800,000
Other                                                  125,112         469,020
                                                   ---------------------------
   Total notes receivable                            1,767,121       4,269,020
Less current portion                                   131,399       4,269,020
                                                   ---------------------------
   Notes receivable - long-term portion            $ 1,635,722     $         -
                                                   ===========================

Blackstone

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

TCID

During 1989, Synergics (Note 3) constructed a hydroelectric facility ("HF") for TCID. The construction and term funding for this plant was provided by (i) a portion of the secured term loan credit facility (see Note 4), the proceeds of which were

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                           Page 11
--------------------------------------------------------------------------------

originally  paid to a certain US Hydro  Project and then  advanced to Synergics,
(ii) funds from Synergics and (iii) TCID. The HF, after completion, was sold by Synergics to TCID. The sales price of the HF was paid by assignment of future excess cash flows, as defined, to Synergics in the form of a long term note receivable, which consists of two separate notes. As of December 31, 2003 the long term note receivable has been pledged as additional collateral for the secured term loan credit facility. The amounts initially due from TCID:

       Portion payable over
          15 years at variable interest                        $ 4,000,000

       Portion payable over
          15 years at 15% fixed rate                             2,137,000
                                                               -----------
            Total due                                          $ 6,137,000
                                                               ===========

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

7.  Consulting Agreements

The Fund's Egypt Projects have an arrangement with a consultant that provides marketing, construction and management services in Egypt. The consultant receives, in total, a development fee of 3% of the capital cost of the completed projects, an annual management fee of greater of 0.3% of the capital cost of completed projects and $180,000 and reimbursement of out-of-pocket costs incurred in performing its duties under the agreement. The agreement has a term of one year and is automatically renewed annually. The agreement may be terminated by either party upon written notice.

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and have agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in total expense of $567,534 in 2003.

Schedule of future discounted principal payments as of December 31, 2004 are as follows:

                 Year Ended
                December 31,                            Payment
                ------------                         ------------
                    2005                             $     40,422
                    2006                                   44,655
                    2007                                   49,331
                    2008                                   54,497
                    2009                                   60,203
                    Thereafter                            264,861
                                                     ------------
                  Total                              $    513,969
                                                     ============

8.  Commitments

In the first quarter of 2005, Ridgewood Near East entered into an agreement with a former consultant, who previously operated under an arrangement similar to terms defined in Note 7. The new agreement provides for a fixed annual fee of $120,000.

In accordance with Egyptian company law, the Egypt Projects transfer 5% of annual net profits to a statutory reserve. Transfers will cease when the reserve reaches 50% of issued capital. The statutory reserve is not eligible for distribution to members. The statutory reserve amounted to $87,408 and $50,943 as of December 31, 2004 and 2003, respectively.

9.  Fair Value of Financial Instruments

At December 31, 2004 and 2003, the carrying value of the Fund's cash and cash equivalents, accounts receivable, notes receivable, and accounts payable and accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                           Page 12
--------------------------------------------------------------------------------

10.  Transactions with Managing Shareholder and Affiliates

The Fund which closed on April 30, 2000, operates pursuant to a management agreement with RPC, a Managing Shareholder, under which RPC renders certain management, administrative and advisory services and provides office space and other facilities to the Fund. As compensation to RPC for such services, the Fund was initially obligated for an annual management fee equal to $1,645,266, or 2.5% of the total capital contributions to the Fund payable monthly upon the closing of the Fund. For the years ended December 31, 2004, 2003 and 2002, the managing shareholder contemporaneously waived 50% of the management fee due (or $822,633 annually). Accordingly, management fees of $822,633 were charged to the Fund for each of the years ended December 31, 2004, 2003 and 2002. For 2004, $317,105 of the 2004 management fee was paid to the managing shareholder and $505,528 was accrued. For 2003 the Fund paid $150,000 of the 2003 management fee to the managing shareholder and the remaining $672,633 was accrued. For 2002, $377,105 of the 2002 management fee was paid to managing shareholder and $445,528 was accrued. During 2005, the management fee amounts accrued for 2004, 2003, and 2002, aggregating $1,623,690 was forgiven by the managing shareholder. The aggregate management fee forgiven was recorded as a capital contribution by the managing shareholder in the fourth quarter of 2005, who also anticipates assigning said contribution for the benefit of the investor shareholders.

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

Income is allocated to the Managing Shareholder until the profits equal distributions to the Managing Shareholder. Then, income is allocated to the investors, first among holders of Preferred Participation Rights until such allocations equal distributions from those Preferred Participation Rights, and then among Investors in proportion to their ownership of investor shares. If the Fund has net losses for a fiscal period, the losses are allocated 99% to the Investors and 1% to the Managing Shareholder, except that if an allocation of a loss would cause an Investor to have a negative amount in the Investor's capital account, the loss will be allocated to the Managing Shareholder instead in the amount necessary to prevent the creation of a negative balance in the Investor's capital account. Revenues from dispositions of Fund Property are allocated in the same manner as distributions from such dispositions. Amounts allocated to the Investors are apportioned among them in proportion to their capital contributions.

Where permitted, in the event the Managing Shareholder or an affiliate performs brokering services in respect of an investment acquisition or disposition opportunity for the Fund, the Managing Shareholder or such affiliate may charge the Fund a brokerage fee. Such fee may not exceed 2% of the gross proceeds of any such acquisition or disposition. No such fees have been paid through December 31, 2004.

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

From time to time, the Fund records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At December 31, 2004 and 2003, the Fund had outstanding payables and receivables, with the following affiliates:

                                                         As of December 31,
                                                 Due From                       Due To
                                       -------------------------------------------------------
                                           2004         2003         2004             2003
                                       -------------------------------------------------------
Ridgewood Power Management LLC         $       ---   $    1,851   $      326,062   $       ---
Ridgewood Renewable Power                      ---          ---        2,313,732     1,058,204
Trust V                                  1,261,459    1,280,936              ---           ---
Ridgewood Electric Power Trust IV              ---          ---              ---        71,000
Egypt Fund                                     ---          ---          270,389       351,239
United Kingdom Landfill Gas Projects       262,350      595,837              ---           ---
Ridgewood Dubai (paid January 2005)        561,181      612,517              ---           ---
Other affiliates                               ---          ---           89,444       407,951
                                       ------------------------   ----------------------------
Total                                  $ 2,084,990   $2,491,141   $    2,999,627   $ 1,888,394
                                       ========================   ============================

                                      F-20

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                           Page 13
--------------------------------------------------------------------------------

11.  Key Employees Incentive Agreement

The Key Employees Incentive Plan (the "Plan") was adopted by the Fund in February 1998 and permits the Managing Shareholder to designate key executives and employees of the Fund and its operating companies to receive Incentive Shares. Currently, the Fund does not have any employees.

The Managing Shareholder and persons granted Incentive Shares under the Plan are entitled to receive a portion of the Fund's cash flow as follows:

                               Prior to Payout*                   After Payout*
                          ---------------------           ---------------------
Net Operating             Managing Shareholder            Managing Shareholder
Cash Flow                             Up to 20%                             20%
after Investors
obtain 12%                   Plan Participants               Plan Participants
cumulative                             Up to 5%                              5%
return

Net Cash                   Managing Shareholder           Managing Shareholder
Flow from                                    1%                             20%
Dispositions                 Plan Participants               Plan Participants
                                          Zero                               5%

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

When approved by Ridgewood Near East, its subsidiaries pay 10% of its cash dividends as profit sharing to its employees.

12.  Financial Information by Business Segment and Location

In 2004, 2003 and 2002, revenues were recorded from customers of the US Hydro Projects and Egypt Projects. The financial statements of the UK Projects and ZAP are not consolidated with those of the Fund and, accordingly, their revenues are not considered to be operating revenues. As of and for the years ended December 31, 2004, 2003 and 2002, financial information by geographic location was as follows:

                                    2004                        2003                        2002
                         -------------------------   -------------------------   -------------------------
                               US         Egypt           US          Egypt           US          Egypt
                         -----------   -----------   -----------   -----------   -----------   -----------
Revenue                  $ 5,096,362   $ 5,488,617   $ 5,844,921   $ 4,399,763   $   371,345   $ 5,459,011
Property, plant
   and equiptment, net     1,691,859    18,985,309     1,734,015    20,867,386     1,777,647    31,214,014

The Fund has two customers which accounted for approximately 77% and 80% of US sourced revenue in 2004 and 2003, respectively. The Fund has two customers which accounted for approximately 20%, 19% and 33% of Egypt sourced revenue in 2004, 2003 and 2002, respectively.

The Fund's business segments were determined based on similarities in economic characteristics and customer base. The Fund's principal business segments consist of power generation and water desalinization.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                           Page 14
--------------------------------------------------------------------------------

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                           Page 15
--------------------------------------------------------------------------------

                                               Power
                             ------------------------------------------
                                 2004           2003           2002
                             ------------   ------------   ------------

Revenue                      $  5,611,185   $  6,625,810   $  1,742,184
Depreciation and
  amortization                  1,931,580      2,044,067        419,345
Gross profit                    1,566,558      2,478,556        (49,539)
Impairment of intangibles         661,207      2,457,834              -
Interest expense                   85,875        204,173         22,320
Plant and equipment and
  office equipment, net         7,125,165      7,637,620     11,514,945
Capital expenditures               58,202          5,954          1,143
Goodwill                        4,491,938      5,153,145              -

                                               Water
                             ------------------------------------------
                                 2004           2003           2002
                             ------------   ------------   ------------

Revenue                      $  4,973,794   $  3,618,874   $  4,088,172
Depreciation and
  amortization                  1,379,455      1,285,564      1,395,198
Gross profit                    1,264,786        922,384        738,695
Impairment of intangibles               -              -              -
Interest expense                  331,661        325,800        574,480
Plant and equipment and
  office equipment, net        12,913,340     13,656,329     19,009,864
Capital expenditures              226,060        344,679        856,648
Goodwill                                -              -              -

                                              Corporate
                             ------------------------------------------
                                 2004           2003           2002
                             ------------   ------------   ------------

Revenue                      $          -   $          -   $          -
Depreciation and
  amortization                    247,957        298,607        262,396
Gross profit                     (247,957)      (298,607)      (262,396)
Impairment of intangibles               -              -              -
Interest expense                  271,900        330,686        390,802
Plant and equipment and
   office equipment, net          579,840        708,572        922,941
Capital expenditures               33,120          9,377        209,599
Goodwill                                -              -              -

                                               Total
                             ------------------------------------------
                                 2004          2003            2002
                             ------------   ------------   ------------

Revenue                      $ 10,584,979   $ 10,244,684   $  5,830,356
Depreciation and
  amortization                  3,558,992      3,628,238      2,076,939
Gross profit                    2,583,387      3,102,333        426,760
Impairment of intangibles         661,207      2,457,834              -
Interest expense                  689,436        860,659        987,602
Plant and equipment and
   office equipment, net       20,618,345     22,002,521     31,447,750
Capital expenditures              317,382        360,010      1,067,390
Goodwill                        4,491,938      5,153,145              -

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements                           Page 16
--------------------------------------------------------------------------------

13. Income Taxes

The provision for income taxes consists of:

                         2004                2003                  2002
                   ----------------    ----------------    -------------------
     Current
        Federal    $            ---    $            ---    $               ---
        State               176,050             263,934                 12,622
                   ----------------    ----------------    -------------------
                            176,050             263,934                 12,622
                   ----------------    ----------------    -------------------
     Deferred
        Federal    $       (928,545)   $     (1,209,098)   $               ---
        State               124,843            (108,580)
                   ----------------    ----------------    -------------------
                           (803,702)         (1,317,678)                   ---
                   ----------------    ----------------    -------------------
                   $       (627,652)   $     (1,053,744)   $            12,622
                   ================    ================    ===================

The Fund incurred current state income taxes of $176,050, $263,934 and $12,622 for the years ended December 31, 2004, 2003 and 2002, respectively, on behalf of certain of the US Hydro Projects. For the year ended December 31, 2004 and 2003 the Fund recorded a deferred federal income tax benefit of $928,545 and $1,209,098, respectively, and deferred state income tax expense of $124,843 and a tax benefit of $108,580, respectively, which reflects the change in the net tax effects of temporary differences between the carrying amounts of assets and liabilities of the US Hydro Projects for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2004, the Fund had approximately $5,423,000 in net operating losses carry forwards expiring in 2024.

Components of the Fund's deferred income tax assets and liabilities are as follows:

                                                     2004            2003
                                                 ------------    ------------
Deferred tax asset-current
    Carrying value of TCID note receivable       $         --    $  1,435,129
                                                 ============    ============

Deferred tax asset-non current
    Net operating losses                         $  1,850,954    $         --

Deferred tax liabilities-non current
    Depreciation and amortization                  (5,438,221)     (5,826,098)
                                                 ------------    ------------

Deferred tax liabilities, net-non current        $ (3,587,267)   $ (5,826,098)
                                                 ------------    ------------

14. Subsequent Events

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

During 2005, Wachovia Bank agreed to further extend the Managing Shareholder's Line of credit, as described in Note 10, through September 30, 2006.

B. Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2004 and 2003 (Unaudited).

                                                  2004
-------------------------------------------------------------------------------
                             First        Second         Third         Fourth
                            quarter       Quarter       Quarter        Quarter
-------------------------------------------------------------------------------
Revenue                   $ 2,665,000   $ 3,123,000   $ 2,529,000   $ 2,268,000
-------------------------------------------------------------------------------
Gross profit                  929,000     1,087,000       211,000       356,000
-------------------------------------------------------------------------------
Income (loss) from
   operations                  20,000       135,000      (372,000)   (1,206,000)
-------------------------------------------------------------------------------
Net (loss) income            (211,000)    1,486,000       307,000      (937,000)
-------------------------------------------------------------------------------

                                                  2003
-------------------------------------------------------------------------------
                             First         Second        Third         Fourth
                            Quarter       Quarter       Quarter       Quarter
-------------------------------------------------------------------------------
Revenue                   $ 2,701,000   $ 2,987,000   $ 2,336,000   $ 2,221,000
-------------------------------------------------------------------------------
Gross profit (loss)         1,286,000     1,508,000       838,000      (530,000)
-------------------------------------------------------------------------------
Income (loss) from
   operations                 184,000       718,000       145,000    (5,657,000)
-------------------------------------------------------------------------------
Net loss                     (292,000)     (326,000)     (164,000)   (3,008,000)
-------------------------------------------------------------------------------

See Item 7. 'Management's Discussion and Analysis of Financial Condition and Results Operation' for discussion regarding interim periods.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      The Fund dismissed PricewaterhouseCoopers LLP as its independent accountants on January 14, 2004 and appointed Perelson Weiner LLP as successor, as reported in the Fund's Current Report on Form 8-K dated January 14, 2004, incorporated herein by reference. There were no disagreements with PricewaterhouseCoopers LLP for the year ended December 31, 2002 or for the interim period through January 14, 2004, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.

Item 9A. Controls and Procedures.

      In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. The system of disclosure controls and procedures was designed to ensure that information required to be disclosed by us in this report and other reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our senior management so as to allow timely decisions regarding required disclosure. Our evaluation disclosed material deficiencies in our disclosure controls and procedures. The material deficiencies identified as of December 31, 2004 are as follows:

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

      (c) Additional Disclosure Controls and Procedures. We have determined that additional disclosure controls and procedures are necessary for our US operations to ensure that we will meet our financial reporting and disclosure obligations in an accurate and timely manner. We implemented the following additional disclosure controls and procedures with respect to the US operating facilities in which we have an ownership interest:

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

      Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

   General.

      Each of the two entities that function together as the Fund's Managing Shareholder, Ridgewood Power and Power VI, are controlled by Robert E. Swanson, who is the manager, chairman, and, together with his family trusts, owns all of the membership interests of each entity. The officers of Power VI are the same as those of Ridgewood Power, and Power VI currently does not conduct any business. Ridgewood Power takes all actions necessary to manage the Fund, without any participation by Power VI. As a result, Ridgewood Power effectively serves as the Managing Shareholder of the Fund. Please see chart below for information regarding executive officers.

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

      The purpose for having two managing shareholders was to have continuity of management related to certain transactions that were considered regarding combination of Power I through Power V to combine into a publicly traded business. That transaction did not occur and Power VI assigned and delegated all of its rights and responsibilities to Ridgewood Power and is essentially an entity that contains nominal activity.

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

      Set forth below is certain information concerning Mr. Swanson and other executive officers of the Fund and the Managing Shareholder.

Name               Age  Position with Registrant                  Officer Since
-----------------  ---  ----------------------------------------  -------------

Randall D. Holmes   58  President and Chief  Executive  Officer        2004
                        of   the   Fund   [and   the   Managing
                        Shareholder]  since  January  3,  2006;
                        Chief  Operating  Officer  of the  Fund
                        from  January  1,  2004 to  January  3,
                        2006.

Robert E. Swanson   58  Chairman  of the Fund since  January 1,        1991
                        2006;  President  and  Chief  Executive
                        Officer  of the Fund  from  1991  until
                        January   3,   2006;   Manager,   Chief
                        Executive  Officer,  and, together with
                        his family trusts,  owner of all of the
                        membership  interests  in the  Managing
                        Shareholder.

Robert L. Gold      47  Executive  Vice  President  of the Fund        1991
                        and  the  Managing   Shareholder  since
                        1991.

Daniel V. Gulino    44  Senior  Vice   President   and  General        2000
                        Counsel  of the Fund  and the  Managing
                        Shareholder.

Douglas R. Wilson   46  Senior   Vice   President   and   Chief        2005
                        Financial  Officer of the Fund [and the
                        Managing Shareholder] since 2005

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

      Randall D. Holmes, age 58, has served as President and Chief Executive Officer of the Fund since January 3, 2006 and served as Chief Operating Officer of the Fund from January 1, 2004 until January 3, 2006. Mr. Holmes has served as the President and Chief Operating Officer of the Managing Shareholder, RPM, the Trust, the Other Power Trusts and the Ridgewood LLCs since January 1, 2004. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Mr. Holmes has over 30 years of acquisition, development, financing and operating experience in the electric generation and other industries. Mr. Holmes previously was counsel to Downs Rachlin Martin PLLC in Vermont ("DRM"), to DeForest & Duer in New York and to Chadbourne & Parke in New York. Mr. Holmes was also President of the Pepsi-Cola Operating Company of Chesapeake and Indianapolis and was Vice President of Advanced Medical Technologies. He was also a Partner with the New York law firm of Barrett Smith Schapiro Simon & Armstrong where he specialized in financing transactions, acquisitions and tax planning. DRM is one of the primary outside counsel to the Fund, Managing Shareholder and their affiliates. Immediately prior to being appointed President and Chief Operating Officer, Mr. Holmes was counsel to DRM. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to Ridgewood. Such relationship will not require a significant amount of Mr. Holmes' time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State bar.

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

      Douglas R. Wilson, age 46, was appointed Senior Vice President and Chief Financial Officer of RPM, the Fund, the Other Power Trusts and the Ridgewood LLCs as of April 15, 2005. Mr. Wilson has been associated with the Ridgewood group of companies as a consultant and advisor since 1996 performing investment evaluation, structuring and execution services for the Other Power Trusts and for Ridgewood Venture Funds. Since May of 2002 Mr. Wilson has served as a Director, CEO and Finance Director for CLP Envirogas Ltd. ("Envirogas") which manages Ridgewood's UK landfill gas operations. Mr. Wilson has wide energy industry experience including hydrocarbon and project finance lending and investing and has participated in over $1 billion of financings. During his 22 years in the financial services industry Mr. Wilson has been with Republic Bank of Dallas, Shearson-Lehman Brothers and Bank of Tokyo. Mr. Wilson is a graduate of the University of Texas at Arlington and has an MBA from the Wharton School at the University of Pennsylvania. It is anticipated that Mr. Wilson will continue to serve as an executive and Director of Envirogas during the remainder of its expansion phase which is estimated to be completed in 18-24 months. During this period Mr. Wilson will devote approximately 20-25% of his time to the affairs of Envirogas. It is not anticipated that this executive role at Envirogas will adversely affect performance of his duties as Senior Vice President and Chief Financial Officer.

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

      The Fund has relied and will continue to rely on the Managing Shareholder, engineering, legal, investment banking and other professional consultants as needed and to monitor and report to the Fund the matters concerning operations of Projects in which it invests, review proposals for additional development or financing, and represent the Fund's interests. The Fund will rely on such persons to review proposals designed to sell its interests in Projects in the future.

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

      The officers have the duties and powers usually applicable to similar officers of a Delaware business corporation in carrying out Fund business.
Officers act under the supervision and control of the Managing Shareholder, which is entitled to remove any officer at any time. Unless otherwise specified by the Managing Shareholder, the President of the Fund has full power to act on behalf of the Fund. The Managing Shareholders expects that most actions taken in the name of the Fund will be taken by Mr. Swanson and the other principal officers in their capacities as officers of the Fund under the direction of the Managing Shareholder rather than as officers of the Managing Shareholder.

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

  Section 16(a) Beneficial Ownership Reporting Compliance.

      The individuals who are subject to the requirements of Section 16(a) have not complied with those reporting requirements during 2004 and 2003. All fillings required under Section 16(a), have since been filed with the Commission.

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

Item 11. Executive Compensation.

      None of the executive officers of the Fund receive any compensation directly from the Fund. The Managing Shareholder compensates the officers without additional payments by the Fund. The Fund reimburses RPM at cost for services provided by RPM's employees. Information as to the fees payable to the Managing Shareholder and certain affiliates is contained at Item 13. Certain Relationships and Related Transactions.

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

      The Managing Shareholder was issued one Management Share in the Fund representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder (excluding its interest in the Fund attributable to Investor Shares it acquired in the offering). The management rights of the Managing Shareholder are described in further detail above at Item 1. Business and in Item 10. Directors and Executive Officers of the Registrant. Its beneficial interest in cash distributions of the Fund and its allocable share of the Fund's net profits and net losses and other items attributable to the Management Share are described in further detail below at
Item 13. Certain Relationships and Related Transactions.

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

      For any fiscal period, the Fund's net profits, if any, other than those derived from dispositions of Fund Property, are allocated 99% to the Investors and 1% to the Managing Shareholder until the profits so allocated offset (1) the aggregate 12% Priority Distribution to all Investors and (2) any net losses from prior periods that had been allocated to the Shareholders. Any remaining net profits, other than those derived from dispositions of Fund Property, are allocated 75% to the Investors and 25% to the Managing Shareholder. If the Fund realizes net losses for the period, the losses are allocated 99% to the Investors and 1% to the Managing Shareholder, except that if an allocation of a loss would cause an Investor to have a negative amount in the Investor's capital account, the loss will be allocated to the Managing Shareholder instead in the amount necessary to prevent the creation of a negative balance in the Investor's capital account. Revenues from dispositions of Fund Property are allocated in the same manner as distributions from such dispositions. Amounts allocated to the Investors are apportioned among them in proportion to their capital contributions.

      On liquidation of the Fund, the remaining assets of the Fund after discharge of its obligations, including any loans owed by the Fund to the Shareholders, will be distributed, first, 99% to the Investors and the remaining 1% to the Managing Shareholder, until payout, and any remainder will be distributed to the Shareholders in proportion to their capital accounts.

      Effective January 1, 2005, the Managing Shareholder, acting on the recommendation of tax counsel for the Fund, amended the Declaration of Trust of the Registrant (the "Declaration") in order to clear up potential ambiguity and to maintain the tax status of the Fund. The Declaration authorizes the Managing Shareholder to make such amendments to the Declaration without notice to or approval of the Shareholders in a variety of circumstances, including, without limitation, amendments to maintain the tax status of the Fund.

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

      The Fund made distributions of $13,297 in each of the years ended 2004 and 2003 to the Managing Shareholder (which is a member of the Board of the Fund) as stated at Item 5. Market for Registrant's Common Equity and Related Stockholder Matters. Accordingly, the Managing Shareholder and its affiliates charged fees and reimbursements to the Fund and its subsidiaries as follows:

      Fee            Paid to        2004        2003        2002         2001         2000
----------------   -----------   ---------   ---------   ---------   -----------   -----------
Investment fee      Ridgewood
                      Power      $      --   $      --   $      --   $        --   $   199,500

Placement agent     Ridgewood
 fee  and sales     Securities
 commissions        Corporation         --          --          --            --        98,950

Management fees     Ridgewood      822,633     822,633     822,633     1,645,267     1,096,844
                      Power

Organizational,     Ridgewood
 distribution and     Power
 offering fee                           --          --          --            --       442,790

Due diligence       Ridgewood
 expenses(a)          Power             --          --          --            --       708,758

      The investment fee equaled 2% of the proceeds of the offering of Investor Shares and was payable for the Managing Shareholder' services in investigating and evaluating investment opportunities and effecting investment transactions. The placement agent fee (1% of the offering proceeds) and sales commissions were also paid from proceeds of the offering, as was the organizational, distribution and offering fee (5% of offering proceeds) for legal, accounting, consulting, filing, printing, distribution, selling, closing and organization costs of the offering. As compensation to the Managing Shareholder, the Fund is obligated for an annual management fee equal to $1,645,266, or 2.5% of the total capital contributions to the Fund payable monthly upon the closing of the Fund. For the years ended December 31, 2004, 2003 and 2002, the managing shareholder contemporaneously waived 50% of the management fee due (or $822,633 annually). Accordingly, management fees of $822,633 were charged to the Fund for each of the years ended December 31, 2004, 2003 and 2002.

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

      Mr. Swanson, who is the manager and chairman of the Managing Shareholder, in September 1999, purchased a franchise to distribute ZAP's products on eastern Long Island, New York and paid $10,000 to ZAP for the franchise. See Item 1. Business; Narrative Description of Business; The Fund's Investments; ZAP.

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

      From time to time, the Fund records short-term payables and receivables from other affiliates in the ordinary course of business. The amounts payable and receivable with the other affiliates do not bear interest. At December 31, 2004, the Fund had outstanding payables and receivables with the following affiliates:

                                                     Due From       Due To
                                                    -----------   -----------
  Ridgewood Power Management LLC                    $       ---   $   326,062
  Ridgewood Renewable Power                                 ---     2,313,732
  Trust V                                             1,261,459           ---
  Ridgewood Electric Power Trust IV                         ---           ---
  Egypt Fund                                                ---       270,389
  United Kingdom Landfill Gas Projects                  262,350           ---
  Ridgewood Dubai (paid January 2005)                   561,181           ---
  Other affiliates                                          ---        89,444
                                                    -----------   -----------
  Total                                             $ 2,084,990   $ 2,999,627
                                                    ===========   ===========

Item 14. Principal Accountant Fees and Services.

      On January 14, 2004, Perelson Weiner LLP was appointed as the Fund's independent accountants to audit the Fund's financial statements for the fiscal year ended December 31, 2004 and to render other professional services as required. Prior to January 14, 2004, PricewaterhouseCoopers LLP served as the Fund's independent accountants.

      Fees billed by Perelson Weiner LLP relating to the 2004 fiscal year, and by PricewaterhouseCoopers LLP relating to the 2004 and 2003 fiscal years, were as follows:

Type of Service                      2004          2003
------------------                -----------------------
Audit Fees (1)                    $  68,000(2)  $  74,000
Audit-Related Fees                       --            --
Tax Fees (3)                         51,000        51,000
All Other Fees                           --            --
                                  ---------     ---------
Total                             $ 119,000     $ 125,000
                                  =========     =========

(1) Comprised of the audit of the Fund's annual financial statements and reviews of the Fund's quarterly financial statements, as well as review of SEC filings.

(2) Consists of aggregate audit fees of (i) $68,000 billed for professional services rendered by Perelson Weiner LLP for the audit of the Fund's annual financial statements and reviews of the financial statements included in the Fund's Quarterly Reports on Form 10-Q for the year ended December 31, 2004, and (ii) $33,000 and $41,000 billed for professional services rendered by Perelson Weiner and PricewaterhouseCoopers LLP, respectively, for the audit of the Fund's annual financial statements and reviews of the financial statements included in the Fund's Quarterly Reports on Form 10-Q for the year ended December 31, 2003.

      (3)   Comprised of services for tax advice.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules.

      (a)   Financial Statements.

      See the Index to Financial Statements in Item 8 of this report.

      (b)   Exhibits.

      Exhibits required by Section 601 of Regulation S-K.

Exhibit No.              Description
-----------              -----------
3       (i)(A)    +      Certificate of Trust of the Registrant.

3       (i)(B)    +      Amendment No. 1 to Certificate of Trust.

3       (i)(C)    +      Declaration of Trust of the Registrant.

3       (i)(D)           Amendment No. 1 to the Declaration of Trust.  Incorporated by reference to the
                         Registrant's Registration Statement on Form 10, dated April 30, 1999, as filed on the Registrant's Form DEFA14A filed with the Commission on November 5, 2001

10A               +      Stock and Warrant Purchase Agreement for ZAP Power Systems,  Inc., dated March
                         29, 1999.

10B               +      Warrant for Purchase of Common Stock of ZAP Power Systems,  Inc.,  dated March
                         29, 1999.

10C               +      Investors'  Rights  Agreement  with ZAP Power Systems,  Inc.,  dated March 29,
                         1999.

10D               +      Milestone letter agreement with ZAP Power Systems, Inc., dated March 29, 1999.

10E               +      Letter agreement re board  representation with ZAP Power Systems,  Inc., dated
                         March 29, 1999.

10F               +#     Management Agreement between the Fund and Managing  Shareholders,  dated March
                         29, 1999.

10G               +#     Key Employees' Incentive Plan

10H               +      Agreement of Merger between  Ridgewood  Power  Corporation and Ridgewood Power
                         LLC.

10I               +/@    Operating  Agreement of Ridgewood Near East Holding LLC.,  dated September 30,
                         1999.

10J                @     Form of contracts and agreements  between CLPE  Holdings,  Inc and each of (i)
                         Ridgewood  Renewable  PowerBank II, LLC, (ii) Ridgewood Renewable PowerBank I,
                         LLC, (iii) Ridgewood Renewable PowerBank III, LLC and (iv) Ridgewood Renewable
                         PowerBank IV, LLC.

14                 @     Code of Ethics, adopted on March 1, 2004.

Exhibit No.              Description
-----------              -----------
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

99.2              *      2004 Financial Statements for Ridgewood UK, LLC.

----------
*     Filed herewith.

+ Incorporated by reference to the Registrant's Registration Statement on Form 10 filed with the SEC on April 30, 1999.

# A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

@     Filed with Form 10-K report on March 1, 2006.

(c)   Financial Statement Schedules

See Financial Statements and accompanying notes included in this report.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE RIDGEWOOD POWER GROWTH FUND
                                             (Registrant)

Date: March  3, 2006                         By: /s/ Randall D. Holmes
                                                 ---------------------
                                                 Randall D. Holmes
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Capacity                         Date
---------                    --------                         ----

/s/ Randall D. Holmes        Chief Executive Officer          March 3, 2006
---------------------        (Principal Executive Officer)
Randall D. Holmes

/s/ Douglas R. Wilson        Senior Vice President and        March 3, 2006
---------------------        Chief Financial Officer
Douglas R. Wilson            (Principal Accounting Officer)
RIDGEWOOD POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes    Chief Executive Officer of       March 3, 2006
    ---------------------    Managing Shareholder
      Randall D. Holmes