Form 10-K/A
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2006-03-06
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A
(Amendment No. 1)
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

Investor Shares of Beneficial Interest
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes☐No☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes☐No☒

There is no market for the Investor Shares. As of February 28, 2006, number of shares outstanding was 658.1067.

EXPLANATORY NOTE

The Ridgewood Power Growth Fund (the “Fund”) is filing this amendment to its Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2006 (the “Form 10-K”), to amend Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (the “MD&A”) and Part II, Item 8. “Financial Statements and Supplementary Data” of the Form 10-K. This Amendment No. 1 to the Form 10-K is being filed to correct errors that occurred during the EDGARization process including (i) the incorrect insertion into the Report of Independent Registered Public Accounting Firm delivered by Perelson Weiner LLP of certain text that was intended to be inserted into the Report of Independent Registered Public Accounting Firm of PricewaterhouseCoopers LLP, and the revision of the Report of Independent Registered Public Accounting Firm delivered by PricewaterhouseCoopers LLP to reflect the appropriate heading (ii) the truncation of certain amounts in the contractual obligations table and the principal repayment of long-term debt schedule contained in the MD&A, (iii) the omission of the typed signature of Perelson Weiner LLP from their report and (iv) revision of Note 7 of the Fund’s audited consolidated financial statements for the year ended December 31, 2003 and the MD&A to change the amount of the expense in connection with a certain consulting agreement to $567,534 from $550,560. These issues only affected the text of the respective audit reports and the amounts set forth in the contractual obligations table and the principal repayment of long-term debt schedule and did not affect any amounts or balances presented.

Additionally, this amendment revises Item 15. “Exhibits and Financial Statement Schedules” of the Form 10-K to indicate that Exhibit 3(i)(D) is incorporated by reference to Fund’s definitive proxy statement filed with the SEC on November 5, 2001, to remove the reference to former Exhibit 10I, to clarify the description of former Exhibit 10J (current Exhibit 10I), and to indicate that former Exhibits 10J and 10K (current Exhibits 10I and 10J, respectively) and Exhibit 99.2 were filed as exhibits to the Form 10-K.

As a result of this amendment, the certifications, pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-K, have been re-executed and re-filed as of the date of this Form 10-K/A.

Except as described above, no other changes have been made to the Form 10-K. This Form 10-K/A does not amend or update any other information set forth in the Form 10-K.

FORM 10-K/A

TABLE OF CONTENTS

PART II

Item 7. Management's Dicussion and Analysis of Financial Condition and Results of Operation
Item 8. Financial Statements and Supplementary Data

PART IV

Item 15. Exhibits and Financial Statement Schedules
SIGNATURES

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

General and administrative expenses increased $1,272,000 or 63%, to $3,302,000 in 2003 from $2,030,000 in 2002. The increase is primarily due to the consolidation of the Ridgewood US Hydro Projects in November 2002 and also due to the settlement of a breach of contract claim resulting in a charge of $568,000, which represents the present value of the future discounted payments.

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

The following schedule represents the Fund’s total contractual obligations as of December 31, 2003:

	2004	2005	2006	2007	2008	Thereafter	Total
Contractual Obligations:
Long-term debt
Sinai	$ 65,850	$ 194,209	$ 231,813	$ 232,373	$ 321,625	$ 1,267,934	$ 2,313,803
REFI	505,410	505,410	505,410	126,353	-	-	1,642,583
US Hydro	4,312,723	472,451	432,413	432,413	-	-	5,650,000
Minimum lease payment	670,000	685,000	695,000	700,000	710,000	6,216,477	9,676,477
Consulting Agreement Settlement	36,591	40,422	44,655	49,331	54,497	325,064	550,560

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

Scheduled principal repayments of the Fund’s long-term debt, as revised for the Sinai loan modification, are as follows:

	Sinai	REFI	US Hydro	Total
2004	$ 65,850	$ 505,410	$ 4,312,723	$ 4,883,983
2005	194,209	505,410	472,451	1,172,070
2006	231,813	505,410	432,413	1,169,635
2007	232,373	126,353	432,413	791,139
2008	321,625	-	-	321,625
Thereafter	1,267,934	-	-	1,267,934
Total	$ 2,313,803	$ 1 ,642,583	$ 5,650,000	$ 9,606,386

The UK Projects have collateralized long-term debt, without recourse to the Fund, with scheduled principal payments as follows:

Year Ended	Scheduled
December 31,	Payment

2004	$ 1,562,972
2005	1,747,275
2006	1,941,484
2007	2,088,025
2008	2,118,153
Thereafter	13,298,153
Total	$ 22,756,062

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

* In original $US, not impacted by currency translation

During the construction phase, Ridgewood UK will pay construction period interest at a rate of 10% on the construction period advances to the PowerBank Funds for each respective project. Upon completion of construction and commencement of operations of a project (“commissioning”), construction period interest charges will cease, each respective facility site will be sold to the respective PowerBank Fund at a predetermined price (£850,000 per MW), and said project will be leased back to Ridgewood UK subject to a 10 year minimum lease pursuant to sale-lease back agreements. Accordingly, the outstanding construction advances will convert to capital leases, determined on a project by project basis. The minimum term of the respective capital leases will run for 10 years and are payable in quarterly installments at a rate of 12% with no guaranteed residuals. At December 31, 2003, capital lease obligation principal payments are as follows:

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

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in total expense of $567,534.

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

In our opinion, the 2003 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ridgewood Power Growth Fund as of December 31, 2003 and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Perelson Weiner LLP
New York, New York
January 31, 2006

Report of Independent Registered Public Accounting Firm

To the Shareholders of
The Ridgewood Power Growth Fund:

In our opinion, the accompanying consolidated balance sheet and related consolidated statements of operations, comprehensive loss, changes in shareholders’ equity and cash flows present fairly, in all material respects, the financial position of The Ridgewood Power Growth Fund and its subsidiaries (the “Fund”) at December 31, 2002, and the results of operations and cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Fund’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

Shareholders’ equity (deficit):
Shareholders’ equity (658.1067 investor shares
issued and outstanding)	27,995,283	36,512,134
Managing shareholder's accumulated deficit
(1 management share issued and outstanding)	(282,192)	(196,164)
Total shareholders’ equity	27,713,091	36,315,970

Total liabilities and shareholders’ equity	$57,871,936	$67,117,202

See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations

	For the Year Ended December 31,
	2003	2002	2001

Revenues	$10,244,684	$5,830,356	$4,237,676

Cost of revenues, including depreciation and amortization
of $3,628,238, $2,076,939 and $1,025,620 in 2003, 2002
and 2001, respectively	7,142,351	5,403,596	3,256,555

Gross profit	3,102,333	426,760	981,121

Other operating expenses:
General and administrative expenses	3,302,304	2,029,485	1,301,015
Management fee to the managing shareholders	822,633	822,633	1,645,267
Write down of assets in power generation projects, net	2,495,178	297,652	-
Impairment of goodwill	555,502	-	-
Provision for bad debts	536,472	138,233	222,862
Total other operating expenses	7,712,089	3,288,003	3,169,144

Loss from operations	(4,609,756)	(2,861,243)	(2,188,023)

Other (expense) income:
Interest income	58,395	59,678	305,746
Interest income from US Hydro Projects	-	-	993,685
Interest expense	(860,659)	(987,602)	(29,698)
Equity interest in loss from:
Sinai Environmental Services	-	(37,287)	-
Investment in ZAP	-	-	(818,043)
United Kingdom Landfill Gas Projects	(627,057)	(845,164)	(164,559)
Loss on sale of property, plant and equipment	(499,443)	-	-
Other income	92,839	152,314	197,629
Gain on sale of investment in ZAP securities	117,980	-	-
Write-down of investment in ZAP securities	-	-	(1,282,241)
Total other expense, net	(1,717,945)	(1,658,061)	(797,481)

Loss before income taxes and minority interest	(6,327,701)	(4,519,304)	(2,985,504)

Income tax (benefit) expense	(1,053,744)	12,622	-

Loss before minority interest	(5,273,957)	(4,531,926)	(2,985,504)

Minority interest in the loss (earnings) of subsidiaries	1,483,914	1,200,553	(51,907)

Net loss	$(3,790,043)	$(3,331,373)	$(3,037,411)

Managing Shareholder - Net loss	$(37,900)	$(33,314)	$(30,374)

Shareholders - Net loss	$(3,752,143)	$(3,298,059)	$(3,007,037)

Net loss per investor share	$(5,701)	$(5,011)	$(4,569)

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

Minimum lease payments are as follows:

2004	$670,000
2005	685,000
2006	695,000
2007	700,000
2008	710,000
Thereafter	6,216,477
Total Minimum Lease Payments	$ 9,676,477

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

6. Notes Receivable

The following is a summary of the Fund’s notes receivable:

	December 31,
	2003	2002
TCID	$ 3,800,000	$ 6,749,822
Other	469,020	--
Total notes receivable	4,269,020	6,749,822
Less current portion	4,269,020	200,000
Notes receivable - long-term portion	$ --	$ 6,549,822

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

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and have agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in total expense of $567,534.

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

The financial data for business segments are as follows:
	Water
	2003	2002	2001

Revenue	$3,618,874	$4,088,172	$2,797,834
Depreciation and amortization	1,285,564	1,395,198	609,671
Gross profit	922,384	738,695	1,191,175
Impairment of intangibles	---	---	---
Interest expense	325,800	574,480	---
Plant and equipment and office equipment, net	13,656,329	19,009,864	10,628,640
Capital expenditures	344,679	856,648	6,776,541
Goodwill	---	---	---

	Power
	2003	2002	2001

Revenue	$6,625,810	$1,742,184	$1,439,842
Depreciation and amortization	2,044,067	419,345	208,164
Gross profit (loss)	2,478,556	(49,539)	(2,269)
Impairment of Intangibles	2,457,834	---	---
Interest expense	204,173	22,320	---
Plant and equipment and office equipment, net	7,637,620	11,514,945	10,107,668
Capital expenditures	5,954	1,143	2,477,933
Goodwill	5,153,145	---	---

	Corporate
	2003		2002		2001

Revenue	$	---	$	---	$	---
Depreciation and amortization		298,607		262,396		207,785
Gross loss		(298,607)		(262,396)		(207,785)
Impairment of intangibles		---		---		---
Interest expense		330,686		390,802		29,698
Plant and equipment and office equipment, net		708,572		922,941		697,607
Capital expenditures		9,377		209,599		1,099,827
Goodwill		---		---		---

	Total
	2003	2002	2001

Revenue	$10,244,684	$5,830,356	$4,237,676
Depreciation and amortization	3,628,238	2,076,939	1,025,620
Gross profit	3,102,333	426,760	981,121
Impairment of intangibles	2,457,834	---	---
Interest expense	860,659	987,602	29,698
Plant and equipment and office equipment, net	22,002,521	31,447,750	21,433,915
Capital expenditures	360,010	1,067,390	10,354,301
Goodwill	5,153,145	---	---

13. Income Taxes

The income tax expense (benefit) consists of:
	2003			2002
Current
Federal	$	---		$	---
State		263,934			12,622
		263,934			12,622

Deferred Federal State		($ 1,209,098 (108,580	) )		--- ---
		($ 1,317,678)			---
		($ 1,053,744)			$ 12,622

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

During 2005, Wachovia Bank agreed to further extend the Managing Shareholder’s Line of credit, as described in Note 10, through September 30, 2006.

B. Supplementary Financial Information

Selected Quarterly Financial Data for the years ended December 31, 2003 and 2002 (Unaudited).

	2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$2,701,000	$2,987,000	$2,336,000	$ 2,221,000
Gross profit (loss)	1,286,000	1,508,000	838,000	(530,000)
Income (loss) from operations	184,000	718,000	145,000	(5,657,000)
Net loss	(292,000)	(326,000)	(164,000)	(3,008,000)

	2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$896,000	$1,398,000	$2,058,000	$1,478,000
Gross profit (loss)	232,000	288,000	(6,000)	(87,000)
Loss from operations	(538,000)	(571,000)	(513,000)	(1,239,000)
Net loss	(762,000)	(690,000)	(498,000)	(1,381,000)

See Item 7. ‘Management’s Discussion and Analysis of Financial Condition and Results Operation’ for discussion regarding interim periods.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)  Financial Statements.

See the Index to Financial Statements in Item 8 of this report.

(b) Exhibits.

Exhibits required by Section 601 of Regulation S-K.

Exhibit No.			Description
3	(i)(A)	†	Certificate of Trust of the Registrant.
3	(i)(B)	†	Amendment No. 1 to Certificate of Trust.
3	(i)(C)	†	Declaration of Trust of the Registrant.
3	(i)(D)		Amendment No. 1 to the Declaration of Trust (incorporated by reference to the Registrant’s definitive proxy statement filed with the SEC on November 5, 2001).
10A		†	Stock and Warrant Purchase Agreement for ZAP Power Systems, Inc., dated March 29, 1999.
10B		†	Warrant for Purchase of Common Stock of ZAP Power Systems, Inc., dated March 29, 1999.
10C		†	Investors' Rights Agreement with ZAP Power Systems, Inc., dated March 29, 1999.
10D		†	Milestone letter agreement with ZAP Power Systems, Inc., dated March 29, 1999.
10E		†	Letter agreement re board representation with ZAP Power Systems, Inc., dated March 29, 1999.
10F		†#	Management Agreement between the Fund and Managing Shareholders, dated March 29, 1999.
10G		†#	Key Employees' Incentive Plan
10H		†	Agreement of Merger between Ridgewood Power Corporation and Ridgewood Power LLC.
10I

Operating Agreement of Ridgewood Near East Holding LLC., dated September 30, 1999 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2006).

10J

Form of contracts and agreements between CLPE Holdings, Inc and each of (i) Ridgewood Renewable PowerBank II, LLC, (ii) Ridgewood Renewable PowerBank I, LLC, (iii) Ridgewood Renewable PowerBank III, LLC and (iv) Ridgewood Renewable PowerBank IV, LLC (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2006).

14			Code of Ethics, adopted on March 1, 2004 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2003, filed with the SEC on March 1, 2006).
31.1		*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).
31.2		*	Certification of Douglas R. Wilson, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).
32		*

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Douglas R. Wilson, Chief Financial Officer of the Registrant.

99.2		*	Ridgewood UK, LLC Consolidated Financial Statements
_____________________
*	Filed herewith.

†	Incorporated by reference to the Registrant's Registration Statement on Form 10 filed with the SEC on April 30, 1999.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

(c) Financial Statement Schedules

See Financial Statements and accompanying notes included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RIDGEWOOD POWER GROWTH FUND (Registrant)
Date: March 3, 2006	By: /s/ Randall D. Holmes Randall D. Holmes Chief Executive Officer (Principal Executive Officer)

Exhibit 31.1

CERTIFICATION

I, Randall D. Holmes, certify that:

1.	I have reviewed this annual report on Form 10-K/A of The Ridgewood Power Growth Fund (the “Registrant”);

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

Date: March 3, 2006

/s/ Randall D. Holmes___
Name: Randall D. Holmes
Title: Chief Executive Officer

Exhibit 31.2

CERTIFICATION

I, Douglas R. Wilson, certify that:

1.	I have reviewed this annual report on Form 10-K/A of The Ridgewood Power Growth Fund (the “Registrant”);

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

Date: March 3, 2006

/s/ Douglas R. Wilson__
Name: Douglas R. Wilson
Title: Senior Vice President and
Chief Financial Officer

Exhibit 32

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this Annual Report on Form 10-K/A of The Ridgewood Power Growth Fund (the "Fund") for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), each of the undersigned officers of the Fund hereby certifies, pursuant to 18 U.S.C. (section) 1350, as adopted pursuant to (section) 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge except with respect to the timeliness of the filing of the Report:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Fund.

/s/ Randall D. Holmes
Name: Randall D. Holmes
Title: Chief Executive Officer
Date: March 3, 2006

/s/ Douglas R. Wilson
Name: Douglas R. Wilson
Title: Senior Vice President and Chief Financial Officer
Date: March 3, 2006

This certification is being furnished to the SEC with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by such Act, be deemed filed by the Fund for purposes of Section 18 of the Securities Exchange Act of 1934.