Form 10-Q
period 2005-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2006-03-31
CIK 1057076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________________ to_____________.


                         Commission file number 0-25935


                           RIDGEWOOD POWER GROWTH FUND
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                         22-3495594
                  --------                         ----------
      (State or other jurisdiction of           (I.R.S. Employer
       Incorporation or organization)           Identification No.)

                  1314 King Street, Wilmington, Delaware 19801
                  ---------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code (302) 888-7444
                                                   ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

There is no market for the Shares. As of March 15, 2006, number of shares outstanding was 658.1067.

                           RIDGEWOOD POWER GROWTH FUND

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                          PAGE
ITEM 1. Financial Statements

                  Consolidated Balance Sheets
                  March 31, 2005 and December 31, 2004....................................................1

                  Consolidated Statements of Operations
                  Three Months Ended March 31, 2005 and 2004..............................................2

                  Consolidated Statement of Changes in Shareholders' Equity (Deficit)
                  Three months Ended March 31, 2005.......................................................3

                  Consolidated Statements of Comprehensive Loss
                  Three months Ended March 31, 2005 and 2004..............................................3

                  Consolidated Statements of Cash Flows
                  Three months Ended March 31, 2005 and 2004..............................................4

                  Notes to Consolidated Financial Statements .............................................5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........................................14

ITEM 4. Controls and Procedures...........................................................................14

                           PART II . OTHER INFORMATION

ITEM 6. Exhibits..........................................................................................18

        Signatures .......................................................................................19

The Ridgewood Power Growth Fund
Consolidated Balance Sheets
---------------------------------------------------------------------

                                                                      March 31, 2005              December 31, 2004
                                                                      --------------              -----------------
                                                                        unaudited                      audited
                                                                      --------------              -----------------
Assets:
Cash and cash equivalents                                               $    607,857                   $    768,634
Accounts receivable, net of allowance of $146,510 and
  $148,649, in 2005 and 2004, respectively                                 1,574,839                      1,159,434
Current portion of notes receivable                                          137,417                        131,399
Due from affiliates                                                        2,052,005                      2,084,990
Inventories                                                                  601,347                        563,470
Prepaid expenses and other current assets                                    336,616                        559,003
                                                                      --------------              -----------------
        Total current assets                                               5,310,081                      5,266,930
                                                                      --------------              -----------------
Investments:
United Kingdom Landfill Gas Projects                                       1,861,664                      2,334,069
Investment in ZAP securities                                               1,205,447                      1,750,000
                                                                      --------------              -----------------
        Total investments                                                  3,067,111                      4,084,069
                                                                      --------------              -----------------
Property, plant and equipment:
Plant and equipment                                                       27,494,055                     26,190,582
Construction in progress                                                      91,438                         58,823
Office equipment                                                             734,750                        747,865
                                                                      --------------              -----------------
                                                                          28,320,243                     26,997,270
Accumulated depreciation                                                  (7,161,733)                    (6,320,102)
                                                                      --------------              -----------------
                                                                          21,158,510                     20,677,168
                                                                      --------------              -----------------

Electric power sales contracts                                            16,221,303                     16,221,303
Accumulated amortization                                                  (3,475,516)                    (3,132,121)
                                                                      --------------              -----------------
                                                                          12,745,787                     13,089,182
                                                                      --------------              -----------------

Notes receivable, less current portion                                     1,612,397                      1,635,722
Deposits                                                                   1,022,680                             --
Other assets                                                                  57,299                         59,475
Goodwill                                                                   4,491,938                      4,491,938
                                                                      --------------              -----------------

        Total assets                                                    $ 49,465,803                   $ 49,304,484
                                                                      ==============              =================

Liabilities and shareholders' equity:
Accounts payable                                                        $    498,415                   $    545,150
Accrued expenses                                                             443,255                        591,046
Current portion of long term debt                                          1,295,082                      1,177,888
Due to affiliates                                                          3,186,137                      2,999,627
                                                                      --------------              -----------------
        Total current liabilities                                          5,422,889                      5,313,711

Long-term debt, net of current portion                                     3,390,341                      3,558,451
Deferred rent                                                                286,869                        259,440
Deferred income taxes                                                      3,497,266                      3,587,267
Other liabilities                                                          1,427,847                        542,829
Minority interest                                                         10,825,151                     10,791,773
                                                                      --------------              -----------------
        Total liabilities                                                 24,850,363                     24,053,471
                                                                      --------------              -----------------
Commitments and contingencies

Shareholders' equity (deficit):
Shareholders' equity (658.1067 investor shares issued and
  outstanding)                                                            24,843,337                     25,472,553
Managing shareholder's accumulated deficit (1 management share
  issued and outstanding)                                                   (227,897)                      (221,540)
                                                                      --------------              -----------------
        Total shareholders' equity (deficit)                              24,615,440                     25,251,013
                                                                      --------------              -----------------

        Total liabilities and shareholders' equity                      $ 49,465,803                   $ 49,304,484
                                                                      ==============              =================

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations (unaudited)
-------------------------------------------------

                                                                        Three Months Ended March 31,
                                                                    -------------------------------------
                                                                         2005                 2004
                                                                    ----------------     ----------------
Revenues                                                                $ 2,914,835          $ 2,665,121

Cost of revenues, including depreciation and amortization of
  $905,897 and $818,529, in 2005 and 2004, respectively                   1,914,328            1,735,743
                                                                    ----------------     ----------------

Gross profit                                                              1,000,507              929,378
                                                                    ----------------     ----------------

Other operating expenses:
     General and administrative expenses                                  1,573,475              498,392
     Management fee to the Managing Shareholder                                  --              411,317
                                                                    ----------------     ----------------
         Total other operating expenses                                   1,573,475              909,709
                                                                    ----------------     ----------------

(Loss) income from operations                                              (572,968)              19,669
                                                                    ----------------     ----------------

Other income (expense):
     Interest income                                                         25,484                1,278
     Interest expense                                                      (152,910)            (212,575)
     Equity in loss of United Kingdom Landfill Gas Projects                 (64,928)            (197,995)
     Loss on sale of investment in ZAP securities                           (35,356)                  --
     Gain on sale of US Hydro note, net                                          --              174,631
     Other (expense) income                                                 (24,092)               7,066
                                                                    ----------------     ----------------
        Total other expense, net                                           (251,802)            (227,595)
                                                                    ----------------     ----------------

Loss before income taxes and minority interest                             (824,770)            (207,926)

Income tax expense (benefit)                                                 18,758             (159,128)
                                                                    ----------------     ----------------

Loss before minority interest                                              (843,528)             (48,798)

Minority interest in the loss (earnings) of subsidiaries                    243,187             (161,976)
                                                                    ----------------     ----------------

           Net loss                                                      $ (600,341)          $ (210,774)
                                                                    ================     ================

Managing Shareholder - Net loss                                          $   (6,004)          $   (2,108)
                                                                    ================     ================

Shareholders - Net loss                                                  $ (594,337)          $ (208,666)
                                                                    ================     ================

Net loss per investor share                                              $     (903)          $     (317)
                                                                    ================     ================


        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity (Deficit)-(unaudited)
-------------------------------------------------------------------------------

                                                                                                    Total
                                                                               Managing         Shareholders'
                                                          Shareholders       Shareholder           Equity
                                                         ---------------    ---------------    ----------------

Shareholders' equity (deficit), December 31, 2004          $ 25,472,553         $ (221,540)       $ 25,251,013

Cash distributions                                             (328,977)            (3,323)           (332,300)

Net loss                                                       (594,337)            (6,004)           (600,341)

Foreign Currency translation adjustment                         537,195              5,426             542,621

Unrealized loss on investment in ZAP securities                (243,097)            (2,456)           (245,553)
                                                         ---------------   ----------------    ----------------

Shareholders' equity (deficit), March 31, 2005             $ 24,843,337         $ (227,897)       $ 24,615,440
                                                         ===============   ================    ================




The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive Loss - (unaudited)

                                                            Three Months Ended March 31,
                                                         ----------------------------------
                                                              2005               2004
                                                         ---------------    ---------------
Net loss                                                     $ (600,341)        $ (210,774)

Foreign Currency translation adjustment                         542,621              5,673

Unrealized loss on investment in ZAP securities                (245,553)                --
                                                         ---------------    ---------------

Comprehensive loss                                           $ (303,273)        $ (205,101)
                                                         ===============    ===============
















        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------

                                                                                Three Months Ended March 31,
                                                                             -----------------------------------
                                                                                  2005                2004
                                                                             ---------------     ---------------
 Cash flows from operating activities:
 Net loss                                                                        $ (600,341)         $ (210,774)
                                                                             ---------------     ---------------
 Adjustments to reconcile net loss to net cash flows
 provided by operating activities:

   Depreciation and amortization                                                    905,897             818,529
   Minority interest in (loss) earnings of subsidiaries                            (243,187)            161,976
   Equity in loss of United Kingdom Landfill Gas Projects                            64,928             197,995
   Loss on sale of investment in ZAP securities                                      35,356                  --
   Gain on sale of US Hydro note, net                                                    --            (174,631)
   Changes in assets and liabilities:
        Increase in accounts receivable, net                                       (373,953)           (376,142)
        (Increase) decrease in inventories                                           (6,858)             21,047
        Decrease (increase) in prepaid expenses and other current assets            239,100            (154,684)
        Decrease in other assets                                                      4,413                  --
        Decrease in accounts payable                                                (65,569)           (125,307)
        (Decrease) increase in accrued expenses                                    (194,239)             27,249
        Increase in due to/from affiliates, net                                     263,586           1,199,845
        Increase (decrease) in other liabilities                                    885,063              (9,731)
        Increase in deferred rent                                                    27,429              31,180
        Decrease in deferred income taxes                                           (90,001)           (180,897)
                                                                             ---------------     ---------------
        Total adjustments                                                         1,451,965           1,436,429
                                                                             ---------------     ---------------
             Net cash  provided by operating activities                             851,624           1,225,656
                                                                             ---------------     ---------------

Cash flows from investing activities:
   Capital expenditures                                                            (118,701)            (68,048)
   Deposits on equipment                                                         (1,008,248)           (158,347)
   Proceeds from sale of  note receivable                                                --           3,974,631
   Collections on  notes receivable                                                  24,173              96,414
   Proceeds from sale of investment in ZAP securities                               263,644                  --
   Distribution from United Kingdom Landfill Gas Projects                           358,917                  --
                                                                             ---------------     ---------------
             Net cash (used in) provided by investing activities                   (480,215)          3,844,650
                                                                             ---------------     ---------------

Cash flows from financing activities:
   Distribution to shareholders                                                    (332,300)           (332,428)
   Repayments under bank loans                                                     (235,758)         (4,118,299)
                                                                             ---------------     ---------------
             Net cash used in financing activities                                 (568,058)         (4,450,727)
                                                                             ---------------     ---------------

Effect of exchange rate on cash and cash equivalents                                 35,872              (6,068)
                                                                             ---------------     ---------------

Net (decrease) increase in cash and cash equivalents                               (160,777)            613,511
Cash and cash equivalents, beginning of period                                      768,634             801,233
                                                                             ---------------     ---------------

Cash and cash equivalents, end of period                                          $ 607,857         $ 1,414,744
                                                                             ===============     ===============
Supplemental disclosure
        Interest paid                                                             $  95,623         $   115,062
        Income tax paid                                                           $ 279,537         $        --

Non cash investing activities:
        Unrealized loss on ZAP securities                                         $ 245,553         $        --



        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------

1. General

The accompanying unaudited consolidated financial statements of Ridgewood Power Growth Fund (the "Fund") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations and cash flows of the Fund have been included. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period's presentation. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission ("SEC").

The Fund was formed as a Delaware business trust in February 1997. The managing shareholders of the Fund are Ridgewood Renewable Power LLC ("RPC") and Ridgewood Power VI LLC ("Power VI") (collectively, the "Managing Shareholder"). Subsequently, Power VI has assigned and delegated all of its rights and responsibilities to RPC and is essentially an entity that contains nominal activity.

The Fund was formed to invest primarily in independent power generation facilities, water desalinization plants and other capital facilities. These independent power generation facilities will include cogeneration facilities, which produce both electricity and heat energy, and other power plants that use various fuel sources (except nuclear). In the past, the Fund invested in opportunities outside of independent power generation facilities.

The consolidated financial statements include the accounts of the Fund, the US Hydro Projects and the Egypt Projects. The Fund uses the equity method of accounting for its investment in the United Kingdom Landfill Gas Projects (the "UK Projects").

2.    Summary Results of Operations for Selected Investments

Summary financial information rounded to the nearest $1,000 for the United Kingdom Landfill Gas Projects, which are accounted for under the equity method, were as follows:

Balance Sheets

                                    March 31,           December 31,
                                    ---------           ------------
                                      2005                 2004
                                      ----                 ----

Current assets                    $ 27,136,000         $ 30,791,000
Non-current assets                $ 70,561,000         $ 70,485,000


Current liabilities               $ 11,537,000         $ 10,670,000
Non-current liabilties            $ 78,731,000         $ 81,398,000
Minority interest                 $  1,219,000         $  1,424,000

Statements of Operations


                          Three Months Ended March 31,
                          ----------------------------
                             2005            2004
                             ----            ----
Revenue                   $ 6,835,000     $ 5,057,000
Cost of revenues            5,874,000       4,831,000
Other expense               1,177,000         886,000
                            ---------         -------
Net loss                  $  (216,000)    $  (660,000)
                          ===========     ===========


3.    New Accounting Standards and Disclosures

SFAS 153
In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 153, Exchanges of Nonmonetary Assets--an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions ("Opinion 29"), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Fund adopted SFAS 153 effective June 15, 2005, with no material impact on the consolidated financial statements.

SFAS 154
In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules. Under SFAS 154, changes in accounting principle must be applied retrospectively to prior periods' financial statements, or the earliest practicable date, as the required method for reporting a change in accounting principle. SFAS 154 is effective for years beginning after December 15, 2005.

4.  Notes Receivable

The following is a summary of the Fund's notes receivable:

                                                         March 31,         December 31,
                                                           2005                2004
                                                  ----------------------------------------
   Blackstone                                         $  1,617,836        $  1,642,009
   Other                                                   131,978             125,112
                                                  ----------------------------------------
       Total notes receivable                            1,749,814           1,767,121
   Less current portion                                    137,417             131,399
                                                  ----------------------------------------
       Notes receivable - long-term portion           $  1,612,397        $  1,635,722
                                                  ========================================

In the fourth quarter of 2004, US Hydro Projects' Blackstone entity and New England Power ("NEP") agreed to terminate their 1989 power purchase agreement. As per the terms of the Termination and Release Agreement, Blackstone now has the right to sell its production of electricity to any party it chooses. In addition, beginning January 2005 NEP is to pay Blackstone $16,000 per month through February 2010 and a lump sum payment of $1,000,000 on February 15, 2010 to compensate Blackstone for the cancellation of the fifteen years remaining on the original agreement.

5. Inventories

Inventories consist of spare parts, consumable products, fuel, goods-in-transit and finished goods of the Egypt operations. Inventories are stated at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the costs of completion and selling expenses. An allowance is established for slow moving items on the basis of management's review and assessment of inventory movements. Inventories consist principally of spare parts, fuel and goods-in-transit of approximately $539,000, $41,000 and $21,000, respectively, as of March 31, 2005. Inventories consisted of spare parts and fuel of approximately $533,000 and $31,000, respectively, as of December 31, 2004.

6. Long-term Debt

Following is a summary of long-term debt by project at March 31, 2005:

                                                    Ridgewood
                                                    Egypt for
                                 Sinai            Infrastructure       U.S. Hydro            Total
                                 -----            --------------       ----------            -----
Total long-term debt         $ 2,391,140            $ 1,075,120        $ 1,219,163        $ 4,685,423
Less current maturity           (295,100)              (537,541)          (462,441)        (1,295,082)
                          ----------------------------------------------------------------------------
Long-term portion            $ 2,096,040            $   537,579        $   756,722        $ 3,390,341
                          ============================================================================

Sinai Environmental Services S.A.E. ("Sinai") has an outstanding loan and interest payable of 13,899,936 Egyptian pounds (approximately US $2,391,000). The loan bears interest at 11.0% per annum and is non-recourse to the Fund. A provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. The loan was in default prior to the acquisition of Sinai by Ridgewood Near East and has remained in default through the second quarter of 2005. In the second quarter of 2005, the bank and Sinai resolved all issues and an extension and revised payment schedule was formalized. The revised terms provide for progressive monthly payments over six years ranging from 171,545 Egyptian pounds to 356,727 Egyptian pounds (or US $29,451 to US $61,243 at loan inception exchange rates), including interest, maturing on May 1, 2011.

During the third quarter of 2002, Ridgewood Egypt For Infrastructure ("REFI") executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately US $2,022,000), which matures on March 31, 2007. The loan is being repaid in quarterly principal installments of 781,250 Egyptian pounds (approximately US $134,000 as of March 31, 2005). Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (12.5% at March 31, 2005 and December 31, 2004).

Five of the US Hydro Projects' hydro-electric power plants are financed by a term loan ("term loan"). The Fund has a choice of variable or fixed interest rates on the term loan. Variable rates are LIBOR (2.38% fixed for one year starting June 2004) plus 1 3/4% or the Lenders Corporate Base Rate (as defined). At the Fund's option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1,000,000, for any period of time from two to seven years. Such fixed rate shall be based on the US Treasury note rate at the date of election plus 2 3/4%. The variable rate of 4.13% was the effective interest rate at March 31, 2005 and December 31, 2004. This credit facility is collateralized by five hydroelectric plants and notes receivable owned by the US Hydro Projects. Although the Fund is current in its interest and principal payments, it is technically in default under the covenants of the term loan as a result of not providing its Lender a copy of one of its subsidiary's current audited financial statements. As per the terms of the term loan agreement, the default does not allow the Lender to accelerate or call the loan.

During the fourth quarter of 2003, discussions were entered into with the Truckee-Carson Irrigation District ("TCID") to sell the US Hydro Projects notes receivable and cash flow rights from one of its projects (the Lahontan project) to TCID. In the first quarter of 2004, TCID's Board of Directors approved the purchase. In return for its notes receivable and cash flow rights, the US Hydro Projects received $4,000,000. Pursuant to the term loan agreement, the US Hydro Projects submitted the proceeds it received from the sale of the notes receivable directly to its lender on March 31, 2004. As a result of the sale and remittance of the proceeds, the balance of the term loan was reduced to approximately $1,700,000. Of the proceeds received, $3,958,386 was applied to the principal balance and the remaining $41,614 was applied to current interest due. The parties mutually agreed to amend the term loan agreement, providing for a revised amortization of principal for the $4,000,000 payment.

7. Other Liabilities

As of March 31, 2005, other liabilities include the future discounted principal payments aggregating $1,361,742 net of current portion, that is part of the termination agreement with two consultants that provided marketing, construction and management services in Egypt (as discussed below).

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in total liability of $504,237 and $513,969 as of March 31, 2005 and December 31, 2004, respectively.

In the first quarter of 2005, Ridgewood Near East terminated an agreement with a former consultant, who previously operated under an arrangement whereby the consultant provided marketing, construction and management services in Egypt. As per the termination agreement, Ridgewood Near East will pay the consultant $120,000 per year over the remaining life of the project. The Fund discounted the future payments over 15 years which represents the estimated useful life of the Egypt Projects. As per the terms of the agreement, the Fund will make quarterly installments of $30,000 starting April 1, 2005 and, accordingly, recorded the liability by discounting the future payments at the rate of 10% resulting in a total liability of $927,260 as of March 31, 2005. Based on future events, it is possible that the useful life of the Egypt Projects may exceed 15 years which would result in costs exceeding the amount accrued as of March 31, 2005.

The Fund recorded the current portion of future discounted principal payments of $69,755 to accrued expenses. Schedule of future discounted principal payments (net of current portion) as of March 31, 2005 are as follows:

     2006 (9 months)               $    57,052
     2007                               82,988
     2008                               91,647
     2009                              101,210
     2010                              111,772
     Thereafter                        917,073
                                   -----------
         Total                     $ 1,361,742
                                   ===========

8. Related Party Transactions

From time to time, the Fund records short-term receivables and payables from other affiliates in the ordinary course of business. The amounts receivable and payable with the other affiliates do not bear interest. At March 31, 2005 and December 31, 2004, the Fund had outstanding receivables and payables with the following affiliates:

                                                              Due From                              Due To
                                                 ------------------------------------------------------------------------
                                                        March 31,       December 31,         March 31,       December 31,
                                                           2005             2004               2005              2004
                                                 -----------------------------------     --------------------------------
Ridgewood Power Management LLC                                ---                ---       $   561,262        $   326,062
Ridgewood Renewable Power LLC                                 ---                ---         2,263,733          2,313,732
Ridgewood Electric Power Trust V                      $ 1,786,459        $ 1,261,459               ---                ---
Egypt Fund                                                    ---                ---           270,389            270,389
United Kingdom Landfill Gas Projects                      265,546            262,350               ---                ---
Ridgewood Dubai                                               ---            561,181               ---                ---
Other affiliates                                              ---                ---            90,753             89,444
                                                 -----------------------------------     --------------------------------
Totals                                                $ 2,052,005        $ 2,084,990       $ 3,186,137        $ 2,999,627
                                                 ===================================     ================================

On June 26, 2003, the Managing Shareholder of the Fund entered into a $5,000,000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, liens and provide guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000. The agreement has subsequently been extended to September 2006.

The Managing Shareholder waived the management fee for the three months ended March 31, 2005.

9. ZAP

As an incentive to exercise the warrant it received in the reorganization of ZAP, the Fund received a second warrant, which was exercised in December 2004 with the purchase of 538,462 shares at $3.25 per share. As of December 31, 2004, the Fund did not sell any of the shares it purchased from the exercise of the second warrant and recorded an investment of $1,750,000 to reflect the shares held at market value. During the first quarter of 2005, the Fund sold 92,000 ZAP shares to third parties which resulted in a loss of $35,356. The Fund recorded an unrealized loss in the remaining 446,462 ZAP unrestricted securities of $245,553, which is included in shareholders' equity, at March 31, 2005 due to the decrease in the market price of ZAP securities from $3.25 (December 31, 2004) to $2.70 (March 31, 2005).

10. Foreign Currency

The cumulative foreign currency translation adjustment, which represents total accumulated other comprehensive loss, is included in shareholders' equity at March 31, 2005 and December 31, 2004 and amounts to a loss of $7,711,203 and $8,253,824, respectively.

11. Commitments and Contingencies

Two of the US Hydro Projects hydroelectric plants have leased the site at their facility under a long term lease which terminates in 2024. Rent expense for the quarters ended March 31, 2005 and 2004 was $198,677 and $198,680, respectively.

Minimum lease payments at March 31, 2005 are as follows:

                2005 (9 months)                        $   388,750
                2006                                       695,000
                2007                                       700,000
                2008                                       710,000
                2009                                       720,500
                Thereafter                               5,495,977
                                                         ---------
                  Total Minimum Lease Payments         $ 8,710,227
                                                       ===========

In accordance with Egyptian company law, the Egypt Projects transfer 5% of annual net profits to a statutory reserve. Transfers will cease when the reserve reaches 50% of issued capital. The statutory reserve is not eligible for distribution to members. The statutory reserve amounted to $92,205 and $87,408 as of March 31, 2005 and December 31, 2004, respectively.

12. Financial Information by Business Segment

The Fund's business segments were determined based on similarities in economic characteristics and customer base. The Fund's principal business segments consist of power generation ("power") and water desalinization ("water"). The power business segment represents the activity of Egypt Infrastructure and US Hydro, with operations in Egypt and the United States. The water business segment represents the activity of Sinai, with operations in Egypt. The corporate business segment represents the activity of the Fund, with operations in the United States.

Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments are as follows:

                                                 Power
                               -------------------------------------------
                                       Three Months Ended March 31,
                               -------------------------------------------
                                      2005                   2004
                               --------------------  ---------------------

Revenues                           $ 1,760,923            $ 1,741,186
Depreciation and
  amortization                         460,667                439,757
Gross profit                           835,149                750,213
Interest expense                        13,808                 41,614
Goodwill                             4,491,938              5,153,145

                                                 Water
                               -------------------------------------------
                                       Three Months Ended March 31,
                               -------------------------------------------
                                      2005                   2004
                               --------------------  ---------------------

Revenues                           $ 1,153,912              $ 923,935
Depreciation and
  amortization                         386,597                316,914
Gross profit                           223,991                241,022
Interest expense                        83,014                 97,513
Goodwill                                    --                     --

                                               Corporate
                               -------------------------------------------
                                       Three Months Ended March 31,
                               -------------------------------------------
                                      2005                   2004
                               --------------------  ---------------------

Revenues                                    --                      -
Depreciation and
  amortization                     $    58,633            $    61,858
Gross loss                             (58,633)               (61,857)
Interest expense                        56,088                 73,448
Goodwill                                    --                     --

                                                 Total
                               -------------------------------------------
                                       Three Months Ended March 31,
                               -------------------------------------------
                                      2005                   2004
                               --------------------  ---------------------

Revenues                           $ 2,914,835            $ 2,665,121
Depreciation and
  amortization                         905,897                818,529
Gross profit                         1,000,507                929,378
Interest expense                       152,910                212,575
Goodwill                             4,491,938              5,153,145


13. Subsequent Events

During October 2005, the management fee to the Managing Shareholder accrued for 2004, 2003, and 2002, aggregating $1,623,690, was forgiven. The aggregate management fee forgiven was recorded as a capital contribution by the Managing Shareholder in the fourth quarter of 2005, who also anticipates assigning said contribution for the benefit of the investor shareholders.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the accompanying consolidated financial statements and the associated notes thereto of this Quarterly Report, and the audited consolidated financial statements and the notes thereto and our Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

Dollar amounts in this discussion are rounded to the nearest $1,000.

Introduction

The consolidated financial statements include the accounts of the Fund, the U.S. Hydro projects and the Egypt Projects. The Fund uses the equity method of accounting for its investment in the UK Projects.

Critical Accounting Policies and Estimates

For a complete discussion of critical accounting policies, refer to "Significant Accounting Policies" in Item 7 of the Fund's 2004 Form 10-K. There have been no substantive changes to those policies and estimates.

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

Notwithstanding the development of a renewable energy market in many states, the general trends in the electric power industry have continued to reflect an attitude of caution and restraint. Throughout the United States, memories of the California energy crises, Enron Corp's bankruptcy, proceedings before the FERC regarding certain questionable practices of other energy producers and marketers, as well as the general US and world economy and the Iraq War, have led many to call for a more regulated electric industry, with strict reporting requirements and cost of service regulation. However, many legislators, regulators and market participants have not disavowed deregulation.

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

Results of Operations

Three Months Ended March 31, 2005, compared to the Three Months Ended March 31, 2004

Total revenues increased $250,000 to $2,915,000 in the first quarter of 2005. Revenues of the US Hydro Projects increased approximately $99,000 as a result of higher outputs due to increased precipitation. Revenues from the Egyptian Projects increased by $151,000 primarily due to higher Egyptian water desalinization operations resulting from pickup in tourism in 2005.

Cost of revenues increased $178,000 in the first quarter of 2005 from $1,736,000 in the first quarter of 2004. The increase is primarily due to $99,000 in higher operating costs at Sinai and REFI resulting from increased sales and also due to increase in depreciation and amortization expense by $87,000 resulting from additions to plant and equipment.

Gross profit increased from $929,000 in the first quarter of 2004 to $1,001,000 in the first quarter of 2005. The increase in gross profit is a result of the increased revenues in both Egyptian and US Hydro Projects, partially offset by increase in operating expenses of Egyptian Projects.

General and administrative expenses increased $1,075,000 to $1,573,000 for the first three months of 2005. The increase is primarily due to the termination agreement with a former consultant which resulted in a charge of $927,000 which represents the present value of the future discounted payments.

The management fee to the Managing Shareholder was waived for the first quarter of 2005 compared to the $411,000 fee recorded in the first quarter of 2004.

Loss from operations increased by $593,000 from income from operations of $20,000 in the first quarter of 2004 to loss of $573,000 in the first quarter of 2005. This increase in loss is primarily attributable to the increase in general and administrative expenses, partially offset by the waiver of the management fee in the first quarter of 2005.

Interest income increased by $24,000 from $1,000 in the first quarter of 2004 to $25,000 during the same period in 2005. The increase is attributable to the interest earned on the note receivable resulting from the cancellation of the Blackstone Project's power purchase agreement with New England Power.

Interest expense for the first quarter of 2005 was $153,000 compared to $213,000 in 2004. The decrease is primarily due to the pay down of the debt assumed in the US Hydro acquisition and the outstanding borrowings under the credit line of the Egypt Projects.

In the first quarter of 2005 the Fund recorded an equity loss of $65,000 from the United Kingdom Landfill Projects, compared to $198,000 in the first quarter of 2004. The decrease in equity loss is a result of the UK Projects experiencing increased revenues driven by increased capacity.

During the first quarter of 2005, the Fund recorded loss on sale of investment in ZAP securities of $35,000 which represents 92,000 ZAP securities sold at a loss.

In the first quarter of 2004, the Fund recorded a net gain of $175,000 on the sale of the note receivable held by the U.S. Hydro Projects. The 2004 gain represents $200,000 on the sale of the Lahontan note receivable held by the U.S. Hydro Projects, partially offset by legal fees of $25,000 incurred on the sale of the note.

Other expenses increased by $31,000 from other income of $7,000 in the first quarter of 2004 to other expense of $24,000 in the first quarter of 2005. The increase in other expenses is primarily due to Egyptian foreign exchange loss resulting from purchase of equipment from various international third parties in the first quarter of 2005 compared to foreign exchange gain in the prior year.

The Fund recorded income tax expense of $19,000 in the first quarter of 2005 compared to tax benefit of $159,000 during the same period in 2004. In 2005, the Fund recorded a deferred income tax benefit of $90,000 compared to $159,000 in the first quarter of 2004. In the first quarter of 2005, the Fund also recorded $109,000 in current state tax expenses. The Fund's Egyptian subsidiaries have a ten year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented.

Minority interest in the loss (earnings) of subsidiaries increased from earnings of $162,000 in the first quarter of 2004 to a loss of $243,000 in the first quarter of 2005. This increase is primarily due to the increase in loss from the Egyptian Projects resulting from increase in general and administrative expenses.

Net loss increased by $389,000 from $211,000 in the first quarter of 2004 to $600,000 in the first quarter of 2005. This is primarily the result of the increase in loss from operations and gain on sale of US Hydro note recorded in the first quarter of 2004. In addition, increase in net loss is due to increase in income tax expense and minority interest loss allocation. This is partially offset by the decrease of equity in loss of United Kingdom Landfill Gas Projects.

Liquidity and Capital Resources

At March 31, 2005, the Fund had cash and cash equivalents of $608,000, a decrease of $161,000 compared to December 31, 2004. The decrease is the result of the $851,000 provided by operating activities, the $480,000 used in the investing activities, the $568,000 used in financing activities and the $36,000 positive effect of the exchange rate on cash and cash equivalents.

Cash provided by operating activities for the three months ended March 31, 2005 was $851,000 compared to $1,226,000 for the three months ended March 31, 2004. The decrease in cash flow compared to 2004 is primarily due to the decrease in short-term payable to affiliates and accrued expenses partially offset by increase in other liabilities resulting from the termination agreement of a consultant in Egypt.

Cash used in investing activities for the three months ended March 31, 2005 was $480,000 compared to cash provided of $3,845,000 for the three months ended March 31, 2004. In 2005, cash used in investing activities includes $359,000 in distributions from the United Kingdom Landfill Gas Projects, $264,000 in proceeds from the sale of investment in ZAP securities, partially offset by capital expenditures of $119,000 and $1,008,000 of deposits made on purchase of equipment by the Egyptian Projects. In 2004, investing activities primarily includes $3,975,000 in proceeds from the sale of the US Hydro note receivable.

Cash used in financing activities for the first quarter of 2005 was $568,000 compared to $4,451,000 in the first quarter of 2004. In 2005, cash used in financing activities includes $332,000 in cash distributions to shareholders and $236,000 of repayments under bank loans. In 2004, financing activities includes $332,000 in cash distributions to shareholders and $4,118,000 of bank loan repayments.

The Fund expects that its cash flows from operations and cash on hand will be sufficient to fund its obligations and any declared distributions through March 31, 2007. The Fund has historically financed its operations from cash generated from its subsidiaries' operations. Obligations of the Fund are generally limited to payment of the management fee to the Managing Shareholder and payments for certain administrative, accounting and legal services to third persons. Accordingly, the Fund has not found it necessary to retain a material amount of working capital.

The following schedule represents the Fund's total contractual obligations as of March 31, 2005:

                                                2005          2006        2007          2008        2009     Thereafter      Total
                                                ----          ----        ----          ----        ----     ----------      -----
Long-term debt
   Sinai                                    $  206,570   $  246,567   $  247,164   $  342,096   $  447,933   $  900,810   $2,391,140
   REFI                                        403,146      537,579      134,395            0            0            0    1,075,120
   US Hydro                                    354,337      432,413      432,413            0            0            0    1,219,163
Minimum lease payments                         388,750      695,000      700,000      710,000      720,500    5,495,977    8,710,227
Consulting agreement settlements                51,662       75,146       82,988       91,647      101,210    1,028,844    1,431,497

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in a total liability of $504,237 and $513,969 as of March 31, 2005 and December 31, 2004, respectively.

In the first quarter of 2005, Ridgewood Near East terminated an agreement with a former consultant, who previously operated under an arrangement whereby the consultant provided marketing, construction and management services in Egypt. As per the termination agreement, Ridgewood Near East will pay the consultant $120,000 per year over the remaining life of the projects. The Fund discounted the future payments over 15 years which represents the estimated useful life of the Egypt Projects. As per the terms of the agreement, the Fund will make quarterly installments of $30,000 starting April 1, 2005 and, accordingly, recorded the liability by discounting the future payments at the rate of 10% resulting in a total liability of $927,260 as of March 31, 2005. Based on future events, it is possible that the useful life of the Egypt Projects may exceed 15 years which would result in costs exceeding the amount accrued as of March 31, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in the Fund's assessment of its market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The system of disclosure controls and procedures was designed to ensure that information required to be disclosed by us in this report and other reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our senior management so as to allow timely decisions regarding required disclosure. Our evaluation disclosed material deficiencies in our disclosure controls and procedures. The material deficiencies identified as of March 31, 2005 are as follows:

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

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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


                                             THE RIDGEWOOD POWER GROWTH FUND
                                             (Registrant)


Date:  March 31, 2006                        By: /s/ Randall D. Holmes
                                                 ---------------------
                                                 Randall D. Holmes
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Capacity                           Date
---------                    --------                           ----

/s/ Randall D. Holmes        Chief Executive Officer            March 31, 2006
---------------------        (Principal Executive Officer)
Randall D. Holmes

/s/ Douglas R. Wilson        Senior Vice President and Chief    March 31, 2006
---------------------        Financial Officer
Douglas R. Wilson            (Principal Accounting Officer)
RIDGEWOOD POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes    Chief Executive Officer of         March 31, 2006
    ---------------------    Managing Shareholder
    Randall D. Holmes