Form 10-Q
period 2005-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2006-03-31
CIK 1057076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________to

                         Commission file number 0-25935



                           RIDGEWOOD POWER GROWTH FUND
                           ---------------------------
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

                           RIDGEWOOD POWER GROWTH FUND

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

                                                                                                        PAGE
ITEM 1. Financial Statements

                  Consolidated Balance Sheets
                  June 30, 2005 and December 31, 2004.....................................................1

                  Consolidated Statements of Operations
                  Six and Three Months Ended June 30, 2005 and 2004.......................................2

                  Consolidated Statement of Changes in Shareholders' Equity (Deficit)
                  Six months Ended June 30, 2005..........................................................3

                  Consolidated Statements of Comprehensive (Loss) Income
                  Six and Three months Ended June 30, 2005 and 2004.......................................3

                  Consolidated Statements of Cash Flows
                  Six months Ended June 30, 2005 and 2004.................................................4

                  Notes to Consolidated Financial Statements .............................................5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.............11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk........................................15

ITEM 4. Controls and Procedures...........................................................................15

                           PART II . OTHER INFORMATION

ITEM 6. Exhibits..........................................................................................19

        Signatures .......................................................................................20

The Ridgewood Power Growth Fund
Consolidated Balance Sheets
-----------------------------------------------------------------

                                                                       June 30, 2005         December 31, 2004
                                                                       -------------         -----------------
                                                                         unaudited                 audited
                                                                       -------------         -----------------
Assets:
Cash and cash equivalents                                                $  1,193,319            $    768,634
Accounts receivable, net of allowance of $145,512 and
  $148,649 in 2005 and 2004, respectively                                   1,438,134               1,159,434
Current portion of notes receivable                                           131,099                 131,399
Due from affiliates                                                           577,531               2,084,990
Inventories                                                                   538,698                 563,470
Prepaid expenses and other current assets                                     134,862                 559,003
                                                                         ------------            ------------
         Total current assets                                               4,013,643               5,266,930
                                                                         ------------            ------------
Investments:
United Kingdom Landfill Gas Projects                                        1,450,343               2,334,069
Investment in ZAP securities                                                  494,724               1,750,000
                                                                         ------------            ------------
         Total investments                                                  1,945,067               4,084,069
                                                                         ------------            ------------
Property plant and equipment:
Plant and equipment                                                        28,894,069              26,190,582
Construction in progress                                                       16,465                  58,823
Office equipment                                                              735,475                 747,865
                                                                         ------------            ------------
                                                                           29,646,009              26,997,270
Accumulated depreciation                                                   (7,659,110)             (6,320,102)
                                                                         ------------            ------------
                                                                           21,986,899              20,677,168
                                                                         ------------            ------------

Electric power sales contracts                                             16,221,303              16,221,303
Accumulated amortization                                                   (3,818,911)             (3,132,121)
                                                                         ------------            ------------
                                                                           12,402,392              13,089,182
                                                                         ------------            ------------

Notes receivable, less current portion                                      1,582,340               1,635,722
Other assets                                                                   52,593                  59,475
Goodwill                                                                    4,491,938               4,491,938
                                                                         ------------            ------------

         Total assets                                                    $ 46,474,872            $ 49,304,484
                                                                         ============            ============

Liabilities and shareholders' equity:
Accounts payable                                                         $    594,816            $    545,150
Accrued expenses                                                              469,533                 591,046
Current portion of long term debt                                           1,310,597               1,177,888
Due to affiliates                                                           2,456,701               2,999,627
                                                                         ------------            ------------
         Total current liabilities                                          4,831,647               5,313,711

Long-term debt, less current portion                                        3,025,702               3,558,451
Deferred rent                                                                 314,298                 259,440
Deferred income taxes                                                       3,407,266               3,587,267
Other liabilities                                                           1,406,165                 542,829
Minority interest                                                           9,350,065              10,791,773
                                                                         ------------            ------------
         Total liabilities                                                 22,335,143              24,053,471
                                                                         ------------            ------------

Commitments and contingencies

Shareholder's equity (deficit):
Shareholders' equity (658.1067 investor shares issued and
  outstanding)                                                             24,372,381              25,472,553
Managing shareholder's accumulated deficit (1 management share
  issued and outstanding)                                                    (232,652)               (221,540)
                                                                         ------------            ------------
         Total shareholders' equity (deficit)                              24,139,729              25,251,013
                                                                         ------------            ------------

         Total liabilities and shareholders' equity                      $ 46,474,872            $ 49,304,484
                                                                         ============            ============

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations (unaudited)
-------------------------------------------------

                                                                           Six Months Ended               Three Months Ended
                                                                     ----------------------------      -----------------------------
                                                                      June 30,          June 30,         June 30,         June 30,
                                                                        2005              2004             2005             2004
                                                                     -----------      -----------      -----------      ------------
Revenues                                                             $ 6,428,614      $ 5,787,928      $ 3,513,779      $ 3,122,807

Cost of revenues                                                       3,985,908        3,771,230        2,071,580        2,035,487
                                                                     -----------      -----------      -----------      -----------

Gross profit                                                           2,442,706        2,016,698        1,442,199        1,087,320
                                                                     -----------      -----------      -----------      -----------

Other operating expenses:
   General and administrative expenses                                 2,146,669        1,039,632          573,194          541,240
   Management fee to the Managing Shareholder                                 --          822,634               --          411,317
                                                                     -----------      -----------      -----------      -----------
        Total other operating expenses                                 2,146,669        1,862,266          573,194          952,557
                                                                     -----------      -----------      -----------      -----------

Income from operations                                                   296,037          154,432          869,005          134,763
                                                                     -----------      -----------      -----------      -----------

Other income (expense):
   Interest income                                                        48,395           26,025           22,911           24,747
   Interest expense                                                     (327,493)        (370,192)        (174,583)        (157,617)
   Equity in (loss) income of United Kingdom Landfill Gas Projects       (39,602)        (232,593)          25,326          (34,598)
   (Loss) gain on distribution and sale of ZAP securities               (134,626)       1,573,533          (99,270)       1,573,533
   Gain on sale of U.S. Hydro note, net                                       --          174,631               --               --
   Gain (loss) on sale of equipment                                        4,695          (10,280)           4,695          (10,280)
   Other (expense) income                                                (10,229)          (2,353)          13,863           (9,419)
                                                                     -----------      -----------      -----------      -----------
        Total other (expense) income, net                               (458,860)       1,158,771         (207,058)       1,386,366
                                                                     -----------      -----------      -----------      -----------

(Loss) income before income taxes and
    minority interest                                                   (162,823)       1,313,203          661,947        1,521,129

Income tax benefit                                                       (14,228)        (276,575)         (32,986)        (117,447)
                                                                     -----------      -----------      -----------      -----------

(Loss) income  before minority interest                                 (148,595)       1,589,778          694,933        1,638,576

Minority interest in the loss (earnings) of subsidiaries                   8,861         (314,168)        (234,326)        (152,192)
                                                                     -----------      -----------      -----------      -----------

Net (loss) income                                                    $  (139,734)     $ 1,275,610      $   460,607      $ 1,486,384
                                                                     ===========      ===========      ===========      ===========

Managing Shareholder - Net (loss) income                             $    (1,397)     $    12,756      $     4,606      $    14,864
                                                                     ===========      ===========      ===========      ===========

Shareholders - Net (loss) income                                     $  (138,337)     $ 1,262,854      $   456,001      $ 1,471,520
                                                                     ===========      ===========      ===========      ===========

Net (loss) income per investor share                                 $      (210)     $     1,919      $       693      $     2,236
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

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity (Deficit)-(unaudited)
-------------------------------------------------------------------------------

                                                                                                      Total
                                                                               Managing           Shareholders'
                                                          Shareholders       Shareholder             Equity
                                                         ---------------    ---------------    ----------------

Shareholders' equity (deficit), December 31, 2004          $ 25,472,553         $ (221,540)       $ 25,251,013

Cash distribution                                              (658,201)            (6,648)           (664,849)

Net loss                                                       (138,337)            (1,397)           (139,734)

Foreign currency translation adjustment                         385,680              3,896             389,576

Unrealized loss on investment in ZAP securities                (689,314)            (6,963)           (696,277)
                                                          -------------     --------------        ------------

Shareholders' equity (deficit), June 30, 2005              $ 24,372,381         $ (232,652)       $ 24,139,729
                                                          =============     ==============        ============





The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive (Loss) Income - (unaudited)
--------------------------------------------------------------------

                                                                            Six Months Ended               Three Months Ended
                                                                     --------------------------------------------------------------
                                                                       June 30,         June 30,         June 30,         June 30,
                                                                         2005            2004             2005             2004
                                                                     -----------      -----------      -----------      -----------
Net (loss) income                                                    $  (139,734)     $ 1,275,610      $   460,607      $ 1,486,384

Foreign currency translation adjustment                                  389,576         (103,796)        (153,045)        (109,469)

Unrealized (loss) gain on investment in ZAP securities                  (696,277)       1,481,805         (450,724)       1,481,805
                                                                     -----------      -----------      -----------      -----------

Comprehensive (loss) income                                          $  (446,435)     $ 2,653,619      $  (143,162)     $ 2,858,720
                                                                     ===========      ===========      ===========      ===========


        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------

                                                                           Six Months Ended            Six Months Ended
                                                                             June 30, 2005              June 30, 2004
                                                                           ----------------            ----------------
Cash flows from operating activities:
  Net (loss) income                                                          $  (139,734)                $ 1,275,610
                                                                             -----------                 -----------
  Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:

    Depreciation and amortization                                              1,802,055                   1,731,761
    Minority interest in (loss) earnings of subsidiaries                          (8,861)                    314,168
    Equity in loss of United Kingdom Landfill Gas Projects                        39,602                     232,593
    (Gain) loss on sale of equipment                                              (4,695)                     10,280
    Loss (gain) on distribution and sale of ZAP securities                       134,626                  (1,573,533)
    Gain on sale of US Hydro note, net                                                --                    (174,631)
    Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                               (243,262)                     42,068
       Decrease in due from affiliates, net                                    1,009,379                     659,332
       Decrease in inventories                                                    51,556                      69,785
       Decrease (increase) in prepaid expenses and other current assets          442,443                     (34,778)
       Decrease in other assets                                                    8,826                          --
       Increase (decrease) in accounts payable                                    33,038                    (255,868)
       (Decrease) increase in accrued expenses                                  (167,496)                     83,609
       Increase (decrease) in other liabilities                                  863,336                     (19,708)
       Increase in deferred rent                                                  54,858                      62,360
       Decrease in deferred income taxes                                        (180,001)                   (361,794)
                                                                             -----------                 -----------
         Total adjustments                                                     3,835,404                     785,644
                                                                             -----------                 -----------
       Net cash provided by operating activities                               3,695,670                   2,061,254
                                                                             -----------                 -----------

Cash flows from investing activities:
    Capital expenditures                                                      (1,657,360)                   (276,548)
    Collections on notes receivable                                               59,635                     192,543
    Proceeds from sale of  investment in ZAP securities                          424,373                          --
    Proceeds from sale of  note receivable, net                                       --                   3,974,631
    Proceeds from sale of equipment                                               52,111                      49,374
    Distribution from United Kingdom Landfill Gas Projects                       718,380                     352,622
    Investment in ZAP securities                                                      --                  (1,064,115)
                                                                             -----------                 -----------
       Net cash  (used in) provided by investing activities                     (402,861)                  3,228,507
                                                                             -----------                 -----------

Cash flows from financing activities:
    Distribution to shareholders                                                (664,849)                   (664,533)
    Distribution to minority shareholder                                      (1,674,237)                         --
    Repayments under bank loans                                                 (561,585)                 (4,354,213)
                                                                             -----------                 -----------
       Net cash used in financing activities                                  (2,900,671)                 (5,018,746)
                                                                             -----------                 -----------

Effect of exchange rate on cash and cash equivalents                              32,547                     (10,372)
                                                                             -----------                 -----------

Net increase in cash and cash equivalents                                        424,685                     260,643

Cash and cash equivalents, beginning of period                                   768,634                     801,233
                                                                             -----------                 -----------

Cash and cash equivalents, end of period                                     $ 1,193,319                 $ 1,061,876
                                                                             ===========                 ===========

Supplemental disclosure:
       Interest paid                                                         $   219,176                 $   194,239
       Income tax paid                                                       $   336,037                 $        --

Non cash investing activities:
       Unrealized loss (2005) gain (2004) on ZAP securities                  $   696,277                 $ 1,481,805


        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements (unaudited)
-------------------------------------------------------------------------------


1. General

The accompanying unaudited consolidated financial statements of Ridgewood Power Growth Fund (the "Fund") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations and cash flows of the Fund have been included. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period's presentation. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission ("SEC").

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

2. Summary Results of Operations for Selected Investments

Summary financial information rounded to the nearest $1,000 for the United Kingdom Landfill Gas Projects, which are accounted for under the equity method, were as follows:

Balance Sheets

                                     June 30,           December 31,
                                      2005                 2004
                                      ----                 ----

Current assets                    $ 24,924,000         $ 30,791,000
Non-current assets                $ 70,112,000         $ 70,485,000


Current liabilities               $ 15,063,000         $ 10,670,000
Non-current liabilties            $ 74,105,000         $ 81,398,000
Minority interest                 $  1,029,000         $  1,424,000

Statements of Operations

                            Six Months Ended June 30,          Three Months Ended June 30,
                          ----------------------------         ----------------------------
                             2005            2004                 2005              2004
                             ----            ----                 ----              ----
Revenue                  $ 15,631,000    $ 10,496,000         $  8,796,000     $  5,439,000
Cost of revenues           13,129,000       9,410,000            7,255,000        4,579,000
Other expenses              2,634,000       1,862,000            1,457,000          976,000
                            ---------       ---------            ---------          -------
Net (loss) income        $   (132,000)   $   (776,000)        $     84,000     $   (116,000)
                         ============    ============         ============     ============


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

4.  Notes Receivable

The following is a summary of the Fund's notes receivable:

                                                          June 30,         December 31,
                                                           2005                2004
                                                  ----------------------------------------
   Blackstone                                         $  1,589,943        $  1,642,009
   Other                                                   123,496             125,112
                                                  ----------------------------------------
       Total notes receivable                            1,713,439           1,767,121
   Less current portion                                    131,099             131,399
                                                  ----------------------------------------
       Notes receivable - long-term portion           $  1,582,340        $  1,635,722
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

5. Inventories

Inventories consist of spare parts, consumable products, fuel, goods-in-transit and finished goods of the Egypt operations. Inventories are stated at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the costs of completion and selling expenses. An allowance is established for slow moving items on the basis of management's review and assessment of inventory movements. Inventories consisted principally of spare parts of approximately $509,000 and $533,000, and fuel of approximately $30,000 and $31,000, as of June 30, 2005 and December 31, 2004, respectively.

6. Long-term Debt

Following is a summary of long-term debt by project at June 30, 2005:

                                                    Ridgewood
                                                    Egypt for
                                 Sinai            Infrastructure       U.S. Hydro            Total
                                 -----            --------------       ----------            -----
Total long-term debt         $ 2,300,900              $ 934,351        $ 1,101,048        $ 4,336,299
Less current maturity           (324,250)              (533,915)          (452,432)        (1,310,597)
                             -----------------------------------------------------------------------
Long-term portion            $ 1,976,650              $ 400,436        $   648,616        $ 3,025,702
                             =======================================================================

Sinai has an outstanding loan and interest payable of 13,467,170 Egyptian pounds (approximately US $2,301,000). The loan bears interest at 11.0% per annum and is non-recourse to the Fund. A provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. The loan was in default prior to the acquisition of Sinai by Ridgewood Near East and has remained in default through the second quarter of 2005. In the second quarter of 2005, the bank and Sinai resolved all issues and an extension and revised payment schedule was formalized. The revised terms provide for progressive monthly payments over six years ranging from 171,545 Egyptian pounds to 356,727 Egyptian pounds (or US $29,451 to US $61,243 at loan inception exchange rates), including interest, maturing on May 1, 2011.

During the third quarter of 2002, Ridgewood Egypt For Infrastructure ("REFI") executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately US $2,022,000), which matures on March 31, 2007. The loan is being repaid in quarterly principal installments of 781,250 Egyptian pounds (approximately US $135,000 as of June 30, 2005). Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (12.5% at June 30, 2005 and December 31, 2004).

Five of the US Hydro Projects' hydro-electric power plants are financed by a term loan ("term loan"). The Fund has a choice of variable or fixed interest rates on the term loan. Variable rates are LIBOR (2.38% fixed for one year starting June 2004) plus 1 3/4% or the Lenders Corporate Base Rate (as defined). At the Fund's option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1,000,000, for any period of time from two to seven years. Such fixed rate shall be based on the U.S. Treasury note rate at the date of election plus 2 3/4%. The variable rate of 4.130% was the effective interest rate at June 30, 2005 and December 31, 2004. This credit facility is collateralized by five hydroelectric plants and notes receivable owned by the US Hydro Projects. Although the Fund is current in its interest and principal payments, it is technically in default under the covenants of the term loan as a result of not providing its Lender a copy of one of its subsidiary's current audited financial statements. As per the terms of the term loan agreement, the default does not allow the Lender to accelerate or call the loan.

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

7. Other Liabilities

As of June 30, 2005, other liabilities include the future discounted principal payments aggregating $1,343,194 net of current portion, that is part of the termination agreement with two consultants that provided marketing, construction and management services in Egypt (as discussed below).

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in total liability of $494,261 and $513,969 as of June 30, 2005 and December 31, 2004, respectively.

In the first quarter of 2005, Ridgewood Near East terminated an agreement with a former consultant, who previously operated under an arrangement whereby the consultant provided marketing, construction and management services in Egypt. As per the termination agreement, Ridgewood Near East will pay the consultant $120,000 per year over the remaining life of the project. The Fund discounted the future payments over 15 years which represents the estimated useful life of the Egypt Projects. As per the terms of the agreement, the Fund will make quarterly installments of $30,000 starting April 1, 2005 and, accordingly, recorded the liability by discounting the future payments at the rate of 10% resulting in a total liability of $920,441 as of June 30, 2005. Based on future events, it is possible that the useful life of the Egypt Projects may exceed 15 years which would result in costs exceeding the amount accrued as of June 30, 2005.

The Fund recorded the current portion of future discounted principal payments of $71,508 to accrued expenses. Schedule of future discounted principal payments (net of current portion) as of June 30, 2005 are as follows:

      2006 (6 months)                   $    38,504
      2007                                   82,988
      2008                                   91,647
      2009                                  101,210
      2010                                  111,772
      Thereafter                            917,073
                                       ------------
      Total                             $ 1,343,194
                                       ============

8. Related Party Transactions

From time to time, the Fund records short-term receivables and payables from other affiliates in the ordinary course of business. The amounts receivable and payable with the other affiliates do not bear interest. At June 30, 2005 and December 31, 2004, the Trust had outstanding receivables and payables with the following affiliates:

                                                              Due From                              Due To
                                                  ---------------------------------------------------------------------
                                                    June 30,         December 31,          June 30,        December 31,
                                                     2005               2004                2005               2004
                                                  ------------------------------       -------------------------------
Ridgewood Power Management LLC                             --                 --         $  383,409         $  326,062
Ridgewood Renewable Power LLC                              --                 --          1,838,732          2,313,732
Ridgewood Electric Power Trust V                   $  308,834         $1,261,459                 --                 --
Egypt Fund                                                 --                 --            126,279            270,389
United Kingdom Landfill Gas Projects                  268,697            262,350                 --                 --
Ridgewood Dubai                                            --            561,181                 --                 --
Other affiliates                                           --                 --            108,281             89,444
                                                   ----------         ----------         ----------         ----------
Totals                                             $  577,531         $2,084,990         $2,456,701         $2,999,627
                                                   ==========         ==========         ==========         ==========

On June 26, 2003, the Managing Shareholder of the Fund entered into a $5,000,000 Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement allows the Managing Shareholder to obtain loans and letters of credit for the benefit of the trusts and funds that it manages. As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, liens and provide guarantees. On February 20, 2004, the Managing Shareholder and Wachovia Bank amended the agreement increasing the amount to $6,000,000. On June 14, 2005, the Managing Shareholder received notification from Wachovia Bank that its Line of Credit was extended through September 30, 2005. The agreement has subsequently been extended to September 2006.

The Managing Shareholder waived the management fee for the six months ended June 30, 2005.

During the second quarter of 2005, a subsidiary made a cash distribution of $1,674,237 to Ridgewood Electric Power Trust V, a minority shareholder.

9. Cost of Revenues

Included in cost of revenues is depreciation and amortization expense of $1,802,055 and $1,731,761 for the six months ended June 30, 2005 and 2004, respectively and $896,158 and $913,232 for the three months ended June 30, 2005 and 2004, respectively.

10.  ZAP

As an incentive to exercise the warrant it received in the reorganization of ZAP, the Fund received a second warrant, which was exercised in December 2004 with the purchase of 538,462 shares at $3.25 per share. As of December 31, 2004, the Fund did not sell any of the shares it purchased from the exercise of the second warrant and recorded an investment of $1,750,000 to reflect the shares held at market value. During the six and three months ended June 30, 2005, the Fund sold 172,000 and 80,000 ZAP shares, respectively, to third parties which resulted in a loss of $134,626 and $99,270, respectively. The Fund recorded an unrealized loss in the remaining 366,462 ZAP unrestricted securities of $696,277, which is included in shareholders' equity, at June 30, 2005 due to the decrease in the market price of ZAP securities from $3.25 (December 31, 2004) to $1.35 (June 30, 2005).

11. Foreign Currency

The cumulative foreign currency translation adjustment, which represents total accumulated other comprehensive loss, is included in shareholders' equity at June 30, 2005 and December 31, 2004 and amounts to a loss of $7,864,248 and $8,253,824, respectively.

12. Commitments and Contingencies

Two of the US Hydro Projects hydroelectric plants have leased the site at their facility under a long term lease which terminates in 2024. Rent expense for the quarters ended June 30, 2005 and 2004 was $199,027 and $198,678, respectively and for the six months ended June 30, 2005 and 2004 was $397,704 and $397,358, respectively.

Minimum lease payments at June 30, 2005 are as follows:

                2005 (6 months)                       $  342,500
                2006                                     695,000
                2007                                     700,000
                2008                                     710,000
                2009                                     720,500
                Thereafter                             5,495,977
                                                       ---------
                  Total Minimum Lease Payments        $8,663,977
                                                      ==========

In accordance with Egyptian company law, the Egypt Projects transfer 5% of annual net profits to a statutory reserve. Transfers will cease when the reserve reaches 50% of issued capital. The statutory reserve is not eligible for distribution to members. The statutory reserve amounted to $91,576 and $87,408 as of June 30, 2005 and December 31, 2004, respectively.

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

 The financial data for business segments are as follows:

                       ---------------------------------------------------------------------------------------------
                                                                   Power
                       ---------------------------------------------------------------------------------------------
                                 Six Months Ended June 30,                      Three Months Ended June 30,
                       --------------------------------------------    ---------------------------------------------
                               2005                   2004                     2005                    2004
                       ---------------------  ---------------------    ---------------------   ---------------------
Revenues                        $ 3,771,532            $ 3,552,797              $ 2,010,609             $ 1,811,611
Depreciation and
  amortization                      922,628                946,025                  461,961                 506,268
Gross profit                      1,883,128              1,506,269                1,047,979                 756,056
Interest expense                     26,537                 54,074                   12,729                  12,460
Goodwill                          4,491,938              5,153,145                4,491,938               5,153,145

                       ---------------------------------------------------------------------------------------------
                                                                   Water
                       ---------------------------------------------------------------------------------------------
                                 Six Months Ended June 30,                      Three Months Ended June 30,
                       --------------------------------------------    ---------------------------------------------
                               2005                   2004                     2005                    2004
                       ---------------------  ---------------------    ---------------------   ---------------------

Revenues                        $ 2,657,082            $ 2,235,131              $ 1,503,170             $ 1,311,196
Depreciation and
  amortization                      763,403                660,367                  376,806                 343,453
Gross profit                        675,602                635,798                  451,611                 394,775
Interest expense                    168,015                175,953                   85,000                  78,440
Goodwill                                 --                     --                       --                      --

                       ---------------------------------------------------------------------------------------------
                                                                Corporate
                       ---------------------------------------------------------------------------------------------
                                 Six Months Ended June 30,                      Three Months Ended June 30,
                       --------------------------------------------    ---------------------------------------------
                               2005                   2004                     2005                    2004
                       ---------------------  ---------------------    ---------------------   ---------------------

Revenues                                 --                     --                       --                      --
Depreciation and
  amortization                  $   116,024            $   125,369              $    57,391                $ 63,511
Gross loss                         (116,024)              (125,369)                 (57,391)                (63,511)
Interest expense                    132,941                140,165                   76,854                  66,717
Goodwill                                 --                     --                       --                      --

                       ---------------------------------------------------------------------------------------------
                                                                  Total
                       ---------------------------------------------------------------------------------------------
                                  Six Months Ended June 30,                      Three Months Ended June 30,
                       --------------------------------------------    ---------------------------------------------
                               2005                   2004                     2005                    2004
                       ---------------------  ---------------------    ---------------------   ---------------------

Revenues                        $ 6,428,614            $ 5,787,928              $ 3,513,779             $ 3,122,807
Depreciation and
  amortization                    1,802,055              1,731,761                  896,158                 913,232
Gross profit                      2,442,706              2,016,698                1,442,199               1,087,320
Interest expense                    327,493                370,192                  174,583                 157,617
Goodwill                          4,491,938              5,153,145                4,491,938               5,153,145
                       ---------------------------------------------------------------------------------------------

14. Subsequent Events

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


Results of Operations

Three Months Ended June 30, 2005, compared to the Three Months Ended June 30,
2004

Total revenues increased $391,000 to $3,514,000 in the second quarter of 2005. Revenues from the U.S. Hydro Projects increased $241,000 due to the higher outputs experienced with increased precipitation. Revenues from the Sinai and REFI operations increased by approximately $120,000 and $30,000, respectively, primarily due to the increase in demand resulting from peak tourism season.

Cost of revenues increased $36,000 in the second quarter of 2005 from $2,035,000 in the second quarter of 2004 to $2,071,000 in the second quarter of 2005. The Egypt Projects experienced higher operating costs in line with the increase in revenues.

Gross profit increased $355,000 to $1,442,000 in the second quarter of 2005. The increase in the current quarter is primarily due to the higher revenues of U.S. Hydro Projects, resulting in increased gross profit of $264,000 in the second quarter of 2005. Gross profit from the Egyptian operations increased by $91,000 from 2004, primarily due to higher revenue, partially offset by increase in cost of revenues.

General and administrative expenses increased $32,000 to $573,000 for the second quarter of 2005. The increase is primarily attributable to increase in professional fees for the US Hydro Projects.

The management fee to Managing Shareholder was waived for the second quarter of 2005 compared to $411,000 recorded in the second quarter of 2004.

Income from operations increased from $135,000 in the second quarter of 2004 to $869,000 in the second quarter of 2005, primarily due to the increase in gross profit and waiving of the management fee for the second quarter of 2005.

Interest income decreased by $2,000 from $25,000 in the second quarter of 2004 to $23,000 during the same period in 2005. The decrease is primarily due to decrease in interest income from REFI offset by interest earned in 2005 on the note receivable resulting from the cancellation of the Blackstone Project's power purchase agreement with New England Power.

Interest expense for the second quarter of 2005 was $175,000 compared to $158,000 in 2004. The increase is primarily due to the interest related to the termination of a consulting agreement starting in the second quarter of 2005 with the payment discounted at 10%. This is partially offset by the pay down of debt assumed in the U.S. Hydro acquisition and of the outstanding borrowings under the credit line executed by the Egypt Projects in the third quarter of 2002.

In the second quarter of 2005 the Fund recorded equity income of $25,000 from the United Kingdom Landfill Gas Projects, compared to equity loss of $35,000 in the second quarter of 2004. Increase in equity income of $60,000 is primarily due to increased capacity and revenue in the current quarter.

The Fund recorded loss on distribution and sale of ZAP securities of $99,000 in the second quarter of 2005 compared to gain of $1,574,000 in the second quarter of 2004. In second quarter of 2005, the Fund sold 80,000 ZAP shares at a market price lower than the price of $3.25 in December 2004. In 2004, the Fund recorded a gain on distribution and sale of 499,500 ZAP shares to the Fund's investor shareholders.

The Fund recorded a gain on sale of equipment of $5,000 in the second quarter of 2005 compared to a loss of $10,000 during the same period in 2004. The Fund's Egyptian operations recorded a gain on the sale of vehicles of $5,000 in the second quarter of 2005, as compared to a loss of $10,000 in the second quarter of 2004.

The Fund recorded other income of $14,000 in the second quarter of 2005 compared to other expense of $9,000 in the second quarter of 2004. Other income represents Egyptian foreign exchange gain resulting from purchase of equipment from various international third parties in the second quarter of 2005 compared to a foreign exchange loss in 2004.

In the second quarter of 2005, the Fund recorded a deferred income tax benefit of $90,000 compared to $181,000 in the second quarter of 2004. The Fund also incurred $57,000 in state income taxes on behalf of certain US Hydro Projects in the second quarter of 2005, as compared to $64,000 in the second quarter of 2004. The Fund's Egyptian subsidiaries have a ten-year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented.

Minority interest in the earnings of subsidiaries increased from $152,000 in the second quarter of 2004 to $234,000 in the second quarter of 2005. The increase in earnings of subsidiaries is primarily attributable to the increase in earnings of the US Hydro Projects resulting from the increase in revenue in the second quarter of 2005 partially offset by the gain on sale of the US Hydro note in the second quarter of 2004.

Net income for the second quarter of 2005 decreased by $1,025,000 from $1,486,000 in the second quarter of 2004 to $461,000 in the second quarter of 2005. This is primarily attributable to decrease in gain on distribution and sale of ZAP securities, partially offset by the increase in income from operations.

Six Months Ended June 30, 2005, compared to the Six Months Ended June 30, 2004

Total revenues increased $641,000 to $6,429,000 for the first half of 2005. Revenues from the U.S. Hydro Projects increased $340,000 due to higher outputs from an increase in precipitation. Revenues from the Sinai and REFI operations increased by approximately $245,000 and $56,000, respectively, primarily due to the increase in demand resulting from peak tourism season.

Cost of revenues increased $215,000 in the first half of 2005 compared to $3,771,000 in the first half of 2004. The Egypt Projects experienced higher operating costs in line with the increase in revenues. Also there was an increase in depreciation and amortization expense resulting from additions to plant and equipment.

Gross profit increased $426,000 in the first half of 2005 to $2,443,000. The increase in gross profit is primarily due to the higher revenues and lower cost of revenues at the U.S. Hydro Projects resulting from decrease in depreciation and amortization expenses related to Blackstone project. Gross profit of Egypt Project was comparable to prior year.

General and administrative expenses increased $1,107,000 to $2,147,000 for the six months ended June 30, 2005 primarily attributable to the termination agreement with a former consultant which resulted in a charge of $927,000 which represents the present value of the future discounted payments. In addition, the increase in expense is also due to the increase in professional fees for US Hydro Projects.

The management fee to the Managing Shareholder was waived for the first half of 2005 compared to $823,000 of fees recorded in the first half of 2004.

Income from operations increased from $154,000 in the first half of 2004 to $296,000 in the first half of 2005, primarily due to the increase in gross profit and waiving of the management fee for 2005, partially offset by the increase in general and administrative expenses.

Interest income increased by $22,000 to $48,000 in the first half of 2005, primarily due to the interest earned on the note receivable resulting from the cancellation of the Blackstone Project's power purchase agreement with New England Power.

Interest expense for the first six months of 2005 was $327,000 compared to $370,000 in 2004. The decrease is due to the paydown of the debt assumed in the U.S. Hydro acquisition and the outstanding borrowings under the Egypt Projects' credit line. This is partially offset by the interest related to the termination of a consulting agreement starting in the second quarter of 2005 with the payment discounted at 10%.

In the first half of 2005 the Fund recorded an equity loss of $40,000 from the United Kingdom Landfill Gas Projects, compared to $233,000 for the first half of 2004. The decrease in equity loss is primarily a result of the increase in capacity and revenue in 2005.

In first half of 2005 the Fund recorded a loss on distribution and sale of ZAP securities of $135,000 compared to a gain of $1,574,000 in 2004. In 2005, the Fund sold 172,000 ZAP securities at a market price lower than the $3.25 in December 2004. In 2004, the Fund recorded a gain on distribution and sale of 499,500 ZAP shares to the Fund's investor shareholders.

In the first half of 2004, the Fund recorded a net gain on sale of US Hydro note of $175,000. The gain represents $200,000 on the sale of the Lahontan note receivable held by the U.S. Hydro Projects, partially offset by legal fees of $25,000 incurred for the sale of the note.

The Fund's Egyptian operations recorded a gain on the sale of equipment of $5,000 in the first half of 2005, as compared to a loss of $10,000 in the first half of 2004. In 2005, the Fund's Egyptian operations sold vehicles at a gain of $5,000 compared to a sale of three vehicles at a loss of $10,000 in 2004.

Other expense increased by $8,000 to $10,000 in first half of 2005 due to foreign exchange loss resulting from purchase of equipment from various international third parties.

In the first half of 2005, the Fund recorded a deferred income tax benefit of $180,000 compared to $362,000 in the first half of 2004. During the first half of 2005, the Fund also incurred $166,000 in current state income taxes on behalf of certain of the U.S. Hydro Projects, compared to $85,000 in the first half of 2004. The Fund's Egyptian subsidiaries have a ten-year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented.

Minority interest in the earnings of subsidiaries decreased from $314,000 in the first half of 2004 to a loss of $9,000 in the first half of 2005. The decrease in earnings of subsidiaries is attributable to the increase in loss of the Egypt operations due to the increase in operating expenses, partially offset by the increase in earnings of US Hydro Projects resulting from the increase in revenue.

Net income for the first half of 2005 decreased by $1,416,000, from $1,276,000 in the first half of 2004 to $140,000 loss during the same period in 2005. This is primarily due to the decrease in gain on distribution and sale of ZAP securities, decrease in gain on sale of US Hydro note and the increase in general and administrative expenses. In addition, decrease in net income is due to decrease in income tax benefit and increase in minority interest loss allocation. This is partially offset by the decrease in management fees to the Managing Shareholder and equity loss in the United Kingdom Landfill Gas Projects.

Liquidity and Capital Resources

At June 30, 2005, the Fund had cash and cash equivalents of $1,193,000, an increase of $425,000 compared to December 31, 2004. The increase is the result of the $3,696,000 provided by operating activities, the $403,000 used in investing activities, the $2,901,000 used in financing activities and the $33,000 positive effect of the exchange rate on cash and cash equivalents.

Cash provided by operating activities for the six months ended June 30, 2005 was $3,696,000 as compared to $2,061,000 for the six months ended June 30, 2004. The increase in cash flow compared to 2004 is primarily due to the increase in revenue and also due to increase in other liabilities resulting from the termination agreement of a consultant in Egypt. In addition, increase in cash flow is also due to the decrease in other current assets.

Cash used in investing activities was $403,000 during the first six months of 2005 as compared to cash provided of $3,229,000 in the first six months of 2004. The decrease is primarily due to $1,657,000 in capital expenditures in 2005. In addition, the decrease is also due to $3,975,000 proceeds from the sale of the US Hydro note receivable in 2004 and $133,000 in lower collections on notes receivable in 2005. This is partially offset by $1,064,000 of investment in ZAP securities in the first six months of 2004 and $424,000 of proceeds from sale of investment in ZAP securities and $366,000 increase in distributions from the United Kingdom Landfill Gas Projects in the first six months of 2005.

Cash used by financing activities for the first half of 2005 was $2,901,000 compared to $5,019,000 for the first half of 2004. In 2005, cash used in financing activities includes $665,000 in cash distributions to shareholders, $1,674,000 in US Hydro cash distribution to minority shareholders and $562,000 in repayments of bank loans. In 2004, financing activities includes $665,000 in cash distributions to shareholders and $4,354,000 in repayment of bank loans.

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

The following schedule represents the Fund's total contractual obligations as of June 30, 2005:

                                          2005          2006        2007          2008        2009     Thereafter      Total
                                          ----          ----        ----          ----        ----     ----------      -----
Long-term debt
   Sinai                              $  175,853    $  244,886    $  245,479    $ 339,764   $  444,879   $  850,039   $2,300,900
   REFI                                  266,957       533,914       133,480           --           --           --      934,351
   US Hydro                              236,222       432,413       432,413           --           --           --    1,101,048
Minimum lease payments                   342,500       695,000       700,000      710,000      720,500    5,495,977    8,663,977
Consulting agreement settlements          34,867        75,146        82,988       91,647      101,210    1,028,844    1,414,702

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in a total liability of $494,261 and $513,969 as of June 30, 2005 and December 31, 2004, respectively.

In the first quarter of 2005, Ridgewood Near East terminated an agreement with a former consultant, who previously operated under an arrangement whereby the consultant provided marketing, construction and management services in Egypt. As per the termination agreement, Ridgewood Near East will pay the consultant $120,000 a year over the remaining life of the projects. The Fund discounted the future payments over 15 years which represents the estimated useful life of the Egypt Projects. As per the term of the agreement, the Fund will make quarterly installments of $30,000 starting April 1, 2005 and, accordingly, recorded the liability by discounting the future payments at the rate of 10% resulting in a total liability of $920,441 as of June 30, 2005. Based on future events, it is possible that the life of the Egypt Projects may exceed 15 years which would result in the costs exceeding the amount accrued as of June 30, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the Fund's assessment of its market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures

In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The system of disclosure controls and procedures was designed to ensure that information required to be disclosed by us in this report and other reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our senior management so as to allow timely decisions regarding required disclosure. Our evaluation disclosed material deficiencies in our disclosure controls and procedures. The material deficiencies identified as of June 30, 2005 are as follows:

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

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

Signature                    Capacity                           Date
---------                    --------                           ----

/s/ Randall D. Holmes        Chief Executive Officer            March 31, 2006
-------------------------    (Principal Executive Officer)
Randall D. Holmes

/s/ Douglas R. Wilson        Senior Vice President and Chief    March 31, 2006
-------------------------    Financial Officer
Douglas R. Wilson            (Principal Accounting Officer)
RIDGEWOOD POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes    Chief Executive Officer of         March 31, 2006
    ---------------------    Managing Shareholder
    Randall D. Holmes