Form 10-Q
period 2005-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2006-03-31
CIK 1057076

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005.

or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from__________to__________


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

                           RIDGEWOOD POWER GROWTH FUND

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

                                                                                                              PAGE
ITEM 1. Financial Statements
                  Consolidated Balance Sheets
                  September 30, 2005 and December 31,2004......................................................1

                  Consolidated Statements of Operations
                  Nine and Three Months Ended September 30, 2005 and 2004......................................2

                  Consolidated Statement of Changes in Shareholders' Equity (Deficit)
                  Nine months Ended September 30, 2005.........................................................3

                  Consolidated Statements of Comprehensive (Loss) Income
                  Nine months Ended September 30, 2005 and 2004................................................3

                  Consolidated Statements of Cash Flows
                  Nine months Ended September 30, 2005 and 2004................................................4

                  Notes to Consolidated Financial Statements ..................................................5

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations..................11

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.............................................15

ITEM 4. Controls and Procedures................................................................................15


                           PART II . OTHER INFORMATION

ITEM 6. Exhibits...............................................................................................19

        Signatures ............................................................................................20

The Ridgewood Power Growth Fund
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                         September 30, 2005         December 31, 2004
                                                                       ---------------------     ---------------------
Assets:                                                                     unaudited                  audited
                                                                       ---------------------     ---------------------
Cash and cash equivalents                                                       $  2,168,607              $    768,634
Accounts receivable, net of allowance of $147,620 and
 $148,649 in 2005 and 2004,  respectively                                          1,140,456                 1,159,434
Current portion of notes receivable                                                  125,254                   131,399
Due from affiliates                                                                  732,916                 2,084,990
Inventories                                                                          484,910                   563,470
Prepaid expenses and other current assets                                            341,671                   559,003
                                                                                ------------              ------------
       Total current assets                                                        4,993,814                 5,266,930
                                                                                ------------              ------------

Investments:
United Kingdom Landfill Gas Projects                                                 868,670                 2,334,069
Investment in ZAP securities                                                         233,613                 1,750,000
                                                                                ------------              ------------
       Total investments                                                           1,102,283                 4,084,069
                                                                                ------------              ------------

Property, plant and equipment:
Plant and equipment                                                               29,419,926                26,190,582
Construction in progress                                                              59,497                    58,823
Office equipment                                                                     760,784                   747,865
                                                                                ------------              ------------
                                                                                  30,240,207                26,997,270
Accumulated depreciation                                                          (8,355,355)               (6,320,102)
                                                                                ------------              ------------
                                                                                  21,884,852                20,677,168
                                                                                ------------              ------------

Electric power sales contracts                                                    16,221,303                16,221,303
Accumulated amortization                                                          (4,162,306)               (3,132,121)
                                                                                ------------              ------------
                                                                                  12,058,997                13,089,182
                                                                                ------------              ------------

Notes receivable,  less current portion                                            1,554,209                 1,635,722
Other assets                                                                          48,799                    59,475
Goodwill                                                                           4,491,938                 4,491,938
                                                                                ------------              ------------

       Total assets                                                             $ 46,134,892              $ 49,304,484
                                                                                ============              ============


Liabilities and shareholders' equity:
Accounts payable                                                                $    607,774              $    545,150
Accrued expenses                                                                     633,608                   591,046
Current portion of long term debt                                                  1,355,154                 1,177,888
Due to affiliates                                                                  2,806,881                 2,999,627
                                                                                ------------              ------------
       Total current liabilities                                                   5,403,417                 5,313,711

Long-term debt, less current portion                                               2,772,954                 3,558,451
Deferred rent                                                                        341,727                   259,440
Deferred income taxes                                                              3,317,266                 3,587,267
Other liabilities                                                                  1,383,859                   542,829
Minority interest                                                                  9,372,773                10,791,773
                                                                                ------------              ------------
       Total liabilities                                                          22,591,996                24,053,471
                                                                                ------------              ------------

Commitments and contingencies

Shareholders' equity (deficit):
Shareholders' equity (658.1067 investor shares issued and outstanding)            23,781,518                25,472,553
Managing shareholder's accumulated deficit
(1 management share issued and outstanding)                                         (238,622)                (221,540)
                                                                                ------------              ------------
       Total shareholders' equity (deficit)                                       23,542,896                25,251,013
                                                                                ------------              ------------

       Total liabilities and shareholders' equity                               $ 46,134,892              $ 49,304,484
                                                                                ============              ============

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations (unaudited)
--------------------------------------------------------------------------------

                                                                     Nine Months Ended                    Three Months Ended
                                                             --------------------------------      --------------------------------
                                                             September 30,      September 30,      September 30,       September 30,
                                                                 2005              2004                2005              2004
                                                             --------------    --------------      --------------    --------------
Revenues                                                        $ 9,304,177       $ 8,316,825         $ 2,875,563       $ 2,528,897

Cost of revenues                                                  6,395,134         6,088,877           2,409,226         2,317,647
                                                                -----------       -----------         -----------       -----------

Gross profit                                                      2,909,043         2,227,948             466,337           211,250
                                                                -----------       -----------         -----------       -----------
Other operating expenses:
   General and administrative expenses                            2,777,514         1,623,293             630,845           583,661
   Management fee to the Managing Shareholder                            --           822,634                  --                --
                                                                -----------       -----------         -----------       -----------
        Total other operating expenses                            2,777,514         2,445,927             630,845           583,661
                                                                -----------       -----------         -----------       -----------

Income (loss) from operations                                       131,529          (217,979)           (164,508)         (372,411)
                                                                -----------       -----------         -----------       -----------

Other (expense) income:
   Interest income                                                   69,841            51,594              21,446            25,570
   Interest expense                                                (487,026)         (521,655)           (159,533)         (151,463)
   Equity in loss of United Kingdom Landfill Gas Projects          (257,688)         (418,249)           (218,086)         (185,656)
   (Loss) gain on distribution and sale of ZAP securities          (695,011)        2,279,936            (560,385)          706,403
   Gain on sale of US Hydro note, net                                    --           174,631                  --                --
   Gain on sale of equipment                                          4,695             5,699                  --            15,978
   Other expense                                                    (17,461)           (2,796)             (7,232)             (443)
                                                                -----------       -----------         -----------       -----------
      Other  (expense) income, net                               (1,382,650)        1,569,160            (923,790)          410,389
                                                                -----------       -----------         -----------       -----------

(Loss) income before income taxes and minority interest          (1,251,121)        1,351,181          (1,088,298)           37,978

Income tax benefit                                                  (64,228)         (457,473)            (50,000)         (180,898)
                                                                -----------       -----------         -----------       -----------

(Loss) income before minority interest                           (1,186,893)        1,808,654          (1,038,298)          218,876

Minority interest in the loss (earnings) of subsidiaries             63,503          (226,119)             54,642            88,049
                                                                -----------       -----------         -----------       -----------

Net (loss) income                                               $(1,123,390)      $ 1,582,535         $  (983,656)      $   306,925
                                                                ===========       ===========         ===========       ===========

Managing Shareholder - Net (loss) income                        $   (11,234)      $    15,825         $    (9,837)      $     3,069
                                                                ===========       ===========         ===========       ===========

Shareholders - Net (loss) income                                $(1,112,156)      $ 1,566,710         $  (973,819)      $   303,856
                                                                ===========       ===========         ===========       ===========

Net (loss) income per investor share                            $    (1,690)      $     2,381         $    (1,480)      $       462
                                                                ===========       ===========         ===========       ===========

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statement of Changes in Shareholders' Equity (Deficit)-(unaudited)
--------------------------------------------------------------------------------


                                                                                              Total
                                                                          Managing        Shareholders'
                                                      Shareholders      Shareholder          Equity
                                                     ---------------   ---------------    --------------
Shareholders' equity (deficit), December 31, 2004      $ 25,472,553      $   (221,540)      $ 25,251,013

Cash distributions                                         (987,300)           (9,973)          (997,273)

Net loss                                                 (1,112,156)          (11,234)        (1,123,390)

Foreign currency translation adjustment                     519,685             5,249            524,934

Unrealized loss on investment in ZAP securities            (111,264)           (1,124)          (112,388)
                                                       ------------      ------------       ------------

Shareholders' equity (deficit), September 30, 2005     $ 23,781,518      $   (238,622)      $ 23,542,896
                                                       ============      ============       ============




The Ridgewood Power Growth Fund
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

                                                                 Nine Months Ended                    Three Months Ended
                                                          ---------------------------------    ---------------------------------
                                                           September 30,     September 30,     September 30,      September 30,
                                                               2005              2004              2005               2004
                                                          ---------------   ---------------    --------------    ---------------
Net  (loss) income                                           $(1,123,390)       $ 1,582,535       $  (983,656)       $   306,925

Foreign currency translation adjustment                          524,934           (110,241)          135,358             (6,446)

Unrealized (loss) gain on investment in ZAP securities          (112,388)           430,649           583,889         (1,051,156)
                                                             -----------        -----------       -----------         -----------

Comprehensive (loss) income                                  $  (710,844)       $ 1,902,943       $  (264,409)        $ (750,677)
                                                             ===========        ===========       ===========         ===========

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows (unaudited)
--------------------------------------------------------------------------------

                                                                    Nine Months Ended         Nine Months Ended
                                                                    September 30, 2005        September 30, 2004
                                                                    ------------------        ------------------
Cash flows from operating activities:
 Net (loss) income                                                         $(1,123,390)              $ 1,582,535
                                                                           -----------               -----------
 Adjustments to reconcile net (loss) income to net cash
 flows provided by operating activities:
   Depreciation and amortization                                             2,740,852                 2,653,054
   Minority interest in (loss) earnings from subsidiaries                      (63,503)                  226,119
   Loss (gain) on distribution and sale of  ZAP securities                     695,011                (2,279,936)
   Gain on sale of US Hydro note, net                                               --                  (174,631)
   Gain on sale of equipment                                                    (4,695)                   (5,699)
   Equity in loss of United Kingdom Landfill Gas Projects                      257,688                   418,249
   Changes in assets and liabilities:
    Decrease in accounts receivable, net                                        69,585                    46,021
    Decrease in due from/to affiliates, net                                  1,216,275                   319,809
    Decrease (increase) in inventories                                         112,525                   (18,970)
    Decrease (increase) in prepaid expenses and other current assets           237,736                  (617,059)
    Decrease (increase) in other assets                                         13,524                   (58,838)
    Increase (decrease) in accounts payable                                     39,460                   (63,224)
    (Decrease) increase in accrued expenses                                    (12,170)                   74,586
    Increase (decrease) in other liabilities                                   841,153                   (29,937)
    Increase in deferred rent                                                   82,287                    93,540
    Decrease in deferred income taxes                                         (270,001)                 (542,691)
                                                                           -----------               -----------
      Total adjustments                                                      5,955,727                    40,392
                                                                           -----------               -----------
      Net cash provided by operating activities                              4,832,337                 1,622,927
                                                                           -----------               -----------

Cash flows from investing activities:
   Capital expenditures                                                     (1,896,594)                 (369,862)
   Proceeds from sale of equipment                                              52,276                    90,977
   Collections from notes receivable                                            95,328                   320,645
   Distributions from United Kingdom Landfill Gas Projects                   1,051,315                   697,999
   Investment in ZAP securities                                                     --                (1,064,115)
   Proceeds from sale of investment in ZAP securities                          708,988                   661,505
   Proceeds from sale of  note receivable, net                                      --                 3,974,631
                                                                           -----------               -----------
      Net cash provided by investing activities                                 11,313                 4,311,780
                                                                           -----------               -----------

Cash flows from financing activities:
   Repayments under bank loans                                                (815,934)               (4,620,428)
   Distribution to minority interest                                        (1,674,237)                       --
   Distribution to shareholders                                               (997,273)                 (997,280)
                                                                           -----------               -----------
      Net cash used in financing activities                                 (3,487,444)               (5,617,707)
                                                                           -----------               -----------

Effect of exchange rate on cash and cash equivalents                            43,767                   (10,086)
                                                                           -----------               -----------

Net increase in cash and cash equivalents                                    1,399,973                   306,914
Cash and cash equivalents, beginning of period                                 768,634                   801,233
                                                                           -----------               -----------

Cash and cash equivalents, end of period                                   $ 2,168,607               $ 1,108,147
                                                                           ===========               ===========

Supplemental disclosure:
      Interest paid                                                        $   246,263               $   271,054
      Income tax paid                                                      $   376,037               $        --

Non cash investing activities:
      Unrealized loss (2005) gain (2004) on ZAP securities                 $   112,388               $   430,649

        See accompanying notes to the consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to the Consolidated Financial Statements (unaudited)
--------------------------------------------------------------------------------

1. General

The accompanying unaudited consolidated financial statements of Ridgewood Power Growth Fund (the "Fund") were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial position and results of operations and cash flows of the Fund have been included. Certain reclassifications have been made to the prior period's consolidated financial statements to conform to the current period's presentation. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Fund's Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission ("SEC").

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

2. Summary Results of Operations for Selected Investments

Summary financial information rounded to the nearest $1,000 for the United Kingdom Landfill Gas Projects, which are accounted for under the equity method, were as follows:

Balance Sheets

                                September 30,     December 31,
                                    2005             2004
                                    ----             ----

Current assets                  $ 20,962,000     $ 30,791,000
Non-current assets              $ 67,535,000     $ 70,485,000


Current liabilities             $ 14,195,000     $ 10,670,000
Non-current liabilties          $ 70,654,000     $ 81,398,000
Minority interest               $    749,000     $  1,424,000

Statements of Operations

                                  Nine Months Ended September 30,                Three Months Ended September 30,
                                  -------------------------------                --------------------------------
                                    2005                  2004                     2005                    2004
                                    ----                  ----                     ----                    ----
Revenue                        $ 23,807,000            $ 16,135,000            $  8,176,000            $  5,639,000
Cost of revenues                 20,803,000              14,690,000               7,674,000               5,280,000
Other expenses                    3,864,000               2,840,000               1,230,000                 978,000
                               ------------            ------------            ------------            ------------
Net loss                       $   (860,000)           $ (1,395,000)           $   (728,000)           $   (619,000)
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

4.  Notes Receivable

The following is a summary of the Fund's notes receivable:

                                                                September 30,              December 31,
                                                                   2005                       2004
                                                                   ----                       ----
Blackstone                                                     $ 1,561,700                 $1,642,009
Other                                                              117,763                    125,112
                                                               -----------                 ----------
    Total notes receivable                                       1,679,463                  1,767,121
Less current portion                                               125,254                    131,399
                                                               -----------                 ----------
    Notes receivable - long-term portion                       $ 1,554,209                 $1,635,722
                                                               ===========                 ==========

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

5. Inventories

Inventories consist of spare parts, consumable products, fuel, goods-in-transit and finished goods of the Egypt operations. Inventories are stated at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less the costs of completion and selling expenses. An allowance is established for slow moving items on the basis of management's review and assessment of inventory movements. Inventories consist principally of spare parts, fuel and goods-in-transit of approximately $439,000, $39,000 and $7,000, respectively, as of September 30, 2005.
Inventories consisted principally of spare parts and fuel of approximately $533,000 and $31,000, respectively, as of December 31, 2004.

6. Long-term Debt

Following is a summary of long-term debt by project at September 30, 2005:

                                                             Ridgewood
                                                             Egypt for
                                              Sinai        Infrastructure     U.S. Hydro           Total
                                              -----        --------------     ----------           -----
Total long-term debt                      $ 2,332,693       $   812,477       $   982,938       $ 4,128,108
Less current maturity                        (371,081)         (541,651)         (442,422)       (1,355,154)
                                          -----------       -----------       -----------       -----------
Long-term portion                         $ 1,961,612       $   270,826       $   540,516       $ 2,772,954
                                          ===========       ===========       ===========       ===========


Sinai has an outstanding loan and interest payable of 13,458,242 Egyptian pounds (approximately US $2,333,000). The loan bears interest at 11.0% per annum and is non-recourse to the Fund. A provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. The loan was in default prior to the acquisition of Sinai by Ridgewood Near East and has remained in default through the second quarter of 2005. In the second quarter of 2005, the bank and Sinai resolved all issues and an extension and revised payment schedule was formalized. The revised terms provide for progressive monthly payments over six years ranging from 171,545 Egyptian pounds to 356,727 Egyptian pounds (or US $29,451 to US $61,243 at loan inception exchange rates), including interest, maturing on May 1, 2011.

During the third quarter of 2002, REFI executed a term loan agreement with its principal bank. The bank provided a loan of 12,500,000 Egyptian pounds (approximately US $2,022,000), which matures on March 31, 2007. The loan is being repaid in quarterly principal installments of 781,250 Egyptian pounds (approximately US $135,000 as of September 30, 2005). Outstanding borrowings bear interest at the bank's medium term loan rate plus 0.5% (12.5% at September 30, 2005 and December 31, 2004).

Five of the US Hydro Projects' hydro-electric power plants are financed by a term loan ("term loan"). The Fund has a choice of variable or fixed interest rates on the term loan. Variable rates are LIBOR (approximately 3.83% at September 30, 2005 and 2.38% at December 31, 2004) plus 1 3/4% or the Lenders Corporate Base Rate (as defined). At the Fund's option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1,000,000, for any period of time from two to seven years. Such fixed rate shall be based on the U.S. Treasury note rate at the date of election plus 2 3/4%. The variable rate of approximately 5.58% was the effective interest rate at September 30, 2005 and 4.13% at December 31, 2004. This credit facility is collateralized by five hydroelectric plants and the notes receivable owned by the US Hydro Projects. Although the Fund is current in its interest and principal payments, it is technically in default under the covenants of the term loan as a result of not providing its Lender a copy of one of its subsidiary's current audited financial statements. As per the terms of the term loan agreement, the default does not allow the Lender to accelerate or call the loan.

7. Other Liabilities

As of September 30, 2005, other liabilities include the future discounted payments aggregating $1,324,181 net of current portion, that is part of the termination agreements with two consultants that provided marketing, construction and management services in Egypt (as discussed below).

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in total liability of $484,034 and $513,969 as of September 30, 2005 and December 31, 2004, respectively.

In the first quarter of 2005, Ridgewood Near East terminated an agreement with a former consultant, who previously operated under an arrangement whereby the consultant provided marketing, construction and management services in Egypt. As per the termination agreement, Ridgewood Near East will pay the consultant

$120,000 per year over the remaining life of the projects. The Fund discounted the future payments over 15 years which represents the estimated useful life of the Egypt Projects. As per the terms of the agreement, the Fund will make quarterly installments of $30,000 starting April 1, 2005 and, accordingly, recorded the liability by discounting the future payments at the rate of 10% resulting in a total liability of $913,452 as of September 30, 2005. Based on future events, it is possible that the useful life of the Egypt Projects may exceed 15 years which would result in costs exceeding more than the amount accrued as of September 30, 2005.

The Fund recorded the current portion of future discounted payments of $73,305 to accrued expenses. Schedule of future discounted payments (net of current portion) as of September 30, 2005 are as follows:

   2006 (3 months)   $   19,491
   2007                  82,988
   2008                  91,647
   2009                 101,210
   2010                 111,772
   Thereafter           917,073
                     ----------
      Total          $1,324,181
                     ==========

8.  Related Party Transactions

From time to time, the Fund records short-term receivables and payables from other affiliates in the ordinary course of business. The amounts receivable and payable with the other affiliates do not bear interest. At September 30, 2005 and December 31, 2004, the Fund had outstanding receivables and payables with the following affiliates:

                                                                Due From                              Due To
                                                   --------------------------------------------------------------------
                                                   September 30 ,       December 31,     September 30,      December 31,
                                                        2005                2004             2005               2004
                                                    ----------         ----------         ----------         ----------
Ridgewood Power Management LLC                              --                 --         $  670,670         $  326,062
Ridgewood Renewable Power LLC                               --                 --          1,816,732          2,313,732
Ridgewood Electric Power Trust V                    $  463,255         $1,261,459                 --                 --
Egypt Fund                                                  --                 --            230,785            270,389
United Kingdom Landfill Gas Projects                   269,661            262,350                 --                 --
Ridgewood Dubai                                             --            561,181                 --                 --
Other affiliates                                            --                 --             88,694             89,444
                                                    ----------         ----------         ----------         ----------
Totals                                              $  732,916         $2,084,990         $2,806,881         $2,999,627
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

The Managing Shareholder waived the management fee for the nine months ended September 30, 2005.

During the second quarter of 2005, a subsidiary made a cash distribution of $1,674,237 to Ridgewood Electric Power Trust V, a minority interest.

9. Cost of Revenues

Included in cost of revenues is depreciation and amortization expense of $2,740,852 and $2,653,054 for the nine months ended September 30, 2005 and 2004, respectively and $938,797 and $921,293 for the three months ended September 30, 2005 and 2004, respectively.

10.  ZAP

As an incentive to exercise the warrant it received in the reorganization of ZAP, the Fund received a second warrant, which was exercised in December 2004 with the purchase of 538,462 shares at $3.25 per share. As of December 31, 2004, the Fund did not sell any of the shares it purchased from the exercise of the second warrant and recorded an investment of $1,750,000 to reflect the shares held at market value. During the nine and three months ended September 30, 2005, the Fund sold 432,000 and 260,000 ZAP shares, respectively, to third parties which resulted in a loss of $695,011 and $560,385, respectively. The Fund recorded an unrealized loss in the remaining 106,462 shares (from the exercise of the warrant) of $227,828 due to the decrease in the market price of ZAP securities from $3.25 (December 31, 2004) to $1.11 (September 30, 2005). In addition, during the third quarter of 2005, transfer restrictions on approximately 104,000 Reorganized ZAP Shares were removed, resulting in an unrealized gain of $115,440 on 104,000 ZAP unrestricted shares at a market price of $1.11 per share. A net unrealized loss of $112,388 for the nine months ended September 30, 2005 is included in shareholders' equity.

11. Foreign Currency

The cumulative foreign currency translation adjustment, which represents total accumulated other comprehensive loss, is included in shareholders' equity at September 30, 2005 and December 31, 2004 and amounts to a loss of $7,728,890 and $8,253,824, respectively.

12. Commitments and Contingencies

Two of the US Hydro Projects hydroelectric plants have leased the site at their facility under a long term lease which terminates in 2024. Rent expense for the quarters ended September 30, 2005 and 2004 was $198,677 and $184,511, respectively and for the nine months ended September 30, 2005 and 2004 was $596,381 and $581,869, respectively.

Minimum lease payments at September 30, 2005 are as follows:

             2005 (3 months)                   $   46,250
             2006                                 695,000
             2007                                 700,000
             2008                                 710,000
             2009                                 720,500
             Thereafter                         5,495,977
                                               ----------
               Total Minimum Lease Payments    $8,367,727
                                               ==========

In accordance with Egyptian company law, the Egypt Projects transfer 5% of annual net profits to a statutory reserve. Transfers will cease when the reserve reaches 50% of issued capital. The statutory reserve is not eligible for distribution to members. The statutory reserve amounted to $92,903 and $87,408 as of September 30, 2005 and December 31, 2004, respectively.

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

The financial data for business segments are as follows:

                                                      Power
                       --------------------------------------------------------------------
                       Nine Months Ended September 30,     Three Months Ended September 30,
                       -------------------------------     --------------------------------
                          2005              2004               2005              2004
                       -----------       -----------       -----------       -----------

Revenues               $ 4,645,843       $ 4,546,035       $   874,311       $   993,238
Depreciation and
  amortization           1,385,312         1,452,293           462,684           506,268
Gross profit (loss)      1,751,301         1,381,414          (131,827)         (124,854)
Interest expense            42,240            70,681            15,703            16,607
Goodwill                 4,491,938         5,153,145         4,491,938         5,153,145

                                                      Water
                       --------------------------------------------------------------------
                       Nine Months Ended September 30,     Three Months Ended September 30,
                       -------------------------------     --------------------------------
                          2005              2004               2005              2004
                       -----------       -----------       -----------       --------------

Revenues               $ 4,658,334       $ 3,770,790       $ 2,001,252       $ 1,535,659
Depreciation and
  amortization           1,181,182         1,013,685           417,779           353,318
Gross profit (loss)      1,332,100          (731,266)          656,498        (1,367,064)
Interest expense           233,699           250,601            65,684            74,648
Goodwill                        --                --                --                --

                                                    Corporate
                       --------------------------------------------------------------------
                       Nine Months Ended September 30,     Three Months Ended September 30,
                       -------------------------------     --------------------------------
                          2005              2004               2005              2004
                       -----------       -------------     -----------       --------------

Revenues                        --                --                --                --
Depreciation and
  amortization         $   174,358       $   187,076       $    58,334       $    61,707
Gross (loss) profit      (174,358)         1,577,800           (58,334)        1,703,169
Interest expense           211,087           200,373            78,146            60,208
Goodwill                        --                --                --                --

                                                      Total
                       --------------------------------------------------------------------
                       Nine Months Ended September 30,     Three Months Ended September 30,
                       -------------------------------     --------------------------------
                          2005              2004               2005              2004
                       -----------       ---------------   -----------       --------------

Revenues               $ 9,304,177       $ 8,316,825       $ 2,875,563       $ 2,528,897
Depreciation and
  amortization           2,740,852         2,653,054           938,797           921,293
Gross profit             2,909,043         2,227,948           466,337           211,250
Interest expense           487,026           521,655           159,533           151,463
Goodwill                 4,491,938         5,153,145         4,491,938         5,153,145


14. Subsequent Events

During October 2005, the management fee to Managing Shareholder accrued for 2004, 2003, and 2002, aggregating $1,623,690, was forgiven. The aggregate management fee forgiven was recorded as a capital contribution by the Managing Shareholder in the fourth quarter of 2005, who also anticipates assigning said contribution for the benefit of the investor shareholders.

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

Results of Operations

Three Months Ended September 30, 2005, compared to the Three Months Ended September 30, 2004

Total revenues increased $347,000 to $2,876,000 in the third quarter of 2005 compared to $2,529,000 during the same period in 2004. This is primarily due to increase in revenues from the Egyptian operations by approximately $489,000, primarily due to the increased in demand due to peak tourism season. This is partially offset by the decrease in revenues at the U.S. Hydro Projects by approximately $142,000 due to the lower outputs resulting from lower precipitation.

Cost of revenues for the third quarter of 2005 was $2,409,000, an increase of $92,000 from the third quarter of 2004, primarily due to the increase in operating expenses of Egypt operations resulting from increase in revenues.

Gross profit increased by $255,000, from $211,000 in the third quarter of 2004 to $466,000 in the third quarter of 2005. This is primarily due to the increase of $367,000 in gross profit of the Egypt operations resulting from the increase in revenues, partially offset by the decrease of $112,000 in gross profit of US Hydro projects resulting from the decrease in revenues.

General and administrative expenses increased by $47,000 to $631,000 in the third quarter of 2005, due to an increase in salary related expenses and professional fees for the Egypt operations.

Loss from operations decreased by $208,000 from $372,000 in the third quarter of 2004 to $164,000 in the third quarter of 2005. The decrease in loss from operations is primarily due to the increased gross profit.

Interest income decreased by $5,000 from $26,000 in the third quarter of 2004 to $21,000 during the same period in 2005. The decrease is primarily due to decrease in interest income from REFI partially offset by interest earned in 2005 on the note receivable resulting from the cancellation of the Blackstone Project's power purchase agreement with New England Power.

Interest expense for the third quarter of 2005 was $160,000 compared to $151,000 in 2004. The increase is primarily due to the interest paid as per the termination of a consulting agreement starting in the second quarter of 2005 discounted at 10%. This is partially offset by the pay down of the outstanding borrowings under the credit line executed by the Egypt Projects in the third quarter of 2002.

In the third quarter of 2005, the Fund recorded an equity loss of $218,000 from the UK Projects, compared to a loss of $186,000 in the third quarter of 2004. The increase in equity loss is primarily attributable to the increase in cost of revenue and interest expense, partially offset by higher revenues as a result of the United Kingdom Landfill Gas Projects increased capacity in the current year.

The Fund recorded loss on sale of ZAP securities of $560,000 in the third quarter of 2005 compared to gain on distribution and sale of ZAP securities of $706,000 in the third quarter of 2004. In third quarter of 2005, the Fund sold 260,000 ZAP shares at a market price lower than the price of $3.25 in December 2004. During the third quarter of 2004, the Fund sold a portion of its investment in ZAP for a gain of $201,000. In addition, the Fund recorded a gain of $505,000 from the distribution of approximately 273,000 ZAP shares to its shareholders.

The Fund's Egypt projects recorded a gain on the sale of equipment of $16,000 in the third quarter of 2004 at one of its on-site hotel accounts.

The Fund recorded other expense of $7,000 in the third quarter of 2005 resulting from the Egyptian foreign exchange loss resulting from the purchase of equipment from various international third parties.

In the third quarter of 2005, the Fund recorded a deferred income tax benefit of $90,000 compared to $181,000 in the third quarter of 2004. In the third quarter of 2005, the Fund also incurred $40,000 in current state income tax expense on behalf of certain of the US Hydro Projects. The Fund's Egyptian subsidiaries have a ten-year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented.

Minority interest in the losses of subsidiaries decreased from $88,000 in the third quarter of 2004 to $55,000 in the third quarter of 2005. The decrease in loss is primarily due to the decrease in the loss of Ridgewood Near East resulting from the increase in revenue and the decrease in loss on sale of equipment.

Net loss increased by $1,291,000, from income of $307,000 in third quarter of 2004 to a loss of $984,000 in third quarter of 2005. This is primarily due to the decrease in gain on distribution and sale of ZAP securities.

Nine Months Ended September 30, 2005, compared to the Nine Months Ended September 30, 2004

Total revenues increased $987,000, from $8,317,000 for the nine months ended September 30, 2004 compared to $9,304,000 for the same period in 2005. This is primarily due to the increase in revenues from the Egyptian operations by approximately $790,000, primarily due to the increase in demand due to peak tourism season and increase in revenues at the U.S. Hydro Projects by approximately $197,000 due to the higher outputs resulting from higher than anticipated precipitation.

Cost of revenues for the first nine months of 2005 was $6,395,000, as compared to $6,089,000 for the same period in 2004. The increase is due to the increase in operating expenses of the Egyptian operations resulting from increase in revenues.

Gross profit increased by $681,000, from $2,228,000 in the first nine months of 2004 to $2,909,000 in the first nine months of 2005. This is due to the increase of $360,000 in gross profit of US Hydro resulting from the decrease in depreciation and amortization expenses related to Blackstone project. Gross profit of Egyptian operations increased by $321,000 due to the increase in revenues.

General and administrative expenses increased $1,153,000 to $2,777,000 for the nine months ended September 30, 2005. The increase in expenses is primarily due to the termination agreement with a former consultant which resulted in a charge of $927,000 which represents the present value of the future discounted payments. In addition, the increase in expense is also due to increase in professional fees for US Hydro Projects.

The management fee to the Managing Shareholder was waived for the first nine months of 2005 compared to $823,000 of fees recorded in the first nine months of 2004.

Income from operations increased from a loss of $218,000 in the first nine months of 2004 to income of $132,000 in the first nine months of 2005. The increase in income from operations is primarily due to the increase in gross profit and also due to waiving of the management fee for 2005. This is partially offset by the increase in general and administrative expenses.

Interest income increased by $18,000, from $52,000 in the first nine months of 2004 to $70,000 during the same period in 2005. The increase is attributable to the interest earned on the note receivable resulting from the cancellation of the Blackstone Project's original power agreement with New England Power.

Interest expense for the first nine months of 2005 was $487,000 compared to $522,000 in 2004. The decrease is primarily due to the paydown of the debt assumed in the US Hydro acquisition and the outstanding borrowings under the Egypt Projects' credit line. This is partially offset by the interest related to the termination of a consulting starting in the second quarter of 2005 with the payment discounted at 10%.

In the first nine months of 2005 the Fund recorded an equity loss of $258,000 from the UK Projects, compared to $418,000 for the first nine months of 2004. The decrease in equity loss is primarily a result of the United Kingdom Landfill Gas Projects experiencing higher revenues as a result of increased capacity,and a decrease in administrative and professional fees expenses, partially offset by increase in interest expense.

The Fund recorded a loss on sale of investment in ZAP securities of $695,000 in the first nine months of 2005 compared to gain on distribution and sale of investment in ZAP securities of $2,280,000 during the same period in 2004. In 2005, the Fund sold 432,000 ZAP shares at a market price lower than the price of $3.25 in December 2004. In 2004, the Fund recorded a gain on distribution and sale of 772,500 ZAP shares to the Fund's investor shareholders.

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

The Fund's Egyptian operations recorded a gain on the sale of equipment of $5,000 in the first nine months of 2005 compared to $6,000 in 2004. In 2004, the Fund's Egyptian operations sold equipment at one of its on-site hotel accounts for a gain of $16,000, partially offset by the sale of three vehicles for a loss of $10,000.

Other expenses increased by $14,000 from $3,000 in the first nine months of 2004 to $17,000 during the same period in 2005. The increase in other expense is primarily due to increase in foreign exchange loss resulting from the purchase of equipment from various international third parties.

In the first nine months of 2005, the Fund recorded a deferred income tax benefit of $270,000 compared to $542,000 in the first nine months of 2004. During the first nine months of 2005 the Fund incurred $206,000 in current state income tax expense on behalf of certain of the US Hydro Projects as compared to $85,000 in the first nine months of 2004. The Fund's Egyptian subsidiaries have a ten-year income tax holiday that expires in 2010. Accordingly, no provision has been made for Egyptian income taxes in the periods presented.

Minority interest in the earnings of subsidiaries increased from $226,000 in the first nine months of 2004 to a loss of $64,000 in the first nine months of 2005. The decrease in earnings of subsidiaries is attributable to the increase in loss of the Egypt operations due to the increase in operating expenses, partially offset by the increase in earnings of US Hydro Projects resulting from the increase in revenue.

Net loss for the first nine months of 2005 was $1,123,000 compared to net income of $1,583,000 for the first nine months of 2004. The decrease in net income is primarily attributable to the decrease in gain on distribution and sale of ZAP securities and income tax benefit. This is partially offset by the increase in income from operations.

Liquidity and Capital Resources

At September 30, 2005, the Fund had cash and cash equivalents of $2,169,000, an increase of $1,400,000 as compared to December 31, 2004. The cash flows for the first nine months of 2005 are $4,832,000 provided by operating activities, $11,000 provided by investing activities, $3,487,000 used in financing activities and $44,000 gain from the effect of the exchange rate on cash and cash equivalents.

Cash provided by operating activities for the nine months ended September 30, 2005 was $4,832,000 as compared to $1,623,000 for the nine months ended September 30, 2004. The increase in cash flow from operating activities compared to 2004 is primarily due to the increase in other liabilities resulting from the termination agreement of a consultant in Egypt. In addition, the increase in cash flow is also due to the decrease in short-term receivable from affiliates and in other current assets resulting from the decrease in prepayments made by the Egyptian operations for the equipment.

Cash provided by investing activities was $11,000 during the first nine months of 2005 as compared to $4,312,000 provided by these activities in the first nine months of 2004. The decrease is primarily due to $1,527,000 increase in capital expenditures and $225,000 decrease in collections of note receivable. In addition, the decrease in the first nine months of 2005 is also due to $3,975,000 proceeds from the sale of the US Hydro note receivable in 2004 compared to $0 in 2005. This is partially offset by $1,064,000 of investment in ZAP securities in the first nine months of 2004 and an increase of $353,000 in distributions from the United Kingdom Landfill Gas Projects in the first nine months of 2005.

 Cash used by financing activities for the first nine months of 2005 was $3,487,000 compared to $5,618,000 for the first nine months of 2004. In 2005, cash used in financing activities includes $997,000 in cash distribution to shareholders, $1,674,000 in US Hydro cash distribution to its minority shareholder and $816,000 in repayments of bank loans. In 2004, financing activities includes $997,000 in cash distribution to shareholders and $4,620,000 in repayment of bank loans.

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

The following schedule represents the Fund's total contractual obligations as of September 30, 2005:

                                       2005         2006          2007        2008        2009      Thereafter      Total
                                       ----         ----          ----        ----        ----      ----------      -----
Long-term debt
   Sinai                           $  173,995   $  248,435   $  249,036   $  344,687   $  451,325   $  865,215   $2,332,693
   REFI                               135,414      541,651      135,412           --           --           --      812,477
   US Hydro                           118,112      432,413      432,413           --           --           --      982,938
Minimum lease payments                 46,250      695,000      700,000      710,000      720,500    5,495,977    8,367,727
Consulting settlement agreements       17,650       75,146       82,988       91,647      101,210    1,028,845    1,397,486

In February 2003, a complaint was filed against Ridgewood Near East by a corporation claiming breach of consulting contract. In November 2003, the parties reached an agreement whereby Ridgewood Near East paid the corporation a one-time payment of $280,750, representing commissions and penalties, and agreed to continue making required commission payments as per the original agreement of $900,000 payable in monthly installments of $7,500. The Fund recorded the liability by discounting the future payments at the rate of 10% resulting in a total liability of $484,033 and $513,969 as of September 30, 2005 and December 31, 2004, respectively.

In the first quarter of 2005, Ridgewood Near East terminated an agreement with a former consultant, who previously operated under an arrangement whereby the consultant provided marketing, construction and management services in Egypt. As per the termination agreement, Ridgewood Near East will pay the consultant $120,000 per year over the remaining life of the projects. The Fund discounted the future payments over 15 years which represents the estimated useful life of the Egypt Projects. As per the terms of the agreement, the Fund will make quarterly installments of $30,000 starting April 1, 2005 and, accordingly, recorded the liability by discounting the future payments at the rate of 10% resulting in a total liability of $913,452 as of September 30, 2005. Based on future events, it is possible that the useful life of the Egypt Projects may exceed 15 years which would result in costs exceeding the amount accrued as of September 30, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change in the Fund's assessment of its market risk since its presentation set forth in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," in its Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

Item 4. Controls and Procedures
In accordance with Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), our management with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The system of disclosure controls and procedures was designed to ensure that information required to be disclosed by us in this report and other reports we file under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by us is accumulated and communicated to our senior management so as to allow timely decisions regarding required disclosure. Our evaluation disclosed material deficiencies in our disclosure controls and procedures. The material deficiencies identified as of September 30, 2005 are as follows:

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

Other than the changes discussed above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

Signature                           Capacity                                                       Date
---------                           --------                                                       ----

/s/ Randall D. Holmes               Chief Executive Officer                                        March 31, 2006
---------------------               (Principal Executive Officer)
Randall D. Holmes

/s/ Douglas R. Wilson               Senior Vice President and Chief Financial Officer              March 31, 2006
---------------------               (Principal Accounting Officer)
Douglas R. Wilson
RIDGEWOOD POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes           Chief Executive Officer of Managing Shareholder                March 31, 2006
    ---------------------
      Randall D. Holmes