Form 10-K
period 2005-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2007-08-17
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Investor Shares of Beneficial Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer  ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at June 30, 2007 was 658.1067.

EXPLANATORY NOTE

This Annual Report on Form 10-K for the year ended December 31, 2005 (this “Form 10-K”) being filed by The Ridgewood Power Growth Fund (the “Fund”) contains complete audited financial statements of the Fund for the years ended December 31, 2005, 2004 and 2003 and interim financial information presented for each quarter during those periods, in each case, which are presented on a restated basis to the extent previously filed by the Fund.   This Form 10-K is being filed by the Fund in lieu of the Fund separately filing with the United States Securities and Exchange Commission (the “SEC”) its delinquent Annual Report on Form 10-K for the year ended December 31, 2005 and restatements of (i) the Fund’s Annual Reports on Form 10-K for each of the years ended December 31, 2004 and 2003 and (ii) the Fund’s Quarterly Reports on Form 10-Q for each of the quarterly periods during the years 2003, 2004 and 2005, as discussed below (we refer to the foregoing quarterly and annual reports of the Fund herein collectively as the “Reports for the Historical Periods” and each such report is referred to herein as a “Report for a Historical Period”).  This Form 10-K does not contain financial information, or discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, for periods ended prior to January 1, 2003.

This Form 10-K includes the financial and other disclosures required to be made by the Fund in each of the Reports for the Historical Periods.  To the extent that a Report for a Historical Period was previously filed with the SEC, the information contained in this Form 10-K amends, restates and supersedes in its entirety the information contained in such report for periods commencing on or after January 1, 2003.  Except as noted above, this Form 10-K also includes the financial and other information that would have otherwise been required to have been provided in the Fund’s delinquent Annual Report on Form 10-K for the year ended December 31, 2005, had such report been filed with the SEC.

As previously disclosed in its Form 8-K/A filed May 22, 2007, (i) the consolidated financial statements of the Fund included in the Fund’s Quarterly Reports on Form 10-Q and the Fund’s Annual Reports on Form 10-K for each of the periods beginning with the three-month period ended March 31, 2003 and continuing through the three and nine-month periods ended September 30, 2005 filed with the SEC, including applicable reports of its prior independent registered public accounting firms (the “Previously Issued Financial Statements”), should no longer be relied upon and (ii) the Previously Issued Financial Statements should be restated to conform to generally accepted accounting principles (“GAAP”).  The determination to restate these financial statements and selected financial data was made by the Fund and Ridgewood Renewable Power LLC, the Managing Shareholder of the Fund (the “Managing Shareholder”) on April 18, 2007, as a result of the identification of errors, including the purchase accounting for US Hydro projects, impairment of long-lived assets, waiver of management fees payable to the Managing Shareholder of the Fund and accounting for professional services.  The Fund has discussed these matters with its independent registered public accounting firm.  As these errors were material to the Fund’s consolidated financial statements and selected financial information filed with the SEC, the Fund has concluded that it must restate the consolidated financial statements of such prior periods to correct misstatements therein.

Forward-Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. Such forward-looking statements, including those concerning the Fund’s expectations, are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from the results, projected, expected or implied by the forward-looking statements, some of which are beyond the Fund’s control, that may cause the Fund’s actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Specific consideration should be given to various factors described in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Fund undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

The Fund is a Delaware business trust formed on February 18, 1997 to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Fund. The business of the Fund is to engage in the acquisition, development and operation of infrastructure projects including electricity generation and water treatment in the US and abroad.

The Fund has focused primarily on small-scale electricity generation projects using renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments.  These projects allow the Fund to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies.  While the Fund may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

As of December 31, 2005, the projects in which the Fund then had investments were located in the United States, the United Kingdom and Egypt.  As of that date, the Fund had investments in hydro-electric generating projects in the US with total capacity of 15 megawatts (“MW”), in landfill gas-fired electric generating projects in the UK with total capacity of 48.7MW and in projects in Egypt with the capacity to produce approximately 24,500 cubic meters (approximately 6.5 million gallons) of potable water per day and electricity generating capacity of 29.7MW.

The Fund initiated its private placement offering on February 9, 1998 selling whole and fractional shares of membership interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop.  In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s declaration of trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in April 2000 and raised approximately $65.8 million.  After payment of offering fees, commissions and investment fees, the Fund had $54.6 million for investments and operating expenses. As of June 30, 2007, the Fund had 658.1067 Investor Shares outstanding, held by 1,341 shareholders.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Fund’s operations.  At the inception of the Fund, Ridgewood Power VI LLC (“Power VI”) was an additional managing shareholder but, effective January 1, 2001, Power VI assigned and delegated all of its rights and responsibilities to the Managing Shareholder and since that time has been an entity with only nominal activity. With respect to project investment, RRP locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made by the Fund.

In addition, RRP performs (or arranges for the performance of) the operation and maintenance of the projects owned by the Fund and the management and administrative services required for Fund operations. Among other services, RRP administers the accounts and handles relations with the shareholders, including tax and other financial information. RRP also provides the Fund with office space, equipment and facilities and other services necessary for its operation.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders and (ii) a 25% interest in the cash distributions made by the Fund in excess of certain threshold amounts expressed in terms of shareholder returns. The Managing Shareholder is also entitled to receive reimbursement from the Fund for operating expenses incurred by the Fund, or on behalf of the Fund and paid by RRP, as the Managing Shareholder.  RRP has arranged for administrative functions required to be performed for the Fund to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, which costs are reimbursed to RPM by the Fund.  RRP also serves as the Managing Shareholder (or managing member as appropriate) of a number of affiliated funds and investment vehicles similar to the Fund and, through RPM, provides services to those entities similar to those provided to the Fund.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Fund.

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Fund generally seeks to invest in projects and companies that provide products or services through a number of small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites.  These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Fund’s project.  The Fund focuses on markets in which projects can be developed and built quickly and can be standardized as to their design, equipment and construction.  By following this strategy, the Fund seeks to take advantage of attractive market opportunities while streamlining the development process and diversifying across a number of projects in order to contain the exposure of the Fund to the risks inherent in such projects. As of December 31, 2005, all of the Fund’s projects are owned through investment vehicles that the Fund co-owns with certain affiliated investment funds also managed by the Managing Shareholder.  While the Fund may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

Projects and Properties

The following table is a summary of the Fund’s investment portfolio as of December 31, 2005 detailing the nature of the business, the portion of the investment owned by the Fund and the number of projects in each investment.

Company	No. of Sites	Fund Interest	Leased/ Owned[1]	Purpose	Structure[5]

Ridgewood Egypt[2]	17 locations	68.1%	Leased	1 – Power only 8 – Water only 8 – Water & Power	Block/slab

US Hydro[3]	7 locations	70.8%	Leased and Owned	Hydroelectric Generation	Integral to river dams

Ridgewood UK4	22 locations	30.4%	Leased	Electricity Generation	Containerized

[1]	Refers to the locations on which the Fund’s projects are located and not the projects themselves.

[2]	Co-owned with Ridgewood Electric Power Trust V (“Trust V”) (14.1%) and the Ridgewood Egypt Fund (17.8%). All Egyptian sites are located on or near the Red Sea.

[3]	Co-owned with Trust V. Six US Hydro sites are located on the Eastern Seaboard of the United States and one in California.

[4]
These projects, which were co-owned with Trust V, were sold on February 22, 2007 to an entity not affiliated with the Fund or the Managing Shareholder, as disclosed on a Form 8-K filed by the Fund with the SEC on February 28, 2007.

[5]	Describes the type of structure in which the projects of the Fund are housed.

Ridgewood Egypt

In 1999, the Fund and Ridgewood Electric Power Trust V (“Trust V”) jointly formed and funded Ridgewood Near East Holdings LLC (“NEH”) to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt.  In 2000, the Fund made additional investments and acquired majority ownership of NEH, which wholly owns Ridgewood Egypt For Infrastructure, LLC (Egypt) (“REFI”).  In 2001, the Ridgewood Egypt Fund (“Egypt Fund”), an affiliate of Trust V and the Fund, made contributions to NEH in exchange for a minority interest.

On December 30, 2001, NEH, through REFI, purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”), which owns a 6,300 cubic meter (1.7 million gallon) per day water desalinization plant, for 5 million Egyptian pounds (approximately $1.1 million in 2001). In February of 2002, the Fund made an additional investment of 4.4 million Egyptian pounds (approximately $939,000 in 2002) to increase its ownership to 53% and gain control of Sinai. As of December 31, 2005, REFI was entitled to an additional interest of about 13.4% in Sinai in return for having provided Sinai with certain machinery and equipment.  As of December 31, 2005, receipt of this additional interest was subject to routine review and approval by the Egyptian government, which was granted in 2006.

The facilities of REFI source feedwater from shallow wells or directly from the Red Sea and use reverse osmosis filtration to produce potable water for sale.  Certain of the facilities of REFI are located on or adjacent to their hotel customers while others are stand-alone facilities that deliver product water by pipeline.  The facilities of REFI are modular and mobile and can be relocated to accommodate shifts in demand.  As of December 31, 2005, REFI owns one project that supplies only electricity, eight that provide only potable water and eight that provide both water and electricity generation.  The projects generally sell their output under contracts and other arrangements at prevailing market rates.  REFI has the capacity to make approximately 6.5 million gallons per day of potable water and 29.7MW of electricity.  As a matter of operational management, REFI has a practice of continual evaluation of its projects and relocates capacity between locations in order to meet changes in demand from its customers.  The electricity generating capacity of REFI is used primarily by its own water treatment plants thereby displacing electricity the water plants would otherwise have to purchase from third parties.  This arrangement helps the Fund control costs and increase reliability.  The business of REFI is managed and operated by employees of REFI with its main office located in Cairo, Egypt.

The Ridgewood Egypt operations have two debt facilities. A portion of the assets of Sinai are security for a Sinai bank term loan facility and certain REFI equipment secures a loan facility under which REFI is the borrower.

US Hydro

Beginning in 1999, the Fund and Trust V began discussions with Synergics, Inc. (“Synergics”) to acquire certain of its hydroelectric generating plants.  In the course of negotiations, the Fund and Trust V were presented with an opportunity to acquire certain debt obligations of Synergics from a lender to Synergics.  The Fund and Trust V, through a joint venture (the “debt joint venture”), acquired debt obligations of Synergics from the lender on April 28, 2000 for a payment to the lender of approximately $17 million.   The Fund supplied $12 million of the capital used by the debt joint venture to acquire the debt and Trust V supplied the remaining $5 million. The Fund and Trust V own the debt joint venture 70.8% and 29.2%, respectively, which is in proportion to the capital each supplied. Neither entity has preferred rights over the other.

On November 22, 2002, through another joint venture (the “acquisition joint venture”) owned in the same proportion as the debt joint venture that acquired the debt of Synergics, the Fund and Trust V completed the acquisition of Synergics and changed the name of the acquisition joint venture to Ridgewood US Hydro Corporation (“US Hydro”).

The aggregate acquisition price of US Hydro, including both the 2000 debt acquisition and the 2002 purchase of shares, was approximately $20.3 million. As a result of the acquisition, the Fund and Trust V received seven hydroelectric generating facilities with 15MW of generating capacity and notes receivable to be repaid from the output of an additional project with 4MW of generating capacity.  The Fund has since reached a settlement eliminating the notes receivable making the hydro project portfolio 15MW as of December 31, 2005.  The Fund and Trust V also assumed approximately $7.5 million of other bank debt in connection with the acquisition.

As of December 31, 2005, the output of six projects is sold to utility purchasers under long-term contacts at prices set out in those contracts while output for the seventh is sold at open market prices.  Three of the projects are located in Virginia, two are located in New York, one project is located in California and one project is located in Rhode Island.  The projects are managed by RPM under an operations and maintenance agreement that provides for the Fund to pay the actual cost of project operations and maintenance along with an allocation of actual overhead to provide for administrative services.

Five of the east coast facilities are security for a term loan facility and the California facility is security for a lease obligation.

Ridgewood UK

On May 26, 1999, Ridgewood UK, LLC (“RUK”) was formed as a New Jersey limited liability company and was re-domiciled to Delaware on December 24, 2002. As of December 31, 2005, the business of RUK was the extraction of methane-containing gas from landfill sites in England, Scotland and Wales, the use of that gas as fuel for generating electricity and the sale of that electricity.

On June 30, 1999, Trust V contributed $16.7 million to RUK.  RUK’s wholly owned subsidiary, Ridgewood UK Ltd. (“UK Ltd.”) a limited company registered in England and Wales, then borrowed funds from the Bank of Scotland and with a portion of these combined proceeds, purchased from CLP Envirogas, Ltd. (formerly Combined Landfill Projects, Ltd.) six landfill gas power plants with a combined electricity generation capacity of 15.1MW located in the United Kingdom.  At the time of the purchase, UK Ltd. and CLP Envirogas, Ltd. also agreed the terms on which UK Ltd. would purchase additional projects then under development by CLP Envirogas, Ltd. should such projects be successfully developed.

In 2001, the Fund contributed $5.8 million to RUK in return for an equity share of 30.4% of RUK.  Using this contribution and portions of additional proceeds from Bank of Scotland borrowings, UK Ltd. purchased an additional four projects with combined generating capacity of 4.6MW.  On October 16, 2001, UK Ltd., through the issuance of approximately 24% of its shares and the payment of $2 million cash, acquired certain of the assets and liabilities of CLP Services, Ltd., CLP Development, Ltd and CLP Envirogas, Ltd. (collectively the “Management and Development Companies”) and the equity and debt of certain landfill gas projects (the “UK Merger”).  As a result of the UK Merger, UK Ltd. acquired the ability to develop and operate landfill gas-fueled electricity generating facilities in the UK as well as the development rights to a number of such projects.  The seller in the UK Merger was Arbutus Energy Ltd. (Jersey) (“Arbutus”) who became the minority interest holder of UK Ltd. following the UK Merger.  UK Ltd. was renamed CLPE Holdings Ltd. (“CLP”) in 2001.

As of December 31, 2005, CLP owned 22 landfill methane gas-fired electric generating projects in the United Kingdom with an installed capacity of approximately 48.7MW. Projects representing approximately 26.5MW sell electricity under long-term contracts to the Non-Fossil Purchasing Agency (“NFPA”), a not-for-profit organization that purchases electricity generated by certain renewable power projects on behalf of large English electric utilities. Projects representing approximately 22.2MW qualify for the UK government’s Renewable Obligation incentive program (described in more detail below) and sell their output under short-term contracts.

As part of the UK Merger, RUK also acquired a 50% ownership in each of CLP Organogas SL, which owns a 2MW plant located in Seville, Spain and CLP Envirogas, SL, a management and development services company also located in Seville, Spain (collectively, the “Spanish Business”). Effective January 1, 2003 RUK transferred its interest in the Spanish Business to Arbutus in return for a portion of the minority interest in CLP then held by Arbutus.  As a result of the transaction, RUK increased its ownership in CLP from 76% to 88%.

Beginning in 2002, RUK began to develop sites capable of qualifying for the UK’s Renewable Obligation incentive program (“RO”). The RO program requires electricity suppliers serving end-users in the UK to obtain renewable obligation certificates (“ROCs”) to demonstrate that a minimum portion of their electricity supplied was generated by producers meeting the qualifications of the RO. In order to fund the development and construction of these projects, RUK entered into a series of agreements with affiliated entities that agreed to provide financing.  The affiliated entities providing this funding, Ridgewood Renewable PowerBank LLC, Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC and Ridgewood Renewable PowerBank IV LLC (each a “PowerBank Fund” and collectively the “PowerBank Funds”), are managed by RRP.  Terms of the agreements between RUK and each of the PowerBank Funds are substantially the same and each provides for the PowerBank Funds to make construction advances to RUK in exchange for interest during construction and streams of fixed and variable lease payments once the financed projects go into operation (the “PowerBank Arrangements”).

On January 23, 2007, RUK entered into a sale agreement (the “Sale Agreement”) along with Arbutus, and Ridgewood ROC 2003 LLC (“ROC I”), Ridgewood ROC II 2003 LLC (“ROC II”), Ridgewood ROC III 2003 LLC (“ROC III”), Ridgewood ROC IV 2004 LLC (“ROC IV,” and together with ROC I, ROC II and ROC III, the “Ridgewood ROCs”), each of which is a wholly-owned subsidiary of a corresponding PowerBank Fund, as sellers (collectively, the “Sellers”), with MEIF LG Energy Limited (“Buyer”), as the purchaser.

Prior to the consummation of the Sale, RUK had owned 88% of the issued and outstanding shares of CLP and the remaining 12% of CLP had been owned by Arbutus. The RUK projects that are parties to the NFFO contracts secured a term loan obligation of CLP.

On February 22, 2007, RUK completed the sale (the “Sale”) of all of the issued and outstanding shares of CLP.  Under the Sale Agreement, Buyer acquired (i) 100% of the issued and outstanding shares of CLP (the “CLP Shares”) from RUK and Arbutus, and (ii) substantially all of the assets (the “Assets”) of the PowerBank Funds.  The Assets and the CLP Shares constitute all the landfill gas business located in the United Kingdom of the Fund and the PowerBank Funds.  In accordance with the Sale Agreement, at closing, the Buyer paid an aggregate purchase price for the CLP Shares and the Assets of £117.8 million ($229.5 million), subject to a working capital adjustment that resulted in an increase to the purchase price of approximately £4.2 million ($8.2 million). After adjustment, the purchase price for the CLP Shares was approximately £25.1 million ($48.9 million), of which approximately £15.4 million ($30.0 million) was attributable to Trust V and approximately £6.7 million ($13.1 million) was attributable to the Fund, with Arbutus receiving the remaining balance.  Taking into account payments made to RUK pursuant to certain sharing arrangements with the PowerBank Funds, the total gross sales proceeds to the Fund were approximately £8.4 million ($16.4 million).

The Sellers gave a number of warranties and indemnities to the Buyer in connection with the Sale that it considers typical of such transactions.  Should there be a breach of the warranties or should an indemnity event occur, the Buyer could make claims against the Sellers including the Fund.  Management of the Fund does not believe there is a material likelihood that such a claim will arise or that, should such a claim arise, the Fund would incur a material liability.  This belief is based, in part, on the Sellers having purchased warranty and indemnity insurance to minimize such risk.  There are no current plans to reserve or provide an escrow for the contingent liabilities represented by these warranties and indemnities. In March 2007, the Fund distributed a portion of the Sale proceeds to the shareholders.

ZAP

In 1999, the Fund invested $2.1 million in the shares of ZAP (formerly ZAPWorld.COM, Inc. and ZAP Power Systems, Inc.). As part of the 678,808 share purchase, the Fund also received a warrant to purchase additional shares of ZAP’s common stock at a price between $3.50 and $4.50 per share.  In June 1999, the Fund exercised the warrant and purchased 571,249 additional shares for approximately $2 million, or $3.50 per share. ZAP designs, assembles, manufactures and distributes electric vehicles, including automobiles, bicycle power kits, electric bicycles and tricycles, electric scooters, and other electric transportation vehicles. ZAP’s common stock is quoted on the OTC Bulletin Board under the symbol “ZAAP.OB”.  In June 2001, the Fund agreed to sell to ZAP, and certain of its shareholders, the Fund’s interest in ZAP in return for a $1.5 million interest bearing promissory note (the “Ridgewood ZAP Note”).

In March 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the U S Bankruptcy Code with the US Bankruptcy Court in Santa Rosa, California.  In June 2002, the Second Amended Plan for Reorganization became effective and the Ridgewood ZAP Note was converted into 994,500 shares of ZAP common stock as reorganized (the “Reorganized ZAP Shares”). When issued, the Reorganized ZAP Shares were subject to restrictions on sales or transfers.  As part of the reorganization, Ridgewood ZAP also received warrants to purchase ZAP shares of which a portion was exercised.

During the period between September 2003 and January 2006, after the lifting of the transfer restrictions on the Reorganized ZAP Shares, the Fund exercised a portion of the warrants and then liquidated its position in ZAP Shares through a combination of share sales and distributions to shareholders of the Fund.

Business Segments

The Fund manages and evaluates its operations in two reportable business segments: power generation and water desalinization.  These segments have been classified separately by the similarities in economic characteristics and customer base.  Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by the Managing Shareholder. Included in the water desalinization segment is the Egyptian power generation due to it primarily being a by-product of the water processing and under common management control.

For financial information regarding the Fund’s business segments, see Note 16 to the Fund’s Consolidated Financial Statements which appear elsewhere in this Annual Report on Form 10-K.

Project Feedstock/Raw Materials

The projects of the Fund each convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Fund.

The Egyptian water projects rely on two feedstocks for their output.  The first is feedwater which can come either from shallow wells that occur along the Red Sea coast or from the Red Sea itself and, in all cases, from a source nearby the plant that is to process the feedwater.  In the case of well water, the feedwater is typically brackish, meaning that it has a briny character but does not have as much in the way of impurities (primarily salts) as seawater. The feedwater is processed through reverse osmosis filtration so that a portion becomes fresh or “product” water, which is sold, and the remainder becomes reject water which must be disposed of either by returning it to the Red Sea or by injecting into wells designed for the purpose.  As a general matter, the more the feedwater is like fresh water, the lower the processing cost and the greater the portion that becomes product water.  Though the quality varies depending on location, well water is generally preferred to seawater.  Seawater must undergo pre-treatment before being processed using reverse osmosis.  In order to obtain good quality feedwater wells and suitable reject water wells, the Fund must negotiate with parties owning water rights.  A variety of payment arrangements exist as a result of these negotiations.

The Egyptian water projects also need electricity to run the high compression pumps that operate the reverse osmosis processing equipment.  In most of its projects, REFI generates its own electricity using diesel-fired reciprocating engine generators.  Diesel fuel and electricity are subsidized commodities in Egypt and are readily available.  In other cases electricity is purchased either from the local electricity grid or from the on-site generation of REFI’s hotel customers.  In cases where a project purchases electricity from a host hotel or customer, the value of the electricity is deducted from the price of water purchased by the customer.  These are negotiated transactions that reflect prevailing market rates for the commodities involved.  About 65% of the capacity of the REFI projects generate their own electricity and the remainder purchase electricity from third parties. The Egypt projects do not maintain material amounts of either raw materials or product water inventories.

The projects of US Hydro are all located on, and are integral parts of, dams on river ways.  Of the seven projects of the Fund, five are considered run-of-river meaning that they generate such electricity as the natural flow of the river will produce with little or no ability to alter its flow rate or store water up-river of the dam.  Output of these projects (and hence revenue) is characterized by high degrees of variability and seasonality.  The other two projects of US Hydro are associated with dams used to create reservoirs that store water, which tends to make production from the generating facility more level.  The capacity of the projects of US Hydro is split evenly between run-of-river and reservoir facilities.  The projects do not make payments for throughput water.

Prior to the Sale, the UK projects of the Fund consisted of reciprocating engine generator sets that use methane-containing landfill gas as fuel.  Each project location owned and operated a network of wells, pipes and fans that collected gas from the landfill as it was produced through natural anaerobic digestion of the waste.  The UK projects did not own or operate any landfills but had arrangements with site owner/operators which gave the projects certain rights, including the right to build the project, occupy its compound, operate the gas collection system and use the gas from the landfill.  These agreements were generally referred to as gas agreements, were long-term agreements that typically run for the life or expected life of the gas resource attributable to the landfill and typically included provisions for royalty payments from the project to the landfill operator as compensation for the granting of these rights.  Royalty payments were typically calculated as a percent of revenue. RUK did not maintain material inventories of either raw materials or output products.

Competition

Competition in the market for providing potable water to hotel resort developments is primarily driven by obtaining supply agreements and the rights to locate on the site of a customer.  Secondary competitive factors are price, service and reliability of supply.  Once a supply relationship has been established with a customer, a supplier is very difficult for a competitor to dislodge.

Competition in the UK landfill gas electricity generation industry is based on obtaining site rights by obtaining gas agreements.  Once established on a site, there is little a competitor can do to affect the business of a project. The US Hydro projects can generally sell their production at prevailing market prices, and, as such, do not generally face competition in the sale of the electricity they generate.

Seasonality/Weather Effects

Demand for the output of the Egypt projects is largely driven by the occupancy levels of the hotel customers for the projects and the occupancy rates for hotels in the Red Sea tourist areas are subject to highly seasonal patterns.  The high season for Red Sea tourism is, broadly, from late April to mid-September with a trough in occupancy rates in January and February.  The volume and price of the output of REFI generally track these patterns and management of REFI takes advantage of the troughs in demand to perform maintenance of its projects.

The output of the US Hydro projects are affected by seasonal weather patterns including rainfall and snowpack runoff.  These factors tend to concentrate the output of the US Hydro projects in the spring and fall with little or no output in the winter and summer months.  Management of US Hydro takes advantage of these patterns to perform maintenance during periods of low output.  Because river flows are the dominant factor in determining the output of the US Hydro projects, output can vary widely from year-to-year based on amounts of rain and snowfall.

Prior to the Sale, the RUK projects experienced minor fluctuations in response to seasonal weather patterns but these patterns were not believed to be material.

Government Incentives and Regulation

Certain of the projects of the Fund qualify for incentives because of their location or their use of renewable fuels.

At the time the Egyptian business of the Fund was begun, there was little development or development infrastructure along the Red Sea and parties making investments in these areas were eligible for 10-year income tax holidays.  REFI qualified for such an income tax holiday which commenced on January 1, 2001 and will run through December 31, 2010.  The projects of REFI are subject to routine regulatory oversight which is executed mostly at the local level and consists primarily of zoning and work-place safety regulations that the Fund does not consider onerous.

The US Hydro projects operate under the terms of the Federal Energy Regulatory Commission (“FERC”) licenses issued to them. Even though US Hydro has no employees, it is affected by general employment regulations in the jurisdictions of its facilities through the RPM operations and maintenance agreements. The Fund considers these regulations to be routine and does not consider the cost of compliance to be material.

Because the fuel used by the RUK projects is a renewable, non-fossil fuel source and because it is also an undesirable by-product of landfill operations, the projects of RUK qualified under two separate primary incentive regimes.  The older of the two is the Non-Fossil Fuel Obligation (“NFFO”) which is a program that provided credit-worthy, long-term purchase contracts for qualifying electricity generators enacted in section 32 and 33 of the Electricity Act 1989.  The program provided for a limited volume of such contracts and called for project developers to bid for portions of the limited volume.  The NFPA was set up in connection with the NFFO program to act as administrator and counter-party to the NFFO contracts as well as to administer the contract bidding process.  Prior to the investment by Trust V and the Fund in the UK business, CLP, the predecessor entity, entered a number of these auctions and won several contracts.  A number of these projects were built by RUK and currently sell their electrical output pursuant to NFFO contracts.  Because the contracts were credit-worthy, projects having the benefit of the contracts can readily obtain financing.  The last NFFO contracts were granted in 1998 and no new NFFO contracts are expected to be granted in the future.

The subsequent incentive for which the projects of RUK qualified was also enacted through the Electricity Act 1989 and implemented through The Renewable Obligations Order 2002. Known as the RO, this incentive established targets for parties supplying electricity to final consumers in the UK with respect to the portion of their electricity supply generated from qualifying renewable facilities and imposed penalties on those parties to the extent they failed to meet the targets.  As an owner of qualifying renewable facilities, RUK was able to sell the electricity generated by these facilities as well as certificates (“ROCs”) demonstrating that the electricity can be delivered in satisfaction of the Renewable Obligation.  Both the electricity and the ROCs produced by the qualifying facilities were undifferentiated commodities and there are liquid markets for both albeit at fluctuating prices.

Prior to the Sale, the projects of RUK were subject to routine regulatory oversight which was executed mostly at the local level and consists primarily of zoning, noise and work-place safety regulations that the Fund did not consider onerous.  In addition to these regulations, the RUK projects are also subject to the Integrated Pollution Prevention and Control (“IPPC”) regimes designed to control pollution from industrial sources.  The IPPC regulations are contained in Statutory Instrument 2000 No. 1973; The Pollution Prevention and Control (England and Wales) Regulations 2000 and were introduced under the Pollution Prevention and Control Act 1999.  Regulators set permit conditions that are based on the use of the “Best Available Techniques”, which balances the cost to the operator against benefits to the environment.  The IPPC regulations are being phased in over an extended period and, while they represent an administrative burden in demonstrating initial compliance and a modest burden in demonstrating on-going compliance, the Fund did not believe the IPPC regulations would otherwise affect the business of RUK.

As a general matter, incentives and regulations affecting RUK were enacted and issued by the Parliament of England for England and Wales and separately by the Scottish Parliament for Scotland.  Prior to the Sale, the Fund did not believe that the differences between the versions of the incentives and regulations issued by these two governments would have a material affect on the Fund.

Financing Arrangements

The Fund uses debt to finance certain of the acquisitions and the operation of certain of its investments.  Such financing arrangements are specific to the investment financed and are made at the operating company level.  These financing arrangements are non-recourse to the Fund and the Fund provides no guarantees of the amounts borrowed under such financing arrangements.

Insurance

The Fund has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Fund.  These policies include, where appropriate and economical, property and casualty, business interruption, workman’s compensation, political risk and key executive life insurance with underwriters and carriers the Fund believes, in consultation with its advisors, to be appropriate.  Certain of the insurance carried by the Fund is required by the lenders to certain of its investee companies.

Employees

The Fund does not have employees.  The activities of the Fund are performed either by employees of the Managing Shareholder, its affiliates or those of the specific investments of the Fund.

Offices

The principal office of the Fund and the Managing Shareholder is 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder also maintains offices at 947 Linwood Avenue, Ridgewood, New Jersey, 07450 and a phone number of 201-447-9000.

Available Information

The Fund’s shares are registered under Section 12(g) of the Exchange Act.  The Fund must therefore comply with, among other things, the periodic reporting requirements of Section 13(a) of the Exchange Act. As a result, the Fund prepares and files annual reports with the SEC on Form 10-K, quarterly reports on Form 10-Q and, from time to time, current reports on Form 8-K. Moreover, the Managing Shareholder maintains a website at http://www.ridgewoodpower.com that contains important information about the Managing Shareholder, including biographies of key management personnel, as well as information about the investments made by the Fund and the other investment programs managed by the Managing Shareholder.

Where You Can Get More Information

The Fund files annual, quarterly and current reports and certain other information with the SEC.  Persons may read and copy any documents the Fund files at the SEC’s public reference room at 100 F Street, NE, Washington D.C. 20549. You may obtain information on the operation at the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. A copy of any such filings will be provided free of charge to any shareholder upon written request to the Managing Shareholder at its business address - 947 Linwood Avenue, Ridgewood, New Jersey 07450, ATTN: General Counsel.

Reports to Shareholders

The Fund does not anticipate providing annual reports to shareholders but will make available upon request copies of the Fund’s periodic reports to the SEC on Form 10-K and on Form 10-Q.

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating the Fund:

RISKS INHERENT IN THE BUSINESSES OF THE FUND

The Fund has material weaknesses and significant deficiencies in its internal controls over financial reporting.

Material weaknesses and significant deficiencies in internal controls over financial reporting have been identified in connection with the Fund’s audits. These weaknesses primarily relate to the Fund’s inability to complete its reporting obligations on a timely basis as a result of deficient controls and procedures over financial reporting. See Item 9A. “Controls and Procedures” in this report. The inability of the Fund to timely report its results could impact the ability of an investor to adequately understand its investment, restrict the Fund’s ability to conduct its activities and subject the Fund to fines and penalties.

The Fund’s investment in the Egyptian water desalinization business depends on the willingness and ability of tourists to travel to the Egyptian Red Sea resort areas.  Factors that reduce that tourism, including acts of terrorism, could have an adverse impact on the business of the Fund.

REFI serves remote hotel resort communities that depend on the willingness and ability of tourists to make discretionary journeys to the Egyptian Red Sea areas.  Factors decreasing the willingness or ability of tourists to make these journeys will reduce the demand for the output of the water projects of the Fund.  These factors include, but are not limited to, acts of terrorism, the cost of travel to the area and general tourism industry trends.  The resort areas of Egypt have experienced acts of terrorism in the past and it is possible that such acts could result in dramatically reduced tourism to the area which would likely have an adverse impact on the output quantity and price of the Fund’s products.  Material increases in the cost of travel to the area for reasons such as increases in airfares, taxes or accommodations or other, unrelated changes in traveler preferences can also adversely affect the demand for the products of REFI.  The projects of REFI have no alternative markets for their products.

The Fund’s hydroelectric business can be affected by adverse weather conditions.

The US Hydro projects owned by the Fund rely on rainfall and snowfall to provide water flow for electricity production.  Rainfall and snowfall vary from year-to-year and an extended period of below-normal rainfall and/or snowfall would significantly reduce electricity revenue.  Each project is entirely dependent on the water flow through where it is located.

The Fund has a significant portion of its investments located outside the United States that can be affected by events beyond the Fund’s control.

The Fund has significant investments in Egypt and, until the sale of its UK operations, significant investments in the UK. As a result, the Fund is subject to certain risks on a country-by-country basis, including changes in domestic and foreign government regulations, licensing requirements, tariffs or taxes and other trade barriers, exchange controls, expropriation, and political and economic instability, including fluctuations in the value of foreign currencies. Certain of these risks may be greater than those commonly experienced in the United States. The exchange rate from local currencies to US dollars may be so unfavorable that the Fund may experience negative net results, when measured in US dollars, even though the performance of the Egyptian or UK businesses may be successful when measured in their local currencies. Also, fluctuations of foreign currencies could reduce the value of, or the ability of, the Fund to make distributions to its shareholders.

The operations of the Fund have limited capital, limited access to new capital and have obligations to third parties for borrowed money.

The Fund’s investments, but not the Fund itself, utilize debt financing, which increases the variability of results and increases the financial risk of the Fund.   The rights of the Fund to the cash flow of the projects are subordinated to the obligations of the projects under the debt facilities, which could limit the Fund’s ability to receive cash distributions from the investments.  Also, the Fund does not maintain significant reserves for contingencies to offset this risk.

The operations of the Fund may experience competitive price pressure and competition for project development opportunities.

Competition for new project opportunities is based largely on price, service and reliability.  While it is difficult to displace the existing projects of the Fund from their customers, competition exists for new projects and this competition may, in some circumstances, drive down the prices of the products and services offered by the Fund’s projects or drive up the costs of its feedstock resources.

The Fund may experience delays and cost overruns in the development of new projects.

As an integral part of its Egyptian businesses, and the UK business prior to its sale in 2007, the Fund identifies, develops and constructs new projects.  These processes are inherently uncertain and prone to unforeseen delays and costs which can adversely impact the revenues, expenses and cash flow of the Fund by making completed projects less economically attractive than they were expected to be at the time a commitment was made to building the project.  This can also result in the abandonment or liquidation of projects prior to completion.

The projects of the Fund depend on the near-continuous operation of their equipment.  Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the Fund would be adversely affected.  The Fund may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the Fund includes reverse osmosis water purification equipment, reciprocating engine generator sets, water pumping stations and hydroelectric generating equipment.  This equipment is subject to mechanical failure that the Fund may not be able to predict and that can render specific projects inoperable for considerable periods of time.  This risk also extends to failures of the electricity grid near the Fund’s projects that could prevent the affected project or projects from delivering its electricity.  In addition, the Fund may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that makes up parts of its projects.

The projects of the Fund are subject to regulatory changes (including changes in environmental regulations) that may have an adverse impact on the Fund.

This area of risk is inherently difficult to predict but could include matters such as the ability of the Egyptian projects to discharge the reject water that is a byproduct of the purification process or requirements on the part of regulators for owners of dams or hydroelectric generators to provide for fish passages either upstream or downstream of the dams that affect US Hydro.  Such changes could increase costs at affected projects or prevent certain projects from operating.

REFI must arrange for feedwater, for the disposal of reject water and for a supply of electricity to operate its projects.

REFI depends on third party owners of water rights to source feedwater for their facilities and for the discharge of reject water that is a byproduct of the reverse osmosis process.  Should this be restricted, not possible or the price increases significantly, the profitability of the affected sites would be reduced.  The REFI projects also depend on third party supply of diesel fuel for electricity generation at certain projects and third party supply of electricity at others.  Restrictions of availability of these commodities or significant increases in prices would have a negative impact on the affected projects and the Fund.

The Fund or the Managing Shareholder may become involved in litigation.

The Fund faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although, it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, we believe the chances that any claims or lawsuits arising and resulting, individually or in the aggregate, in a material impact on the Fund to be remote. However, the Fund could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on the results of the Fund.  In addition, while the Fund maintains insurance coverage with respect to certain claims, the Fund may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

THE FOLLOWING RISK FACTORS RELATE TO THE FUND’S RUK ACTIVITIES, WHICH AS DISCUSSED ABOVE, WERE SOLD IN 2007:

The Fund’s UK landfill methane business depends on the production of landfill methane from the landfill sites on which they operate and access to that gas production.

The electricity production of the RUK projects is typically limited by the available amount of landfill methane gas used as fuel by these projects.  A number of factors influence the amount of landfill methane gas produced by a landfill site including the quantity and makeup of the waste deposited into the site by the landfill operator, the manner and sequence of the waste deposition, the non-waste materials used to support the landfill structure and the amount of liquid in the landfill.  A number of factors also influence the ability of the Fund’s UK personnel to gain access to gas that is being produced by a landfill including the landfilling strategy and practices of the landfill site operator.  To the extent that these factors limit the production of landfill methane gas or the ability of the projects of the Fund to collect and use that gas at some or all of the landfill sites on which they operate, the affected project or projects may not achieve profitable output levels.

Certain of the RUK projects sell their electricity and ROC output at open market prices and could be adversely affected should prices fall substantially.

With respect to the projects of RUK not subject to NFFO contracts, the output is sold at open market power prices.  These prices are fixed from time-to-time in one-year contracts.  Should the price of electricity or ROCs fall substantially, the Fund would be adversely affected and it is possible that the projects affected could not be operated profitably.

RISKS RELATED TO THE NATURE OF THE FUND’S SHARES

The Fund’s shares have severe restrictions on transferability and liquidity and shareholders are required to hold the shares indefinitely.

The Fund’s shares are illiquid investments. There is currently no market for these shares and one is not likely to develop. Because there may be only a limited number of persons who purchase shares and because there are significant restrictions on the transferability of such shares under the Fund’s Declaration of Trust and under applicable federal and state securities laws, it is expected that no public market will develop. Moreover, neither the Fund nor the Managing Shareholder will provide any market for the shares. Shareholders are generally prohibited from selling or transferring their shares except in the circumstances permitted under the Declaration of Trust and applicable law, and all such sales or transfers require the Fund’s consent, which it may withhold at its sole discretion. Accordingly, shareholders have no assurance that an investment can be transferred and must be prepared to bear the economic risk of the investment indefinitely.

Shareholders are not permitted to participate in the Fund’s management or operations and must rely exclusively on the Managing Shareholder.

Shareholders have no right, power or authority to participate in the Fund’s management or decision making or in the management of the Fund’s projects. The Managing Shareholder has the exclusive right to manage, control and operate the Fund’s affairs and business and to make all decisions relating to its operation.

The Fund’s assets are generally illiquid and any disposition of Fund assets is at the discretion of the Managing Shareholder.

The Fund’s interest in projects is illiquid. However, if the Fund were to attempt to sell any such interest, a successful sale would depend upon, among other things, the operating history and prospects for the project or interest being sold, the number of potential purchasers and the economics of any bids made by them. The Managing Shareholder has full discretion to determine whether any project, or any partial interest, should be sold and the terms and conditions under which such project would be sold.  Consequently, shareholders will depend on the Managing Shareholder for the decision to sell all or a portion of an asset, or retain it, for the benefit of the shareholders and for negotiating and completing the sale transaction.

The Fund indemnifies its officers, as well as the Managing Shareholder and its employees, for certain actions taken on its behalf. Therefore, the Fund has limited recourse relative to these actions.

The Declaration of Trust provides that the Fund’s officers and agents, the Managing Shareholder, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting on behalf of the Managing Shareholder or its affiliates on the Fund’s behalf, will be indemnified and held harmless by the shareholders from any and all claims rising out of the Fund’s management, except for claims arising out of bad faith, gross negligence or willful misconduct or a breach of the Declaration of Trust. Therefore, the Fund may have difficulty sustaining an action against the Managing Shareholder, or its affiliates and their officers based on breach of fiduciary responsibility or other obligations to the shareholders.

The Managing Shareholder is entitled to receive a management fee regardless of the Fund’s profitability and also receives cash distributions.

The Managing Shareholder is entitled to receive an annual management fee from the Fund regardless of whether the Fund is profitable in that year. The annual fee, payable monthly, is equal to 2.5% of total capital contributed by shareholders. In addition to its annual management fee, the Managing Shareholder, as compensation for its management services, will receive 25% of the Fund’s cash distributions to shareholders upon the shareholders having received a certain minimum level of distributions as set out in the Declaration of Trust, even though the Managing Shareholder has not contributed any cash to the Fund. Accordingly, shareholders contribute all of the cash utilized for the Fund’s investments and activities. If the Fund’s projects are unsuccessful, the shareholders may lose 100% of their investment while the Managing Shareholder will not suffer any investment losses because it did not contribute any capital. None of the compensation to be received by the Managing Shareholder has been derived as a result of arm’s length negotiations.

Cash distributions are not guaranteed and may be less than anticipated or estimated.

Distributions depend primarily on available cash from project operations. At times, distributions may be delayed to repay the principal and interest on project or Fund borrowings, if any, or to fund other costs. The Fund’s taxable income will be taxable to the shareholders in the year earned, even if cash is not distributed.

Because the Managing Shareholder manages other electricity generation and infrastructure funds, it may have conflicts of interest in its management of the Fund’s operations.

Shareholders will not be involved in the management of the Fund’s operations.  Accordingly, they must rely on the Managing Shareholder’s judgment in such matters. Inherent with the exercise of its judgment, the Managing Shareholder will be faced with conflicts of interest. While neither the Fund nor the Managing Shareholder have specific procedures in place in the event of any such conflicting responsibilities, the Managing Shareholder recognizes that it has fiduciary duties to the Fund in connection with its position and responsibilities as Managing Shareholder and it intends to abide by such fiduciary responsibilities in performing its duties. Therefore, the Managing Shareholder and its affiliates will attempt, in good faith, to resolve all conflicts of interest in a fair and equitable manner with respect to all parties affected by any such conflicts of interest.  However, the Managing Shareholder is not liable to the Fund for how conflicts of interest are resolved unless it has acted in bad faith, or engaged in gross negligence or willful misconduct.

TAX RISKS ASSOCIATED WITH AN INVESTMENT IN SHARES

The Fund is organized as a Delaware business trust and the Managing Shareholder has qualified the Fund as a partnership for federal tax purposes. The principal tax risks to shareholders are that:

•	The Fund may recognize income taxable to the shareholders but may not distribute enough cash to cover the income taxes owed by shareholders on the Fund’s taxable income.

•	The allocation of Fund items of income, gain, loss, and deduction may not be recognized for federal income tax purposes.

•
All or a portion of the Fund’s expenses could be considered either investment expenses (which would be deductible by a shareholder only to the extent the aggregate of such expenses exceeded 2% of such shareholder’s adjusted gross income) or as nondeductible items that must be capitalized.

•
All or a substantial portion of the Fund’s income could be deemed to constitute unrelated business taxable income, such that tax-exempt shareholders could be subject to tax on their respective portions of such income.

•	If any Fund income is deemed to be unrelated business taxable income, a shareholder that is a charitable remainder trust could have all of its income from any source deemed to be taxable.

•	All or a portion of the losses, if any, allocated to the shareholders will be passive losses and thus deductible by the shareholder only to the extent of passive income.

•	The shareholders could have capital losses in excess of the amount that is allowable as a deduction in a particular year.

Although the Fund has obtained an opinion of counsel regarding the matters described in the preceding paragraph, it will not obtain a ruling from the IRS as to any aspect of the Fund’s tax status. The tax consequences of investing in the Fund could be altered at any time by legislative, judicial, or administrative action.

If the IRS audits the Fund, it could require investors to amend or adjust their tax returns or result in an audit of their tax.

The IRS may audit the Fund’s tax returns. Any audit issues will be resolved at the Fund level by the Managing Shareholder. If adjustments are made by the IRS, corresponding adjustments will be required to be made to the federal income tax returns of the shareholders, which may require payment of additional taxes, interest, and penalties. An audit of the Fund’s tax return may result in the examination and audit of a shareholder’s return that otherwise might not have occurred, and such audit may result in adjustments to items in the shareholder’s return that are unrelated to the Fund’s operations. Each shareholder bears the expenses associated with an audit of that shareholder’s return.

In the event that an audit of the Fund by the IRS results in adjustments to the tax liability of a shareholder, such shareholder will be subject to interest on the underpayment and may be subject to substantial penalties.

The tax treatment of the Fund can not be guaranteed for the life of the Fund.  Changes in law or regulations may adversely affect any such tax treatment.

Deductions, credits or other tax consequences may not be available to shareholders. Legislative or administrative changes or court decisions could be forthcoming which would significantly change the statements herein. In some instances, these changes could have substantial effect on the tax aspects of the Fund. Any future legislative changes may or may not be retroactive with respect to transactions prior to the effective date of such changes. Bills have been introduced in Congress in the past and may be introduced in the future which, if enacted, would adversely affect some of the tax consequences of the Fund.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Information regarding the Fund’s properties is contained in 1. “Business”, under the heading “Projects and Properties”.

ITEM 3.  LEGAL PROCEEDINGS

On December 30, 2005, an investor in the Fund and entities affiliated with the Fund, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (the “Plaintiff”), filed a Complaint in Suffolk Superior Court, Commonwealth of Massachusetts, Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron I”).  The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of funds (including the Fund) managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of those funds subsequent to the sale.  The Plaintiff is seeking damages of $900,000 plus interest and other damages to be determined at trial.

On January 27, 2006, the Plaintiff, on its own initiative, filed an Amended Complaint and Jury Demand in Massachusetts Superior Court, adding a non-diverse broker-dealer to the action.  On February 22, 2006, the case was removed by the defendants to United States District Court for the District of Massachusetts on the basis of diversity jurisdiction, but the defendants alleged that the only non-diverse party had been fraudulently joined by the Plaintiff.  On February 27, 2006, a motion to dismiss was filed by the defendants in the District Court.  On April 12, 2006, the District Court affirmed its jurisdiction over the case, and dismissed the non-diverse party.  On January 10, 2007, the District Court dismissed Plaintiff’s unjust enrichment case, but denied the motion of the defendants to dismiss as to the remaining claims.  Presently, attorneys for the parties are involved in discovery, with a magistrate judge having decided motions to compel brought by the parties during the Summer of 2007.  A new scheduling order is in the process of being developed by the parties for approval by the District Court.  It is expected that a trial date may be set for late 2007 or early 2008.

On March 20, 2007, the Plaintiff commenced a derivative action, in Suffolk Superior Court, Commonwealth of Massachusetts.  Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron II”).  The Plaintiff joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds.  For a description of the sale transaction, see Item 1.  “Business – Ridgewood UK.”  The Superior Court denied the request by the Plaintiff for an injunction.  The case was then removed by the defendants to the same District Court as Bergeron I, but the District Court remanded the case to Massachusetts Superior Court on July 5, 2007, where it is presently pending.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

On August 16, 2006, the Fund and several affiliated entities, including the Managing Shareholder, filed a lawsuit against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund and the other plaintiffs by Perelson Weiner.  On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and the other plaintiffs, alleging breach of contract due to unpaid invoices in the total amount of $1,187,522.37.  Discovery is ongoing and no trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Fund’s Investor Shares.

Holders

As of June 30, 2007 and December 31, 2005, 2004 and 2003, there were 1,341, 1,327, 1,319 and 1,315 holders of Investor Shares, respectively.

Dividends

Fund distributions for the three years ended December 31, 2005 were as follows (in thousands):

	2005	2004	2003
Distributions to Investors	$1,316	$3,395	$1,316
Distributions per Investor Share	2	5	2
Distributions to Managing Shareholder	13	13	13

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Fund’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2005, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003, are derived from audited financial statements included in this Form 10-K.  The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2002 and 2001 are derived from audited consolidated financial statements that have not been restated, and as a result, may not be comparable to subsequent periods. For further discussion, see Note 2 to the Fund’s Consolidated Financial Statements included in this Form 10-K.

	December 31,
(in thousands)	2005	2004	2003	2002	2001
		(Restated)	(Restated)
Consolidated Statement of Operations Data (1):
Revenues	$12,281	$10,585	$10,245	$5,830	$4,238
Net loss	(3,959)	(746)	(11,026)	(3,331)	(3,037)
Net loss per Investor Share	(6)	(1)	(17)	(5)	(5)
Consolidated Balance Sheet Data (1):
Property, plant and equipment, net	20,812	20,171	22,121	32,992	25,961
Total assets	34,075	38,889	47,108	67,117	48,835
Long-term debt (less current portion)	2,609	1,502	2,476	8,002	-
Minority interest	6,855	8,204	8,327	14,387	8,723
Shareholders' equity	17,749	19,274	22,016	36,316	39,314

(1) Increase in revenue in 2003 and property, plant and equipment and total assets in 2002, is due to the acquisition of US Hydro in November 2002, as discussed in the Fund’s Consolidated Financial Statements.

Quarterly financial information is derived from unaudited financial data, which, in the opinion of management, reflects all adjustments, which are necessary to present fairly the results for such interim periods. It is suggested that the quarterly financial data be read in conjunction with the financial statements and the notes thereto included in this Form 10-K.

	Nine months eneded September 30,			Three months eneded September 30,
(in thousands)	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenues	$9,304	$8,317	$8,025	$2,875	$2,529	$2,336
Net (loss) income	(2,591)	125	(7,733)	(1,694)	(722)	(4,933)
Net (loss) income per Investor Share	(4)	-	(12)	(3)	(1)	(8)

	September 30,
(in thousands)	2005	2004	2003
Consolidated Balance Sheet Data:	(Restated)	(Restated)	(Restated)
Property, plant and equipment, net	$21,401	$20,608	$23,347
Total assets	35,724	38,880	50,965
Long-term debt (less current portion)	2,916	1,730	2,846
Minority interest	6,917	8,217	9,766
Shareholders' equity	15,920	19,272	25,272

	Six months eneded June 30,			Three months eneded June 30,
(in thousands)	2005	2004	2003	2005	2004	2003
Consolidated Statement of Operations Data:	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$6,429	$5,788	$5,689	$3,514	$3,123	$2,988
Net (loss) income	(897)	847	(2,800)	(241)	1,142	(617)
Net (loss) income per Investor Share	(1)	1	(4)	-	2	(1)

	June 30,
(in thousands)	2005	2004	2003
Consolidated Balance Sheet Data:	(Restated)	(Restated)	(Restated)
Property, plant and equipment, net	$21,502	$21,078	$24,008
Total assets	36,228	41,704	57,110
Long-term debt (less current portion)	3,173	1,972	3,118
Minority interest	6,914	8,515	11,836
Shareholders' equity	17,235	22,447	30,831

	Three months eneded March 31,
(in thousands)	2005	2004	2003
Consolidated Statement of Operations Data:	(Restated)	(Restated)	(Restated)
Revenues	$2,915	$2,665	$2,701
Net loss	(656)	(295)	(2,183)
Net loss per Investor Share	(1)	-	(3)

	March 31,
(in thousands)	2005	2004	2003
Consolidated Balance Sheet Data	(Restated)	(Restated)	(Restated)
Property, plant and equipment, net	$21,693	$21,585	$26,857
Total assets	39,458	41,602	58,820
Long-term debt (less current portion)	1,294	2,221	3,317
Minority interest	8,438	8,409	12,184
Shareholders' equity	18,520	21,419	31,478

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Fund’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Fund’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Part I, Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Restatement of Financial Statements

As previously disclosed in its Form 8-K/A filed with the SEC on May 22, 2007, the consolidated financial statements of the Fund included in the Fund’s Quarterly Reports on Form 10-Q and the Fund’s Annual Reports on Form 10-K for each of the periods beginning with the three-month period ended March 31, 2003 and continuing through the three and nine-month periods ended September 30, 2005 should no longer be relied upon and that those financial statements should be restated to conform to generally accepted accounting principles. The determination to restate these financial statements and selected financial data was made by the Fund and the Managing Shareholder of the Fund on April 18, 2007, as a result of the identification of errors, including the purchase accounting for the US Hydro projects, impairment of long-lived assets, waiver of management fees payable to the Managing Shareholder and accounting for professional services.  Accordingly, this Annual Report on Form 10-K contains restated financial statements for the periods mentioned above.

Overview

The Fund is a Delaware business trust formed on February 18, 1997 to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Fund. The business of the Fund is to engage in the acquisition, development and operation of infrastructure projects including electricity generation and water treatment projects in the US and abroad.

The Fund has focused primarily on small-scale electricity generation projects using renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments.  These projects allow the Fund to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies.  While the Fund may make additional investments in the projects and companies it currently owns, it does not anticipate future investment in projects or companies outside its current portfolio.

As of December 31, 2005, the projects in which the Fund has investments were located in the United States, the United Kingdom and Egypt.  As of that date, the Fund had investments in electricity generating projects in the US with total capacity of 15 megawatts (“MW”), in electricity generating projects in the UK with total capacity of 48.7MW and in projects in Egypt with the capacity to produce approximately 24,500 cubic meters (approximately 6.5 million gallons) of potable water per day and electricity generating capacity of 29.7MW.

The Fund’s accompanying consolidated financial statements includes the financial statements of Ridgewood US Hydro Corporation (“US Hydro”) and Ridgewood Near East Holding LLC (“NEH”).  The Fund’s consolidated financial statements also includes the Fund’s 30.4% interest in Ridgewood UK LLC (“RUK”) which is accounted for under the equity method of accounting as the Fund has the ability to exercise significant influence but does not control the operating and financial policies of RUK.

The Fund owns 70.8% interest in US Hydro and the remaining 29.2% minority interest is owned by Ridgewood Electric Power Trust V (“Trust V”).  In addition, the Fund owns 68.1% interest in NEH and the remaining minority interests are owned by Trust V (14.1%) and Ridgewood Egypt Fund (“Egypt Fund”) (17.8%).  The interests of Trust V and Egypt Fund are presented as minority interest in the consolidated financial statements of the Fund.

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of the Fund’s revenues and expenses during the periods presented. The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. The Fund believes the following critical accounting policies affect the more significant estimates and judgments in the preparation of the Fund’s consolidated financial statements.

Revenue Recognition

Revenues generated from the sale of electric power and fresh water are recorded in the month of delivery, based on the estimated volumes sold to customers. Power generation revenue adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available.  Final billings do not vary significantly from estimates.

Accounts Receivable

Accounts receivables are recorded at invoice price in the period the related revenues are earned, and do not bear interest.  The Fund maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on the Fund’s assessment of aged accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. Account balances are charged off against the allowance when the Fund believes it is probable that the receivable will not be recovered.

Property, Plant and Equipment

Property, plant and equipment, consisting of land, hydro-electric generation facilities, water desalinization facilities and office equipment are stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized.  Repair and maintenance expenditures are expensed as incurred.  Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets.  The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the statement of operations.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which ranges from 5 to 30 years.

Impairment of Goodwill, Intangibles and Long-Lived Assets

The Fund evaluates intangible assets and long-lived assets, such as property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

The Fund evaluates goodwill, and intangible assets with indefinite useful lives, under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are subject to annual impairment tests through a comparison of fair value to carrying value.  The two-step approach to assess a reporting unit’s goodwill impairment requires that the Fund first compare the estimated fair value of a reporting unit which has been assigned to goodwill to the carrying amount of the unit’s assets and liabilities, including its goodwill.  If the fair value of a reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities is used to determine the current implied fair value of the unit’s goodwill.

Income taxes

The Fund’s Egyptian subsidiaries have a ten year income tax holiday that expires on December 31, 2010.  Accordingly, no provision has been made for Egyptian income taxes in the Fund’s consolidated financial statements.

US Hydro, for federal income tax purposes, files on a consolidated basis with the Fund using the accrual method of accounting on a calendar year basis. For state income tax purposes, US Hydro files on an individual entity basis.  US Hydro uses the liability method in accounting for income taxes.  Deferred income taxes reflects, where required, the net tax effect of temporary differences arising between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes.

Except for US Hydro, no provision is made for US income taxes in the Fund’s consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.

Foreign Currency Translation

The Egyptian Pound and British Pound Sterling are the functional currencies of the Fund’s Egyptian and UK subsidiaries, respectively. The consolidated financial statements of the Fund’s non-United States subsidiaries are translated into United States dollars. Assets and liabilities are translated into US dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period.  The cumulative foreign currency translation adjustment is a component of other comprehensive income included in shareholders’ equity.

Management Fee

The Fund is charged management fees from its Managing Shareholder. Unpaid management fees accrue interest at 10% per annum. The Managing Shareholder has periodically waived its right to receive a portion of the fees and related interest. Any waived management fees and interest are deemed capital contributions at the time of waiver.

Results of Operations and Changes in Financial Condition

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues increased by $1.7 million, or 16.0%, to $12.3 million in 2005 compared to $10.6 million in 2004. This increase was primarily due to increases in revenues from the Egyptian operations of $1.3 million, primarily attributable to increases in water volume sales due to greater tourism in the Fund’s market area. Additionally, revenues from US Hydro operations increased by $443,000, or 8.7%, in 2005 compared to 2004 due to higher outputs resulting from higher levels of precipitation.

Cost of revenues for 2005 was $8.7 million compared to $8.2 million for 2004, an increase of $547,000, or 6.7%. The cost of revenues for Egypt Projects increased by approximately $576,000 to $5.6 million in 2005 primarily due to the increase in fuel, direct materials and wages resulting from the increase in water volumes processed.  The cost of revenues for US Hydro was $3.1 million for 2005 and 2004 as its costs of revenues are substantially fixed and do not fluctuate directly with revenues.

Gross profit increased by $1.1 million, or 47.6%, to $3.5 million in 2005 from $2.4 million in 2004. The gross profit of Egyptian operations increased by $677,000 to $1.1 million in 2005 from $423,000 in 2004, primarily due to the increase in revenue partially offset by higher fuel and direct material costs.   US Hydro gross profit increased by $472,000 to $2.4 million in 2005 from $1.9 million in 2004, primarily due to the increase in revenues.

General and administrative expenses increased by $81,000 to $3.5 million in 2005 from $3.4 million in 2004.  The increase was primarily attributable to higher professional fees and travel expenses relating to the US Hydro operations.

The management fee due to the Managing Shareholder of $1.6 million for 2005 was comparable to the 2004 management fee.  Management fee is paid to the Managing Shareholder for certain management, administrative and advisory services, office space and other facilities provided to the Fund.  In 2005, the Managing Shareholder waived its right to receive the management fee and any accrued interest, and in 2004, waived its right to receive all but $317,000 of the management fee.

Interest expense increased by $119,000 to $995,000 in 2005 from $876,000 in 2004, primarily attributable to the increase in interest expense on unpaid management fees payable to the Managing Shareholder.

In 2005, the Fund recorded an equity loss of $833,000 from its investment in RUK compared to an equity loss of $699,000 in 2004.  The increase in equity loss of $134,000 was the result of the increase in income tax expense and interest expense at RUK resulting from higher outstanding borrowings associated with the RUK expansion construction program.  This was partially offset by the increase in gross profit resulting from higher production in 2005 compared to 2004.

The Fund recorded a loss on sale of ZAP securities of $956,000 in 2005 compared to a gain of $2.1 million in 2004.  In 2005, the Fund sold its remaining 537,000 ZAP shares at a loss.  In 2004, the Fund recorded a gain of $310,000 resulting from the sale of ZAP securities and a gain of $1.8 million resulting from distribution of 772,500 ZAP shares to the Fund’s shareholders.

Other income increased by $448,000 from $125,000 in 2004 to $573,000 in 2005. Other income in 2005 includes a gain of $589,000 related to recovery of advances to the Fund’s Dubai operations. Other income in 2004 includes a net gain on sale of US Hydro notes receivable of $175,000, representing $200,000 on the sale of the Lahontan notes receivable, partially offset by legal fees of $25,000 incurred on the sale of the notes.

In 2005, the Fund recorded income tax expense of $138,000, compared to an income tax benefit of $773,000 in 2004. The increase in net income tax expenses of $911,000 was primarily attributable to the recognition of timing differences between book and tax basis resulting from the loss on the sale of the Lahontan notes receivable and depreciation and amortization expense of US Hydro assets.

Minority interests in the results of subsidiaries increased by $189,000 from an interest in a subsidiary loss of $154,000 in 2004 to an interest in a subsidiary gain of $35,000 in 2005.  This was primarily due to the increase in the net income of US Hydro projects in 2005 as compared to 2004.

Total assets at December 31, 2005 were $34.1 million, a decrease of $4.8 million from the December 31, 2004 balance of $38.9 million. This decrease was primarily due to a decrease in investments of $4 million due to the losses in RUK and the disposition of ZAP shares, and a decrease of $1.6 million in intangibles attributable to the periodic amortization of recorded balances, offset by an increase in cash and cash equivalents of $1.1 million as discussed below in “Liquidity and Capital Resources”. Total liabilities decreased $3.3 million from $19.6 million at December 31, 2004 to $16.3 million at December 31, 2005, primarily due to decreased long-term debt of $937,000 resulting from normally scheduled payments and a decrease in amounts due to affiliates of $2.1 million. The decrease in due to affiliates was partially due to forgiveness of management fees due to the Managing Shareholder, as discussed above.

Year ended December 31, 2004 compared to the year ended December 31, 2003

           Revenues increased by $340,000, or 3.3%, to $10.6 million in 2004, as compared to $10.2 million in 2003. Revenues from the Egyptian operations increased by $1.1 million to $5.5 million in 2004 from $4.4 million in 2003, primarily due to the increase in water volume sales due to greater tourism in the Fund’s market area in 2004 as compared to 2003. US Hydro revenues decreased by $749,000, or 12.8%, to $5.1 million in 2004 as compared to 2003 due to lower outputs resulting from lower levels of precipitation.

Cost of revenues for 2004 was $8.2 million, as compared to $7.4 million for 2003, an increase of $735,000, or 9.9%. The cost of revenues for Egyptian operations increased by $1.1 million to $5.1 million for the year ended December 31, 2004 from $4 million for the year ended December 31, 2003, primarily due to the increase in fuel and direct materials resulting from increases in water volumes processed.  This increase in the cost of revenues was partially offset by the decrease in cost of revenues for US Hydro by $274,000, to $3.1 million in 2004 as compared to 2003, attributable to the decrease in amortization expense resulting from the write-down of long-lived assets for certain US Hydro projects during the fourth quarter of 2003.

Gross profit decreased by $395,000, or 14.1%, to $2.4 million in 2004 compared to 2003. This was primarily attributable to the decrease in gross profit from the US Hydro operations of $475,000 as compared to 2003 to $2 million in 2004 resulting from lower revenues and cost of revenues, as discussed above.   This difference in 2004 as compared to 2003 was partially offset by a slight increase in gross profit from the Egyptian operations of $80,000 to $443,000 in 2004, resulting from increased revenue, largely offset by increases in cost of revenues, as discussed above.

General and administrative expenses decreased by $932,000 to $3.4 million in 2004 from $4.3 million in 2003. In 2003, the Fund recorded an expense relating to the termination of an agreement with a former consultant which resulted in a charge of $567,000 which represents the present value of the remaining payment obligations.  In addition, bad debt expense decreased by $301,000 in 2004 as compared to 2003 due to improved recoverability of accounts receivable in Egyptian operations.

The management fee due to the Managing Shareholder was $1.6 million for each of 2004 and 2003.  For 2004, all but $317,000 of the management fee and accrued interest was waived; for 2003, all but $150,000 was waived.

In 2003, the Fund recorded a write-down of notes receivable of $3.4 million due to the decrease in the estimated future cash flow of the Lahontan Project and the settlement of those notes with the obligor, the Truckee-Carson Irrigation District (“TCID”).   At the time of the acquisition of US Hydro, the Fund valued the obligations under the notes receivable that were tied to the Lahontan Project at $7.4 million.  In 2003, US Hydro renegotiated the TCID payment obligations, which resulted in a settlement between the parties in 2004 under which TCID made a $4 million cash payment to US Hydro in full satisfaction of its obligations.

              In 2003, the Fund recorded an impairment of goodwill of $6.4 million under SFAS No. 142.  The goodwill balance resulted from the excess of the US Hydro acquisition cost over the fair value of the net assets of US Hydro.

The Fund recorded impairments of property, plant and equipment of $75,000 and $801,000 for 2004 and 2003, respectively.  All of the 2004 impairment, and $189,000 of the 2003 impairment, was due to decreases in the estimated future cash flow of certain US Hydro projects.  The remaining 2003 impairment of $612,000 related to impairment of assets acquired in the Sinai acquisition.

Interest expense decreased by $116,000 to $876,000 in 2004 compared to $992,000 in 2003. The decrease was primarily due to repayment of debt that was assumed in the US Hydro acquisition and of the outstanding borrowings of the Egyptian operations.  This was partially offset by the increase in interest expense on unpaid management fees payable to the Managing Shareholder.

In 2004, the Fund recorded an equity loss of $699,000 from its investment in RUK, compared to an equity loss of $610,000 from such investment in 2003. This was primarily due to an increase in interest expense at RUK due to higher outstanding borrowings associated with the RUK expansion construction program, impairment expense and loss on sale-leaseback transactions recognized by RUK in 2004 as compared to 2003.  This decrease was partially offset by the increase in gross profit in 2004 as compared to 2003 as a result of RUK experiencing increased revenues driven by increased output.

In 2004 and 2003, the Fund recorded gains on the distribution and sale of ZAP securities of $2.1 million and $76,000, respectively.  In 2004, this was attributable to gains of $310,000 resulting from the sale of ZAP shares and a gain of $1.8 million resulting from the distribution of 772,500 ZAP shares to the Fund’s shareholders.  In 2003, the Fund recorded a gain on the sale of 118,000 shares.

Other income (expense) increased by $532,000 from an expense of $407,000 in 2003 to income of $125,000 in 2004.  Other income in 2004 includes a net gain on sale of a US Hydro note of $175,000.  The gain represents $200,000 on the sale of the Lahontan note receivable held by US Hydro Projects, partially offset by legal fees of $25,000 incurred on the sale of the note.  Also, other income in 2004 includes an Egyptian foreign exchange loss of $56,000 resulting from the purchase of equipment from various international third parties compared to a gain on foreign exchange of $93,000 in 2003.  Additionally, the Fund recorded a loss of $499,000 in 2003 from the disposition of equipment in its Egyptian operations.

In 2004, the Fund recorded an income tax benefit of $773,000 compared to a $2.5 million benefit in 2003.  The decrease in income tax benefit was primarily attributable to the increase in current year pre-tax income and the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of US Hydro operations.

Minority interest in the loss of subsidiaries decreased $3.9 million, from $4.1 million in 2003 to $154,000 in 2004.  The decrease was due primarily to the reduction in losses from 2003 to 2004 at the Fund’s US Hydro subsidiary.

Total assets at December 31, 2004 were $38.9 million, a decrease of $8.2 million from the December 31, 2003 balance of $47.1 million. This decrease was primarily due to a net decrease in notes receivable of $2.5 million (primarily due to the collection of the US Hydro note receivable of $4 million and the recording of a notes receivable of $1.6 million resulting from the termination of a US Hydro power purchase agreement), decreases of $2 million in property, plant and equipment and $3 million in intangibles, both of which were primarily due to periodic amortization and depreciation of recorded balances. Total liabilities decreased $5.5 million from $25.1 million at December 31, 2003 to $19.6 million at December 31, 2004, primarily due to decreased long-term debt of $4.9 million, which was primarily due to the repayment of the US Hydro term loan with the proceeds from the collection of the US Hydro note. Additionally, the total liabilities decrease includes a decrease of $1.9 million due to the utilization of deferred income taxes payable.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Total revenues increased $987,000, or 11.9%, from $8.3 million for the nine months ended September 30, 2004 to $9.3 million during the nine months ended September 30, 2005.  This was primarily due to an increase in revenues from the Egyptian operations of $790,000, primarily due to an increase in water volume sales due to greater tourism in the Fund’s market area and an increase in revenues from US Hydro operations of $197,000 due to the higher outputs resulting from greater precipitation.

Cost of revenues for the nine months ended September 30, 2005 was $6.5 million compared to $6.2 million for the same period in 2004. The increase of $266,000, or 4.3%, was due to an increase in the cost of revenue from Egyptian operations of $372,000 to $4.3 million during the first nine months of 2004, partially offset by a decrease in cost of revenues from US Hydro operations of $106,000 to $2.2 million for the first nine months of 2005.   The increase in Egyptian operations in 2005 when compared to 2004 was primarily due to the increase in consumables, repairs and maintenance expenses resulting from the increase in water volumes processed.  The decrease in cost of revenues for US Hydro operations was attributable to the decrease in amortization expense resulting from the impairment of intangibles in the fourth quarter of 2004.

Gross profit increased $721,000 from $2.1 million in the first nine months of 2004 to $2.8 million for the same period in 2005.  This gross profit increase was primarily due to the increase in gross profit of US Hydro operations of $304,000 resulting from the increase in revenues and decrease in amortization expenses.  The gross profit of Egyptian operations increased $417,000 due to the increase in revenues partially offset by increase in consumables, repairs and maintenance expenses.

General and administrative expenses increased $239,000 to $2.8 million for the nine months ended September 30, 2005 from $2.6 million for the nine months ended September 30, 2004. The increase in expenses was primarily due to the increase in accounting and professional fees.

The management fee due to the Managing Shareholder was $1.2 million for each of the nine months ended September 30, 2005 and 2004.

Interest expense for the nine months ended September 30, 2005 was $739,000 compared to $647,000 during the same period in 2004.  The increase was primarily due to the expense incurred on the unpaid balance of management fees payable to the Managing Shareholder.

The equity loss from RUK decreased $75,000 to $425,000 for the nine months ended September 30, 2005 from $500,000 for the nine months ended September 30, 2004.  This was primarily due to the increase in gross profit resulting from increased output and decrease in professional fees, partially offset by the increase in interest expenses at RUK due to higher outstanding borrowings associated with the RUK expansion construction program.

The Fund recorded a loss on distribution and sale of ZAP securities of $708,000 in the first nine months of 2005 compared to gain of $2 million during the same period in 2004.  In the first nine months of 2005, the Fund sold 432,000 ZAP shares at a market price lower than their carrying value.  In the same period in 2004, the Fund recorded a gain on distribution of 772,500 ZAP shares to the Fund’s shareholders.

Other income increased $399,000 from $189,000 in the first nine months of 2004 to $588,000 in the first nine months of 2005. In the first nine months of 2005, other income included $594,000 of recovery of advances related to the Dubai operations. In the first nine months of 2004, other income primarily includes a net gain on sale of a US Hydro note of $175,000.

In the first nine months of 2005, the Fund recorded an income tax expense of $62,000 compared to an income tax benefit of $723,000 in the first nine months of 2004. This change related to income taxes was primarily attributable to the decreases in the temporary timing differences between the book and tax basis for the depreciation and amortization expense of US Hydro operations.

Minority interest in the earnings of subsidiaries was $83,000 for the first nine months of 2005 and minority interest in the losses of subsidiaries was $37,000 for the first nine months of 2004. The increase was attributable to the increase in net income of US Hydro.

Total assets at September 30, 2005 were $35.7 million, a decrease of $3.1 million from the December 31, 2004 balance of $38.9 million. This decrease was primarily due to a decrease in investments of $3.3 million due to the losses in RUK and the disposition of ZAP shares, and a decrease of $1.2 million in intangibles attributable to the periodic amortization of recorded balances, offset by an increase in cash and cash equivalents of $1.4 million as discussed below in “Liquidity and Capital Resources”. Total liabilities increased $189,000 from $19.6 million at December 31, 2004 to $19.8 million at September 30, 2005.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Total revenues increased $292,000 or 3.6% to $8.3 million for the nine months ended September 30, 2004 from $8 million for the nine months ended September 30, 2003. In the first nine months of 2004, revenues from Egyptian operations increased by $927,000, or 28.4%, primarily due to an increase in volume sales attributable to increases in tourism in the Fund’s market area compared to the first nine months of 2003.  This was partially offset by decrease in revenues of $635,000 from US Hydro operations primarily attributable to the lower output resulting from decreased precipitation.

Cost of revenues for the nine months ended September 30, 2004 was $6.2 million, as compared to $5.2 million for the same period in 2003, an increase of $1 million or 19.4%. This increase was primarily attributable to higher cost of revenues from Egyptian operations resulting from higher repairs and maintenance expenses of $982,000 in the nine months ended September 30, 2004 associated with greater water volumes processed.

Gross profit decreased by $724,000, or 25.9%, from $2.8 million for the nine months ended September 30, 2003 to $2.1 million for the nine months ended September 30, 2004. This decrease resulted from a decrease in gross profit from the US Hydro operations of $669,000 primarily due to the decrease in revenues, as discussed above.  In addition, gross profit from the Egyptian operations decreased $55,000 attributable to higher repairs and maintenance expense partially offset by increased revenues, as discussed above.

General and administrative expenses increased by $426,000 to $2.5 million for the nine months ended September 30, 2004 compared to $2.1 million for the nine months ended September 30, 2003, primarily due to advances relating to the Fund’s Dubai operations.

The management fee due to the Managing Shareholder was $1.2 million for each of the nine months ended September 30, 2004 and 2003.

During the first nine months of 2003, the Fund recorded a write-down of notes receivable of $3.4 million due to the estimated decrease in the future cash flow of the Lahontan Project and the settlement of those notes with the obligor, the TCID.  At the time of the acquisition of US Hydro, the Fund valued the obligations under the notes receivable that were tied to the Lahontan Project at $7.4 million.  In 2003, US Hydro renegotiated TCID payment obligations which resulted in a settlement between the parties under which TCID made a $4 million cash payment to US Hydro in full satisfaction of its obligations.

During the third quarter of 2003, the Fund recorded an impairment of goodwill of $6.4 million under SFAS No. 142.  The Goodwill balance resulted from the excess of the US Hydro acquisition cost over the fair value of the net assets of US Hydro.

Interest expense for the nine months ended September 30, 2004 was $647,000 compared to $795,000 during the same period in 2003. The decrease of $148,000 was primarily due to the repayment of the debt assumed in the US Hydro acquisition and of the outstanding borrowings of the Egyptian operations. This was partially offset by the increase in interest expense on unpaid management fees payable to the Managing Shareholder.

During the first nine months of 2004, the Fund recorded an equity loss of $500,000 from RUK, compared to a recorded equity loss of $522,000 for the same period in 2003. The slight decrease in equity loss was the result of an increase in gross profit primarily due to an increased output, partially offset by an increase in interest expense at RUK due to higher outstanding borrowings associated with the RUK expansion construction program.

The Fund recorded a gain on the distribution and sale of ZAP securities of $2 million for the nine months ended September 30, 2004, compared to a gain of $76,000 during the same period in 2003.  During the second and third quarters of 2004, the Fund recorded gains from the distribution of 772,500 ZAP shares to its shareholders.   During the first nine months of 2003, the Fund recorded a gain on the sale of 118,000 ZAP shares.

During the nine months ended September 30, 2004, the Fund recorded other income of $189,000 compared to other expense of $545,000 for the same period in 2003.  In 2004, other income includes a net gain on sale of the Lahontan notes receivable of $175,000 and gain on sale of equipment of $6,000.  During the first nine months of 2003, the Egyptian operations sold power generation equipment for a loss of $561,000.

During the nine months ended September 30, 2004, the Fund recorded an income tax benefit of $723,000 compared to a $1.9 million benefit during the same period in 2003.  The decrease in income tax benefit was primarily attributable to the increase in current year pre-tax income and the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of US Hydro operations.

Minority interest in the loss of subsidiaries was $37,000 for the nine months ended September 30, 2004 compared to the minority interest in the loss of subsidiaries of $2.6 million during the nine months ended September 30, 2003.  The increase was due primarily to the increase in earnings at US Hydro in 2004.

Total assets at September 30, 2004 were $38.9 million, a decrease of $8.2 million from the December 31, 2003 balance of $47.1 million. This decrease was primarily due to a net decrease in notes receivable of $4.1 million primarily due to the collection of the US Hydro note receivable, decreases of $1.5 million in property, plant and equipment and $1.3 million in intangibles, both of which were primarily due to periodic amortization and depreciation of recorded balances. Total liabilities decreased $5.5 million from $25.1 million at December 31, 2003 to $19.6 million at September 30, 2004, primarily due to decreased long-term debt of $4.7 million, which was primarily due to the repayment of the US Hydro term loan with the proceeds from the collection of the US Hydro note. Additionally, the decrease in total liabilities included a decrease of $2.3 million due to the utilization of deferred income taxes payable, offset by an increase in due to affiliates of $1.1 million.

Three months ended September 30, 2005 compared to the three months ended September 30, 2004

Total revenues increased $346,000, or 13.7%, to $2.9 million in the third quarter of 2005, compared to $2.5 million during the third quarter of 2004.  This increase in revenues was primarily due to increased revenues from Egyptian operations of $488,000, resulting from increased water volume sales due to greater tourism in the Fund’s market area.  This increase was partially offset by the decrease in revenues from US Hydro of $142,000 due to the lower outputs resulting from lower precipitation.

Cost of revenues for the third quarter of 2005 was $2.4 million, an increase of $84,000, or 3.5%, compared to third quarter of 2004.  This increase was due to an increase in the cost of revenues from Egyptian operations of $109,000 to $1.7 million during the third quarter of 2005, partially offset by the decrease in cost of revenues from US Hydro operations by $25,000 to $764,000.  The increase in Egyptian operations cost of revenues was primarily due to the increase in consumables, repairs and maintenance expenses resulting from the increase in revenues.  The decrease in cost of revenues for US Hydro operations was attributable to the decrease in repairs and maintenance as well as decreased amortization expense resulting from the impairment of intangibles in the fourth quarter of 2004.

Gross profit increased $262,000 from $159,000 in the third quarter of 2004 to $421,000 during the same period in 2005.  This increase was primarily due to the increase of $379,000 in gross profit of the Egypt operations resulting from the increase in revenues, partially offset by the decrease of $117,000 in gross profit of US Hydro operations resulting from the decrease in revenues.

General and administrative expenses decreased $471,000 to $592,000 in the third quarter of 2005 primarily attributable to the decrease in expenses relating to Dubai project, which was disposed in the first quarter of 2005.

In the third quarter of 2005, the Fund recorded an equity loss of $356,000 from RUK compared to an equity loss of $189,000 during the same period in 2004.  The larger equity loss was primarily attributable to increased interest expense resulting from higher outstanding borrowings under the UK Projects construction advances.

The Fund recorded loss on distribution and sale of ZAP securities of $568,000 in the third quarter of 2005 compared to gain of $591,000 in the third quarter of 2004.  In third quarter of 2005, the Fund sold 260,000 ZAP shares.  During the third quarter of 2004, the Fund recorded a gain from the distribution of approximately 273,000 ZAP shares to its shareholders.

Minority interest in the earnings of subsidiaries decreased from $302,000 in the third quarter of 2004 to $70,000 in the third quarter of 2005. The decrease in earnings of subsidiaries was primarily due to the increase in gross profit provided by the Egypt projects and a decrease in its general and administrative expenses, partially offset by the decrease in gross profit provided by the US Hydro operations.

Three months ended September 30, 2004 compared to the three months ended September 30, 2003

Total revenues increased $193,000, or 8.3%, to $2.5 million in the third quarter of 2004 compared to $2.3 million during the same quarter in 2003.  Revenues from the Egyptian operations increased $200,000 primarily due to an increase in water volume sales resulting from greater tourism in the Fund’s market area.  Revenues from the US Hydro operations decreased $7,000.

Cost of revenues increased from $1.8 million in the third quarter of 2003 to $2.4 million in the third quarter of 2004, an increase of $572,000, or 31.8%.  The increase in cost of revenues was primarily attributable to an increase in cost of revenues from Egyptian operations resulting from higher consumables, repairs and maintenance expenses due to increased water volumes processed.

Gross profit was $159,000 in the third quarter of 2004, a decrease of $379,000, or 70%, from $538,000 in the third quarter of 2003.  This decrease was primarily due to the decrease in gross profit of Egyptian operations by $379,000 from $474,000 in the third quarter of 2003 to $95,000 during the same period in 2003.  The decrease in gross profit from the Egyptian operations was attributed to the increase in consumables, repairs and maintenance expenses partially offset by increased revenues, as described above.

General and administrative expenses increased $387,000 from $676,000 in the third quarter 2003 to $1.1 million in the third quarter of 2004 primarily due to an increase in advances of $253,000 relating to the Fund’s Dubai operations and higher insurance expenses at the Egyptian operations.

In the third quarter of 2003, the Fund recorded an impairment of goodwill of $6.4 million. The goodwill impairment resulted from an excess of the US Hydro acquisition cost over the fair value of the net assets of US Hydro.

The Fund recorded a gain on distribution and sale of ZAP securities of $591,000 in the third quarter of 2004 as compared to a gain of $76,000 in the third quarter of 2003.  During the third quarter of 2004, Fund recorded a gain from the distribution of approximately 273,000 ZAP shares to its shareholders.  In 2003, the Fund sold 118,000 ZAP securities.

The Fund recorded an income tax benefit of $49,000 in the third quarter of 2004 compared to an income tax benefit of $506,000 during the same period in 2003.  The decrease in income tax benefit was primarily attributable to the decrease in current year pre-tax loss and the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of the US Hydro operations.

Minority interest in the loss of subsidiaries decreased $1.6 million, from $1.8 million in the third quarter of 2003 to $302,000 in the third quarter of 2004.  The decrease was primarily attributable to the impairment of goodwill recorded for US Hydro projects in 2003.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

Revenues increased $641,000, or 11.1%, to $6.4 million for the six months ended June 30, 2005 as compared to $5.8 million for the six months ended June 30, 2004. Of this increase in revenues, $340,000 was due to higher revenues from the US Hydro operations resulting from the higher outputs due to higher levels of precipitation.  The remaining $301,000 increase was due to increased revenues from the Egyptian operations due to increased demand resulting from greater tourism in the Fund’s market area compared to 2004.

Cost of revenues increased $182,000, or 4.7%, to $4.1 million for the six months ended June 30, 2005 from $3.9 million for the six months ended June 30, 2004.  The cost of revenues for Egyptian operations increased $263,000 to $2.5 million for the six months ended June 30, 2005 primarily due to higher operating costs including consumables, repairs and maintenance expenses associated with greater water volumes processed.  The cost of revenues for US Hydro operations decreased $81,000 to $1.5 million for the six months ended June 30, 2005 due to a decrease in repairs and maintenance and lower amortization expenses resulting from the impairment of intangibles in the fourth quarter of 2004.

Gross profit increased $459,000, or 24%, in the first half of 2005 to $2.3 million from $1.9 million for the first half of 2004. The increase in gross profit was primarily due to higher revenues at US Hydro and Egyptian operations, partially offset by increase in Egypt cost of revenues.

General and administrative expenses increased $710,000 to $2.2 million for the six months ended June 30, 2005 from $1.5 million for the six months ended June 30, 2004. This increase was attributable to the termination of an agreement with a former consultant in 2005, which resulted in an expense of $927,000, representing the present value of future payments to be made under the settlement of the agreement, and an increase of $105,000 in higher professional fees. This increase was partially offset by a decrease in advances relating to the Dubai operations which were discontinued in the first quarter of 2005.

The management fee due to the Managing Shareholder was $823,000 for each of the first six months of 2005 and 2004.

In the first half of 2005, the Fund recorded an equity loss of $69,000 from RUK compared to an equity loss of $311,000 for the first half of 2004. The decrease in equity loss was a result of the higher revenues received as a result of the increased production, partially offset by the increase in interest expense at RUK due to higher outstanding borrowings associated with the RUK expansion construction program.

In first half of 2005, the Fund recorded a loss on distribution and sale of ZAP securities of $140,000 compared to a gain of $1.4 million in the first half of 2004.  In 2005, the Fund sold 172,000 ZAP shares at a price lower than their carrying value.  In the first half of 2004, the Fund recorded a gain on distribution and sale of approximately 499,000 ZAP shares to the Fund’s shareholders.

Other income increased $419,000 to $593,000 for the first six months of 2005 from $174,000 for the first six months of 2004. For the first six months of 2005, other income includes a gain of $599,000 due to the recovery of advances related to the Dubai operations. In the first six months of 2004, other income includes a net gain on sale of US Hydro note of $175,000.

In the first half of 2005, the Fund recorded an income tax expense of $62,000 compared to income tax benefit of $674,000 in the first half of 2004. The increase in income tax expense was primarily attributable to the recognition of temporary timing differences between the book and tax basis for the deprecation and amortization expense of the US Hydro Projects.

Minority interest in the earnings of subsidiaries decreased from $265,000 in the first half of 2004 to $153,000 in the first half of 2005. The decrease in the earnings of subsidiaries was attributable to the decrease in net income of the US Hydro and Egyptian operations.

Total assets at June 30, 2005 were $36.2 million, a decrease of $2.7 million from the December 31, 2004 balance of $38.9 million. This decrease was primarily due to a decrease in investments of $2.3 million due to the losses in RUK and the disposition of ZAP shares, and a decrease of $782,000 in intangibles attributable to the periodic amortization of recorded balances, offset by an increase in property, plant and equipment of $1.3 million primarily due to capital expenditures in the Fund’s Egyptian operations. Total liabilities decreased $622,000 from $19.6 million at December 31, 2004 to $18.9 million at September 30, 2005.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

Total revenues increased $99,000, or 1.7%, to $5.8 million for the six months ended June 30, 2004 compared to the first six months of 2003. Revenues from US Hydro operations totaled $3.3 million for the first six months of 2004, a decrease of $628,000 from the comparable 2003 period due to lower output resulting from decreased precipitation. Revenues from Egyptian operations increased $727,000 to $2.5 million for the first six months of 2004, resulting from an increase in volume sales associated with greater tourism in the Fund’s market area in 2004 as compared to 2003.

Cost of revenues for the six months ended June 30, 2004 was $3.9 million compared to $3.4 million during the same period in 2003. The increase of $444,000, or 12.9%, was primarily attributable to the Egyptian operations experiencing higher operating costs due to increased water volumes processed during the first half of 2004.

Gross profit decreased $345,000, or 15.3%, from $2.3 million for the six months ended June 30, 2003 to $1.9 million during the same period in 2004. The gross profit for US Hydro operations decreased $669,000 to $1.7 million during the first six months of 2004 due to lower revenues. Gross profit from the Egyptian operations increased $324,000 to $236,000 during six months ended June 30, 2004 primarily attributed to the increase in revenues resulting from the pickup in tourism, as noted above.

General and administrative expenses increased $39,000 to $1.5 million for the six months ended June 30, 2004. This was primarily attributable to the increase in insurance expense partially offset by decrease in property taxes and professional fees.

The management fee due to the Managing Shareholder was $823,000 for each of the six months periods ended June 30, 2004 and 2003.

In the first six months of 2003, the Fund recorded a write-down of notes receivable of $3.4 million due to the decrease in estimated future cash flow of the Lahontan Project and the settlement of those notes with the obligor, the TCID.  At the time of the acquisition of US Hydro, the Fund valued the obligations under the notes receivable that were tied to the Lahontan Project at $7.4 million.  In the first six months of 2003, US Hydro renegotiated the TCID payment obligations which resulted in a settlement between the parties under which the TCID made a $4 million cash payment to US Hydro in full satisfaction of its obligations.

Loss from operations decreased $3 million from a loss of $3.4 million during the six months ended June 30, 2003 to $399,000 during the same period in 2004 was primarily attributable to the write-down of notes receivable of $3.4 million in 2003 and by the increase in gross profit of $345,000.

Interest expense for the six months ended June 30, 2004 was $446,000 compared to $532,000 in 2003, a decrease of $86,000.  The decrease was due to repayments of the debt assumed in the US Hydro acquisition partially offset by the interest recorded on the unpaid balance of the management fees payable to the Managing Shareholder.

In the first half of 2004, the Fund recorded an equity loss of $311,000 from RUK compared to an equity loss of $368,000 during the same period in 2003.  The decrease in equity loss by $57,000 was a result of the higher gross profit in 2004 at RUK resulting from increased production, partially offset by the increase in interest expense at RUK due to higher outstanding borrowings associated with the RUK expansion construction program.

In the first six months of 2004, the Fund recorded a gain of $1.4 million on the distribution and sale of approximately 499,000 ZAP shares.

The Fund recorded other income of $174,000 for the six months ended June 30, 2004 compared to other expense of $562,000 during the same period in 2003. For the six months ended June 30, 2004, other income includes a net gain on sale of the Lahontan notes receivable of $175,000.  In the first six months of 2003, the Egyptian operations sold power generation equipment for a loss of $562,000.

In the first half of 2004, the Fund recorded an income tax benefit of $674,000 compared to an income tax benefit of $1.3 million in the first half of 2003. The decrease in income tax benefit was primarily attributable to the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of US Hydro operations.

Minority interest in the earnings of subsidiaries increased by $973,000 from a minority interest in subsidiary losses of $708,000 in the first half of 2003 to a minority interest in subsidiary earnings of $265,000 during the same period in 2004.  The increase was attributable to greater earnings at the Fund’s US Hydro and Egyptian subsidiaries.

Total assets at June 30, 2004 were $41.7 million, a decrease of $5.4 million from the December 31, 2003 balance of $47.1 million. This decrease was primarily due to a net decrease in notes receivable of $4 million due to the collection of the US Hydro note receivable. Total liabilities decreased $5.8 million from $25.1 million at December 31, 2003 to $19.3 million at June 30, 2004, primarily due to decreased long-term debt of $4.7 million, primarily due to the repayment of the US Hydro term loan with the proceeds from the collection of the US Hydro note, as well as a decrease in deferred taxes payable of $2.2 million due to the utilization of deferred income taxes payable.

Three months ended June 30, 2005 compared to the three months ended June 30, 2004

Total revenues increased $391,000, or 12.5%, to $3.5 million in the second quarter of 2005 as compared to the second quarter of 2004.  Revenues from US Hydro operations increased $241,000 in the second quarter of 2005 compared to the second quarter of 2004 due to higher outputs experienced with increased precipitation. Revenues from Egyptian operations increased $150,000 primarily due to the increase in water volume sales due to greater tourism in the Fund’s market area.

Cost of revenues for the quarters ended June 30, 2005 and 2004 remained flat at $2.1 million. Increased cost of revenues from Egyptian operations was offset by decreased expenses at US Hydro operations.

Gross profit increased $361,000 to $1.4 million in the second quarter of 2005 as compared to the second quarter of 2004. The increase in gross profit was primarily due to higher revenues of the US Hydro operations resulting in increased gross profit of $257,000. Gross profit from the Egyptian operations increased $104,000 in the second quarter of 2005 from the second quarter of 2004 primarily due to higher revenue, partially offset by increase in cost of revenues.

General and administrative expenses decreased $49,000 to $705,000 for the second quarter of 2005 primarily due to expenses relating to the Dubai project which was disposed in the first quarter of 2005, partially offset by an increase in professional fees.

In the second quarter of 2005, the Fund recorded equity income of $16,000 from RUK compared to an equity loss of $159,000 in the second quarter of 2004. The increase in equity income of $175,000 was primarily due to increased capacity and revenue in the 2005 quarter, partially offset by higher interest expense resulting from higher outstanding RUK borrowings.

The Fund recorded a loss on the distribution and sale of ZAP securities of $102,000 in the second quarter of 2005 compared to gain of $1.4 million in the second quarter of 2004.  In the second quarter of 2005, the Fund sold 80,000 ZAP shares.  In the second quarter of 2004, the Fund recorded a gain on distribution and sale of approximately 499,000 ZAP shares to the Fund’s shareholders.

In the second quarter of 2005, the Fund recorded an income tax expense of $34,000 compared to an income tax benefit of $356,000 in the second quarter of 2004. The increase in income tax expense was primarily attributable to the increase in current year pre-tax income and recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of the US Hydro operations.

Three months ended June 30, 2004 compared to the three months ended June 30, 2003

Total revenues increased $135,000, or 4.5%, to $3.1 million in the second quarter of 2004 compared to the second quarter of 2003.  Revenues from Egyptian operations increased $568,000, or 63.7% during the comparable periods due to the increase in sales attributable to higher tourism in the Fund’s market area. This increase was partially offset by US Hydro revenues decreasing $433,000, or 20.7%, due to the lower output resulting from decreased precipitation.

Cost of revenues for the second quarter of 2004 was $2.1 million compared to $1.7 million in the second quarter of 2003, an increase of $341,000, or 19.5%.  This increase was primarily attributable to higher cost of revenues of $349,000 from Egyptian operations resulting from an increase in repairs and maintenance expenses.

Gross profit decreased $205,000, or 16.5%, from $1.2 million in the second quarter of 2003 to $1 million during the same period in 2004.  Gross profit from US Hydro operations decreased $425,000 to $893,000 in the second quarter of 2004 compared to the second quarter of 2003 primarily due to decreased revenues.  Gross profit from Egyptian operations increased $220,000 to $143,000 primarily due to the increase in revenues resulting from increased tourism, as discussed above.

General and administrative expenses increased $199,000 to $754,000 in the second quarter of 2004 primarily due to the increase of $112,000 in advances relating to the Fund’s Dubai operations and also due to increased insurance expenses for US Hydro operations in 2004 as compared to 2003.

In the second quarter of 2004, the Fund recorded an equity loss of $159,000 from RUK, compared to an equity loss of $233,000 in the second quarter of 2003. The decrease in equity loss is primarily attributed to higher revenues earned by RUK partially offset by increased interest expense due to higher outstanding debt borrowings.

In the second quarter of 2004, the Fund recorded a gain of $1.4 million on the distribution and sale of approximately 499,000 ZAP shares to the Fund’s shareholders.

During the second quarter of 2004, the Fund recorded other expense of $7,000 compared to $562,000 in the second quarter of 2003.  In the 2004 quarter, the Fund recorded a loss of $10,000 on the sale of equipment by its Egyptian operations.  In the second quarter of 2003, the Egyptian operations sold the power generation equipment at one of its on-site hotels for a net loss of $562,000.

In the second quarter of 2004, the Fund recorded an income tax benefit of $356,000 compared to an income tax benefit of $126,000 in the second quarter of 2003. The increase in income tax benefit was primarily attributable to the decrease in pre-tax income and the recognition of temporary timing differences between the book and tax basis for depreciation and amortization expense of the US Hydro operations.

Minority interest in the loss of subsidiaries increased $183,000, from $44,000 minority interest in loss in the second quarter of 2003 to $139,000 minority interest in earnings in the second quarter of 2004.  The increase in earnings of subsidiaries is primarily due to the decrease in other expenses and the increase in income tax benefit, which were partially offset by the increase in general and administrative expenses and a decrease of gross profit provided by US Hydro.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

Total revenues increased $250,000, or 9.4%, to $2.9 million in the first quarter of 2005 as compared to $2.7 in the first quarter of 2004. Revenues from US Hydro operations increased $99,000 to $1.7 million as a result of higher outputs due to increased precipitation; revenues from Egyptian operations increased $151,000 primarily due to increased water volume sales due to greater tourism in the Fund’s market area.

Cost of revenues for the first quarter of 2005 was $1.9 million compared to $1.8 million in the first quarter of 2004, an increase of $153,000 or 8.5%. This increase was primarily attributable to higher cost of revenues of $217,000 from Egyptian operations, partially offset by a decrease in the cost of revenues for US Hydro operations of $64,000. The increase in Egyptian operations cost of revenues was primarily due to higher consumable expenses and the offsetting decrease in US Hydro cost of revenues were attributable to lower repair and maintenance expenses.

Gross profit increased 10% from $877,000 in the first quarter of 2004 to $975,000 in the first quarter of 2005.  This increase of $98,000 was primarily due to the increase in the gross profit of US Hydro projects of $164,000, offset by the decrease in gross profit of Egyptian operations by $66,000.

General and administrative expenses increased $759,000 to $1.5 million for the first three months of 2005. The increase is primarily due to the termination agreement with a former consultant which resulted in a charge of $927,000, which represents the present value of the future discounted payments. This was partially offset by a decrease in advances relating to the Dubai operations of $110,000 in the first three months of 2005, when compared to the first three months of 2004.

Other income increased $390,000 from $181,000 in the first three months of 2004 to $571,000 during the same period in 2005.  In the first quarter of 2005, other income includes recovery of amounts related to the Dubai project totaling $595,000.   In the first quarter of 2004, other income includes a net gain on the sale of US Hydro note of $175,000.

The Fund recorded income tax expense of $28,000 in the first quarter of 2005 compared to a tax benefit of $318,000 during the same period in 2004. The increase in income tax expense was primarily attributable to the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of the US Hydro operations.

The Fund recorded $30,000 of minority interest in the earnings of subsidiaries in the first quarter of 2005 as compared with the minority interest in the loss of subsidiaries of $126,000 in the first quarter of 2004.   This increase was primarily due to higher general and administrative expenses and lower gross profit provided by the Egypt projects as well as the increase in tax expense of US Hydro operations.

Total assets at March 31, 2005 were $39.5 million, an increase of $569,000 from the December 31, 2004 balance of $38.9 million. Current assets increased by $545,000 due to increases in accounts receivables and balances due from affiliates. Total liabilities increased $1.3 million from $19.6 million at December 31, 2004 to $20.9 million at March 31, 2005. This increase in total liabilities was primarily due to an increase of $913,000 in other liabilities, primarily resulting from recording a charge of $927,000 in the first quarter of 2004 from a termination agreement with a former employee.

Three months ended March 31, 2004 compared to the three months ended March 31, 2003

Total revenues decreased $36,000, or 1.3%, to $2.7 million in the first quarter of 2004 when compared to the first quarter of 2003. The revenues from US Hydro operations decreased by $195,000 to $1.6 million in the first three months of 2004 due to lower output resulting from a decrease in precipitation.  This was partially offset by the increase in Egyptian revenues by $159,000 to $1.1 million in the first three months of 2004 resulting from an increase in volume sales associated with greater tourism in the Fund’s market area compared to a drop-off in 2003 due to the war in Iraq.

Cost of revenues for the first quarter of 2004 was $1.8 million compared to $1.7 million in the first quarter of 2003. The increase of $103,000, or 6.1%, in cost of revenues was due to US Hydro and Egyptian operations experiencing higher operating costs, consisting mainly of repairs and maintenance expenses.  This was partially offset by the decrease in amortization expense in the first quarter of 2004 due to impairment of intangibles during the fourth quarter of 2003.

Gross profit decreased $139,000, or 13.7%, from $1 million in the first quarter of 2003 to $877,000 in the first quarter of 2004.  US Hydro gross profit decreased $243,000 to $784,000 in the first quarter of 2004 due to lower revenues and increased repairs and maintenance expenses.  Gross profit from the Egyptian operations increased $104,000 to $93,000 in the first quarter of 2004 due to increased revenues resulting from the pickup in tourism compared to the same period in 2003.

General and administrative expenses decreased $160,000 to $735,000 for the first three months of 2004 primarily due to the decrease in provision for doubtful accounts, professional fees and property tax expenses.

The management fee due to the Managing Shareholder was $411,000 in each of the first quarters of 2004 and 2003.

In the first three months of 2003, the Fund recorded a write-down of notes receivable of $3.4 million due to a projected decrease in the estimated future cash flow of the related Lahontan Project.

In the first quarter of 2004, the Fund recorded an equity loss of $152,000 from RUK, compared to an equity loss of $135,000 in the first quarter of 2003. The decrease in equity loss was a result of the increase in gross profit, partially offset by the increase in interest expense at RUK due to higher outstanding borrowings associated with the RUK expansion construction program.

In the first quarter of 2004, the Fund recorded other income of $181,000 which includes a net gain of $175,000 on the sale of the note receivable held by US Hydro.

In the first quarter of 2004, the Fund recorded income tax benefit of $318,000 compared to an income tax benefit of $1.2 million in the first quarter of 2003. The decrease in income tax benefit was primarily attributable to the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of US Hydro operations.

Minority interest in the earnings of subsidiaries increased $790,000 from a minority interest in subsidiary losses of $664,000 in the first quarter of 2003 to a minority interest in subsidiary earnings of $126,000 in the first quarter of 2004.  The increase was primarily due to the increase in earnings of US Hydro and of the Fund’s Egyptian operations.

Total assets at March 31, 2004 were $41.6 million, a decrease of $5.5 million from the December 31, 2003 balance of $47.1 million. This decrease was primarily due to a net decrease in notes receivable of $3.9 million primarily due to the collection of the $4 million US Hydro note receivable. Total liabilities decreased $4.9 million from $25.1 million at December 31, 2003 to $20.2 million at March 31, 2004, primarily due to decreased long-term debt of $4.2 million, primarily due to the repayment of the US Hydro term loan with the proceeds from the collection of the US Hydro note, as well as a decrease in deferred taxes payable of $1.8 million due to the utilization of deferred income taxes payable.

Liquidity and Capital Resources

Year ended December 31, 2005 compared to the year ended December 31, 2004

At December 31, 2005, the Fund had cash and cash equivalents of $1.9 million, an increase of $1.1 million from December 31, 2004. The cash flows for the year 2005 were $5.2 million provided by operating activities, $49,000 provided by investing activities, $4.1 million used in financing activities and a $44,000 positive effect of foreign exchange on cash and cash equivalents.

In 2005, the Fund’s operating activities generated cash of $5.2 million compared to $2.4 million in 2004, an increase of $2.8 million, primarily due to the increase in profitability of the Egypt and US Hydro operations.

In 2005, investing activities provided $49,000, compared to $3.8 million in 2004. The decrease was primarily due to increased capital expenditures of $1.7 million, a decrease in collection from notes receivable of $330,000, and a decrease in proceeds from the sale of ZAP securities of $598,000.  In addition, the decrease in 2005 cash provided by investing activities was also due to the $4 million in proceeds from the sale of US Hydro notes in 2004, partially offset by a decrease of $2.8 million in the Fund’s investment in ZAP securities when comparing 2005 to 2004.

In 2005, the Fund used $4.1 million of cash in financing activities, primarily as a result of $1.1 million used for bank loan repayments and $3 million of cash distributions to shareholders. In 2004, the Fund used $6.2 million of cash in financing activities, $4.9 million of which was used for bank loan repayments and $1.3 million used for distributions to shareholders.

Year ended December 31, 2004 compared to the year ended December 31, 2003

At December 31, 2004, the Fund had cash and cash equivalents of $769,000, a decrease of $32,000 from December 31, 2003. The cash flows for the year 2004 were $2.4 million provided by operating activities, $3.9 million provided by investing activities, $6.2 million used in financing activities and a $5,000 positive effect of foreign exchange on cash and cash equivalents.

In 2004, the Fund’s operating activities generated cash of $2.4 million compared to $2.1 million in 2003, an increase of $289,000 primarily due to increase in revenue.

In 2004, investing activities provided $3.8 million compared to $1.3 million in 2003, an increase of $2.5 million. The increase was primarily due to proceeds of $4 million from the sale of the US Hydro note receivable and $1.4 million in proceeds from the sale of ZAP securities partially offset by the additional investment of $2.8 million in ZAP securities.

 In 2004, the Fund used $6.2 million of cash in financing activities, a result of $4.9 million used for bank loan repayments (including $4 million of proceeds received from sale of the US Hydro note) and $1.3 million used for distributions to shareholders. In 2003, the Fund used $3.3 million of cash in financing activities, primarily the result of $2 million used to repay bank loans and $1.3 million used for distributions to shareholders.

Nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

At September 30, 2005, the Fund had cash and cash equivalents of $2.2 million, an increase of $1.4 million from December 31, 2004. The cash flows for the first nine months of 2005 were $4.8 million provided by operating activities, $9,000 used in investing activities, $3.4 million used in financing activities and a $44,000 positive effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the nine months ended September 30, 2005 was $4.8 million as compared to $1.6 million for the nine months ended September 30, 2004. The increase in cash flow from operating activities compared to 2004 was primarily due to the increase in other liabilities resulting from the termination agreement of a consultant in Egypt. In addition, the increase in cash flow was also due to the decrease in short-term receivables from affiliates and in other current assets resulting from the decrease in prepayments made by the Egyptian operations for equipment.

Cash used in investing activities was $9,000 during the first nine months of 2005 as compared to $4.3 million provided by these activities in the first nine months of 2004. The decrease was due to $4 million of proceeds from the sale of the US Hydro note receivable, which occurred in the first nine months of 2004. Additionally, in the first nine months of 2005 as compared to the same period in 2004, there was a $1.5 million increase in capital expenditures and a $226,000 decrease in collections of note receivable, partially offset by a $1.1 million of investment in ZAP securities in the first nine months of 2004 and an increase of $353,000 in distributions from RUK in the first nine months of 2005.

 Cash used in financing activities for the first nine months of 2005 was $3.4 million compared to $5.6 million for the first nine months of 2004.  In 2005, cash used in financing activities includes $997,000 in cash distributions to shareholders, $1.7 million in US Hydro cash distributions to its minority shareholder and $757,000 in repayments of bank loans.  In 2004, financing activities includes $997,000 in cash distributions to shareholders and $4.6 million in repayment of bank loans.

Nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

At September 30, 2004, the Fund had cash and cash equivalents of $1.1 million, an increase of $307,000 from December 31, 2003. The cash flows for the first nine months of 2004 were $1.6 million provided by operating activities, $4.3 million provided by investing activities, $5.6 million used in financing activities and $10,000 negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the nine months ended September 30, 2004 was $1.6 million as compared to $1.6 million for the nine months ended September 30, 2003. The increase in cash flow was primarily due to the increase in revenue.

Cash provided by investing activities increased to $4.3 million during the first nine months of 2004 as compared to $745,000 in the first nine months of 2003. The increase of $3.6 million in cash flow from investing activities was due to the $4 million received from the sale of the US Hydro note receivable, increase in collection from notes receivable of $121,000, an increase in proceeds from sale of ZAP securities of $539,000 and an increase of $77,000 in distribution from RUK.   This increase was partially offset by an additional investment in ZAP securities of $1.1 million.

Cash used in financing activities for the first nine months of 2004 was $5.6 million compared to $2.1 million for the first nine months of 2003. The decrease in cash flow from financing activities was due to the increase of $3.2 million repayments of principal on US Hydro and Egyptian debt and an increase of $332,000 in cash distributions to shareholders.

Six months ended June 30, 2005 compared to the six months ended June 30, 2004

At June 30, 2005, the Fund had cash and cash equivalents of $1.2 million, an increase of $424,000 from December 31, 2004. The increase was the result of $3.7 million provided by operating activities, $408,000 used in investing activities, $2.9 million used in financing activities and the $33,000 positive effect of foreign exchange on cash and cash equivalents

Cash provided by operating activities for the six months ended June 30, 2005 was $3.7 million as compared to $2.1 million for the six months ended June 30, 2004. The increase in cash flow compared to 2004 was primarily due to the increase in revenue and also due to increase in other liabilities resulting from the termination agreement of a consultant in Egypt.

Cash used in investing activities was $408,000 during the first six months of 2005 as compared to cash provided of $3.2 million in the first six months of 2004. The decrease was primarily due to a $1.4 million increase in capital expenditures and a $133,000 decrease in collections on notes receivable from 2005 to 2004 and the $4 million proceeds from the sale of the US Hydro note receivable in 2004.  This was partially offset by $1.1 million of investment in ZAP securities in the first six months of 2004, $424,000 of proceeds from the sale of investment in ZAP securities in 2005, and a $365,000 increase in distributions from RUK in the first six months of 2005 as compared to the same period in 2004.

Cash used in financing activities for the first half of 2005 was $2.9 million compared to $5 million for the first half of 2004.  In 2005, cash used in financing activities includes $665,000 in cash distributions to shareholders, $1.7 million in US Hydro cash distribution to minority shareholders and $547,000 in repayments of bank loans.  In 2004, financing activities includes $665,000 in cash distributions to shareholders and $4.4 million in repayment of bank loans.

Six months ended June 30, 2004 compared to the six months ended June 30, 2003

At June 30, 2004, the Fund had cash and cash equivalents of $1.1 million, an increase of $261,000 from December 31, 2003. The increase was the result of $2.1 million provided by the operating activities, $3.2 million provided by the investing activities, $5 million used in the financing activities and $10,000 negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the six months ended June 30, 2004 was $2.1 million as compared to $921,000 for the six months ended June 30, 2003.  The increase in cash provided by operating activities was primarily due to the increase in short term advances from affiliates and accrued expenses partially offset by the increase in accounts payable and decrease in accounts receivable.

Cash provided by investing activities was $3.2 million during the first six months of 2004 as compared to a use of $100,000 in the first six months of 2003. The increase in operating cash inflows was primarily due to the following 2004 activity: $4 million from the sale of the US Hydro note receivable held by U.S. Hydro, $353,000 distribution from RUK and $193,000 collections on note receivable. This was partially offset by an investment in ZAP securities of $1.1 million in 2004 and an increase in capital expenditure of $151,000.

Cash used in financing activities for the first half of 2004 increased to $5 million from $908,000 in the first half of 2003. The decrease in 2004 cash flow from financing activities was primarily due to the repayment of principal on the US Hydro debt and distribution to shareholders.

Three months ended March 31, 2005 compared to the three months ended March 31, 2004

At March 31, 2005, the Fund had cash and cash equivalents of $608,000, a decrease of $161,000 from December 31, 2004. The decrease was primarily the result of $840,000 provided by operating activities, $469,000 used in the investing activities, $568,000 used in financing activities and the $36,000 positive effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the three months ended March 31, 2005 was $840,000 compared to $1.1 million for the three months ended March 31, 2004.  The decrease in cash flow in 2005 compared to 2004 was primarily due to a decrease in short-term payable to affiliates and accrued expenses partially offset by increase in other liabilities resulting from the termination agreement of a consultant in Egypt.

Cash used in investing activities for the three months ended March 31, 2005 was $469,000 compared to cash provided of $4 million for the three months ended March 31, 2004.  In the first three months of 2005, cash used in investing activities included $1 million of deposits made on purchase of equipment by the Egyptian operations, partially offset by $359,000 in distributions from RUK and $264,000 in proceeds from the sale of investment in ZAP securities.  In the first three months of 2004, investing activities primarily includes $4 million in proceeds from the sale of the US Hydro note receivable.

Cash used in financing activities for the first quarter of 2005 was $568,000 compared to $4.4 million in the first quarter of 2004. In the first quarter of 2005, cash used in financing activities includes $332,000 in cash distributions to shareholders and $236,000 of repayments under bank loans.  In the first quarter of 2004, financing activities includes $332,000 in cash distributions to shareholders and $4.1 million of bank loan repayments.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

At March 31, 2004, the Fund had cash and cash equivalents of $1.4 million, an increase of $614,000 from December 31, 2003. The increase was the result of $1.1 million provided by the operating activities, $4 million provided by investing activities, $4.4 million used in the financing activities and the $6,000 negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the three months ended March 31, 2004 was $1.1 million as compared to $380,000 for the three months ended March 31, 2003. The increase of $686,000 in cash flow from operating activities was primarily the result of the increase in short term advances to affiliates.

Cash provided by investing activities was $4 million during the first three months of 2004 as compared to a use of $38,000 in the first three months of 2003. This increase of $4 million was primarily due to the sale of the US Hydro note receivable and collection of other notes receivable.

Cash used in financing activities for the first quarter of 2004 was $4.4 million compared to $557,000 in the first quarter of 2003. The increase of $3.9 million in the first quarter of 2004 as compared to the first quarter of 2003 was primarily due to the increase in repayment of principal on the US Hydro debt of $4 million and cash distributions to shareholders of $332,000.

Off-Balance Sheet Arrangements

The Fund has not entered into any off-balance sheet arrangements that either have, or are reasonable likely to have, a material adverse current or future effect on the Fund’s financial condition, revenues or expenses, result of operations, liquidity, capital expenditure or capital resources that are material to the Fund.

Contractual Obligations and Commitments

The following table provides a summary of the Fund’s share of contractual obligations as of December 31, 2005 (in thousands).

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term debt
Sinai (1)	$217	$285	$372	$465	$624	$296	$2,259
REFI (2)	541	135	-	-	-	-	676
US Hydro (3)	432	432	-	-	-	-	864
Minimum lease payment (4)	695	700	710	721	732	4,764	8,322
Consulting agreement settlement (5)	75	83	92	101	112	917	1,380

1)
The Sinai loan bears interest at 11.0% per annum. The provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks.  As the loan has been in default since 2003, in April 2005, Sinai entered into a new agreement in order to cure the default and reschedule the installment payments of the debt. At December 31, 2005, Sinai was in compliance with the terms of the modified loan.

2)
During the third quarter of 2002, REFI executed a term loan agreement with its principal bank. The bank provided a loan of 12.5 million Egyptian pounds (approximately $2 million), maturing March 31, 2007. The loan is repayable in quarterly installments of 781,000 Egyptian pounds (approximately $126,000) starting June 2003. Outstanding borrowings bear interest at the bank’s medium term loan rate plus 0.5% (12.5% at December 31, 2005, 2004 and 2003).

3)
Of the original eight US Hydro projects, six were financed by a single term loan. The borrower under the term loan is an intermediate, wholly-owned subsidiary of US Hydro whose only assets are the projects that were financed.  The Fund has a choice of variable or fixed interest rates on the term loan. Variable rate is LIBOR (3.83% 2.38% and 1.16% at December 31, 2005, 2004 and 2003, respectively) plus 1.75% or the Lenders Corporate Base Rate (as defined).  At the Fund’s option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1.0 million, for any period of time from two to seven years.  Such fixed rate shall be based on the U.S. Treasury note rate at the date of election plus 2.75%. The variable rates of 5.58%, 4.13% and 2.91% were the effective interest rates at December 31, 2005, 2004 and 2003, respectively. This credit facility is collateralized by the assets of the projects financed including, where appropriate, the interest in projects held in the form of notes receivable.

As additional compensation to the lender, the Fund is required to pay an additional amount equal to 10% of the cash flow, as defined, of the financed projects plus 10% of any net proceeds, as defined, from the sale or refinancing of any of the financed projects.  The Fund is also required to make an additional annual payment of 50% of excess cash flow, as defined.  No additional payments were required for the years ended December 31, 2005, 2004 and 2003.

4)
The facility at Union Falls has leased the site at its facility under a non-cancelable long-term lease which terminates in 2024. Rent expense at this site for the years ended December 31, 2005, 2004 and 2003 was $185,000, $170,000 and $160,000, respectively.  The facility of US Hydro at the Box Canyon dam in Siskiyou County, California is owned subject to a ground lease which the Fund treats for financial reporting purposes as an operating lease.  The lease terminates on December 31, 2010, at which time the Fund is obligated to transfer the facility at the site to the Siskiyou County Flood Control and Water Conservation District.  The lease payment for Box Canyon was $500,000 for each of the years ended December 31, 2005, 2004 and 2003.

5)
In February 2003, a complaint was filed against NEH by a corporation claiming breach of a consulting contract.  In November 2003, the parties reached an agreement, whereby, NEH paid the corporation a one-time payment of $281,000, representing commissions and penalties, and have agreed to continue making required commission payments, as per the original agreement, of $900,000, payable in monthly installments of $7,500 over a period of ten years.  In addition, in April 2005, NEH agreed to a settlement with another individual, whereby NEH will make quarterly payments of $30,000 for so long as the Egypt projects remain operational.  In the event that the Egypt projects are sold, an amount equal to the present value of the subsequent ten-years of payments would be made in settlement of the remaining obligation.  NEH recorded a liability of $927,000 during the first quarter of 2005 to reflect this obligation.

Recent Accounting Pronouncements

SFAS 143 and FIN 47

 In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Furthermore, in March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143. Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005. The Fund adopted SFAS No. 143 effective January 1, 2003, with no material impact on its consolidated financial statements.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for interim periods beginning after May 15, 2002. The Fund adopted SFAS No. 145 effective January 1, 2003, with no material impact on its consolidated financial statements.

SFAS 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. SFAS No. 146 is effective for fiscal years ending after December 31, 2002. The Fund adopted SFAS No. 146 effective January 1, 2003, with no material impact on its consolidated financial statements.

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

FIN 46R

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46") which changes the criteria by which one company includes another entity in its consolidated financial statements. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after December 31, 2003, and apply in the first fiscal period ending after March 15, 2004, for variable interest entities created prior to January 1, 2004. The Fund adopted the disclosure provisions of FIN 46 effective December 31, 2003, with no material impact to the consolidated financial statements.  In December 2003, the FASB issued a revision to FIN 46 (“FIN 46R”) to clarify some of the provisions and to exempt certain entities from its requirements.  The Fund implemented the full provisions of FIN 46R effective January 1, 2004, with no material impact on its consolidated financial statements.

SFAS 149

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Fund adopted SFAS No. 149 effective July 1, 2003, with no material impact on its consolidated financial statements.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for interim periods beginning after June 15, 2003. The Fund adopted SFAS No. 150 effective July 1, 2003, with no material impact on its consolidated financial statements.

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Opinion 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Fund adopted SFAS No. 153 effective June 15, 2005, with no material impact on its consolidated financial statements.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules.   Under SFAS No. 154, changes in accounting principle must be applied retrospectively to prior periods’ financial statements, or the earliest practicable date, as the required method for reporting a change in accounting principle.  The Fund adopted SFAS No. 154 effective December 15, 2005, with no material impact on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Overview Regarding Market Risks

The Fund is exposed to certain market risks associated with interest rates, foreign exchange rates and commodity prices. The Fund does not utilize financial instruments and other contracts to hedge against such fluctuations and does not enter into derivative instruments for trading or speculative purposes.  The Fund does not anticipate any changes to its market risk exposure other than as described in connection with the RUK investment below and does not anticipate any changes in the management of these risks.

Interest Rate Risks

The Fund is exposed to risk resulting from changes in interest rates as a result of its projects use of fixed-rate and variable-rate debt.  Such debt takes the form of term loans of intermediate length maturities and is consistent with the long-life nature of the assets of the Fund.  The Fund’s investments in financial instruments consist only of short-term investments of working capital that are either bank deposits or have characteristics similar to those of bank deposits.  The Fund does not expect any material loss from such investments and therefore believes its potential interest rate exposure is not material.  Trade accounts receivable and accounts payable are carried at their fair market value.

Foreign Exchange Rate Risk

The Fund is exposed to foreign currency risk and other foreign operating risks that arise from investments in foreign subsidiaries and affiliates. A key component of this risk is that these foreign subsidiaries and affiliates utilize currencies other than the US dollar which is the consolidated reporting currency of the Fund.  As a general matter, the foreign operations of the Fund match the currency of their assets and revenues to the currency of their obligations and expenses in order to minimize currency risk within such foreign operations.

Although the Fund invests in long-lived projects and businesses, it is a finite-life investment vehicle and liquidation of investments, including foreign investments, is part of the strategy of the Fund.  The ultimate effect of currency fluctuations on the Fund will, therefore, be heavily weighted toward the applicable exchange rate(s) at the time of liquidation and repatriation of the proceeds of any sale.  The Fund does not hedge the currency risk associated with holding its investments in foreign entities.

Commodity Price Risk

The Fund is exposed to the impact of market fluctuations in the price of electricity as a result of its investment in US Hydro. Although the majority of the electricity sales of the Fund are made pursuant to long-term contracts with fixed prices, a portion of electricity sales are made at market prices prevailing at the time of generation.  This subjects the operating results of the Fund to the volatility of electricity prices in competitive markets and the Fund does not hedge its electricity price risk.

Description of Long-Tem Debt Obligations of the Fund

The following schedule summarizes the interest rate risk of the Fund’s long-term debt obligations at December 31, 2005 by identifying the schedule over which payments required by these obligations are expected to be made (converted to thousands of US dollars). The fair value of the obligations, calculated using current rates for loans with similar maturities, does not differ materially from the amounts presented below.

	2006	2007	2008	2009	2010	Thereafter	Total
Long-term Debt
Fixed Rate Principal Payment Obligation
(Egyptian Pound Denominated)[1]	$217	$285	$372	$465	$624	$296	$2,259
Average Interest Rate	7.57%	7.57%	7.57%	7.57%	7.57%	7.57%	7.57%

Variable Rate Principal Payment Obligation
(Egyptian Pound Denominated)[2]	$541	$135	$-	$-	$-	$-	$676
Average Interest Rate	n/a	n/a	-	-	-	-	n/a

Variable Rate Principal Payment Obligation
(USD Denominated)[3]	$432	$432	$-	$-	$-	$-	$864
Average Interest Rate	n/a	n/a	-	-	-	-	n/a

[1]
Amounts are attributable to the borrowings of the Fund’s Egyptian operation, and not the Fund itself.  The borrowings above are stated gross and are subject to minority interests.  The Fund’s interest, after taking into account minority interests, is approximately 45.2%.

[2]
Amounts are attributable to the borrowings of the Fund’s Egyptian operation, and not the Fund itself.  The borrowings above are stated gross and are subject to minority interests.  The Fund’s interest, after taking into account minority interests, is 68.1%.  The future interest payments on this loan will be determined by interest rates in the period in which the payment obligation accrues as determined by a formula set out in the loan agreement.

[3]
Amounts are attributable to the borrowings of the Fund’s US Hydro operation, and not the Fund itself.  The US Hydro borrowings above are stated gross and are subject to minority interests.  The Fund’s interest in US Hydro, after taking into account minority interests, is 70.8%.  The future interest payments on this loan will be determined by interest rates in the period in which the payment obligation accrues as determined by a formula set out in the loan agreement.

UK Market Risk Disclosures

The investment of the Fund in RUK is accounted for by the Fund using the equity method of accounting so instruments of RUK affecting the market risk of the Fund are not consolidated into the financial statements of the Fund.

Prior to the Sale in 2007, RUK had a UK pound sterling-denominated term loan facility a portion of which bore interest at fixed rates with the remaining portion bearing interest at variable rates set from time-to-time based on a premium over widely recognized indices.  RUK was also exposed to commodity price risk with respect to the output of the RO projects, which do not sell their output under long-term agreements with the NFPA.  The output of these, non-contracted projects qualify under the UK government’s RO incentive program and since April 1, 2003, the output of these projects was sold under a series of one-year offtake arrangements at fixed prices.  The contracts were specific to the plants whose output had been contracted for, the contracts did not provide for cash or other net settlement and there were no penalties for failure to deliver the contracted output.

This market risk for the RUK items was eliminated at the time of the Sale and did not materially impact the operating results of the Fund.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Fund, including the notes thereto and the report thereon, is presented beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As reported on a Form 8-K filed with the SEC on June 14, 2006, the Managing Shareholder of the Fund dismissed Perelson Weiner, LLP (“Perelson Weiner”) as the Fund’s independent registered public accountants effective June 8, 2006. Perelson Weiner was engaged as the independent accountants of the Fund as of January 14, 2004 after the Fund dismissed PricewaterhouseCoopers LLP (“PWC”) as its independent accountants, as reported on a Form 8-K filed by the Fund with the SEC on January 20, 2004.

For the period January 14, 2004 through June 8, 2006, there were no (1) disagreements with Perelson Weiner on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in their report on the Fund’s financial statements, or (2) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K, other than as follows:

Perelson Weiner identified the following material deficiencies in disclosure controls and procedures, which are reportable events: (i) a lack of automation and integration in the Fund’s accounting and financial reporting software, which caused the Fund to be unable to timely comply with its financial reporting responsibilities, (ii) a lack of sufficient personnel with relevant experience to maintain and operate the Fund’s accounting and financial reporting software and to develop and administer additional disclosure controls and procedures to enable the Fund to comply on a timely basis with its financial reporting obligations, (iii) disclosure controls and procedures that were insufficient to enable the Fund to meet its financial reporting and disclosure obligations in an accurate and timely manner, and (iv) deficiencies in the Fund’s disclosure controls and procedures for its foreign operations, including insufficient procedures relating to the preparation of financial statements for the Fund’s U.K. operations and insufficient administration and reporting of contractual relationships in connection with the Fund’s Egyptian operations, resulting in the Fund’s inability to timely receive audited financial statements relating to its U.K. and Egyptian operations.

For the year ended December 31, 2002 and for the period through January 14, 2004, there were no (1) disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in their report on the Fund’s financial statements, or (2) “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K.

As reported on a Form 8-K filed on July 13, 2006, the Managing Shareholder of the Fund appointed Grant Thornton LLP as the Fund’s independent registered public accounting firm effective July 12, 2006.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Fund’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluates the effectiveness of the Fund’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Fund as of December 31, 2003 and revealed material weaknesses in the Fund’s disclosure controls and procedures. Additional reviews were conducted as of the end of each of the periods ended March 31, 2004, June 30, 2004, September 30, 2004, December 31, 2004, March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005. Those reviews indicated the continued existence of the following material weaknesses:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Fund to comply efficiently, or on a timely basis, with its financial reporting obligations,

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies, over both foreign and US operations, that would enable the Fund to meet its financial reporting and disclosure obligations in an efficient and timely manner.

As a result of these weaknesses, the Fund has not timely met its reporting obligations under the Exchange Act. Additionally, upon further examination of the Fund’s previously issued financial statements, various accounting errors were identified. As reported under Item 4.02 of the Form 8-K/A filed by the Fund on May 22, 2007, management of the Fund concluded that the Fund’s previously issued financial statements for periods ending subsequent to January 1, 2003 should no longer be relied upon and should be restated to correct for identified errors detected by management.

The primary cause of the above weaknesses was a lack of sufficiently qualified personnel. Since the December 31, 2004 review, the Fund has implemented the following to address the above weaknesses:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
Engaged a national accounting firm to review procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006, which has implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations.

•
In August 2006, engaged a national accounting firm to supply accounting personnel to assist while personnel hiring is underway. The work performed by the firm is under the direct supervision of the Fund’s Chief Financial Officer and Controller.

•
In May 2007, the Fund appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

The Fund believes that the completion of the expansion of the accounting and financial reporting staff and implementation of recommended procedures will mitigate the above weaknesses. However, due to the Fund’s delinquencies in meeting its filing deadlines under the Exchange Act, the Fund expects these deficiencies to continue to be material weaknesses at least until such time as the Fund is no longer delinquent in its Exchange Act filings.

In its previously filed Forms 10-K and Forms 10-Q, the Fund also reported material weaknesses regarding system automation and identification of material transactions. The Fund also reported the changes in internal control that had been implemented to address those weaknesses. As a result of the implemented controls, the Fund no longer considers those items to be material weaknesses.

Fund management, under the supervision of its Chief Executive Officer, has evaluated the effectiveness of the Fund’s disclosure controls and procedures as of the end of each of the periods covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of each of the periods covered by this report, because of the material weaknesses noted above, the Fund’s disclosure controls and procedures did not provide reasonable assurance of effectiveness.

ITEM 9B.  OTHER INFORMATION; UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS; DEFAULTS UPON SENIOR SECURITIES

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Fund’s Managing Shareholder, Ridgewood Renewable Power, LLC, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Fund.

Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder. The executive officers of the Fund are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 49
Executive Vice President and Chief Financial Officer (1)	2007
Daniel V. Gulino, 46
Senior Vice President and General Counsel	2000
Douglas R. Wilson, 47
Executive Vice President and Chief Financial Officer (1)	2005

(1) Mr. Strasberg replaced Mr. Wilson as Executive Vice President and Chief Financial Officer on May 2, 2007.

Set forth below is the name of and certain biographical information regarding the executive officers of the Fund:

Randall D. Holmes has served as President and Chief Executive Officer of the Fund since January 2006 and served as Chief Operating Officer of the Fund from January 2004 until January 2006.  Mr. Holmes has also served as the President and Chief Operating Officer of the Managing Shareholder, and affiliated Power Trusts and LLCs since January 2004.  Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991.  Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”).  DRM is one of the primary outside counsel to the Fund, the Managing Shareholder and its affiliates.  He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to Ridgewood.  Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer.  Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School.  He is a member of the New York State bar.

Robert E. Swanson has served as Chairman of the Fund, the Managing Shareholder and affiliated Power Trusts and LLCs since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer.  Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Fund. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as President and Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President of the Fund, the Managing Shareholder, and affiliated Power Trusts and LLCs since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated LLCs and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital Funds had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Fund, the Managing Shareholder and affiliated Power Trusts and LLCs since 2000. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Trusts and LLCs and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers School of Law.

Douglas R. Wilson served as Executive Vice President and Chief Financial Officer of the Fund, the Managing Shareholder and affiliated Power Trusts and LLCs from April 2005 until May 2007.  Mr. Wilson continues to serve the Managing Shareholder as Executive Vice President and Chief Development Officer.  Mr. Wilson has been associated with the Ridgewood group of companies as a consultant and advisor since 1996 performing investment evaluation, structuring and execution services for the trusts and entities managed by Ridgewood Capital LLC. From May of 2002, until its sale in 2007, Mr. Wilson has served as a Director, CEO and Finance Director for CLPE Holdings. Mr. Wilson is a graduate of the University of Texas at Arlington and has an MBA from the Wharton School at the University of Pennsylvania.

Board of Directors and Board Committees

The Fund does not have its own board of directors or any board committees. The Fund relies upon the Managing Shareholder to perform the function that a board of directors or its committees would otherwise perform.  Officers of the Fund are generally not directly compensated by the Fund, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”.  Because the Fund does not maintain a board of directors and because officers of the Fund are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Fund to not have a nominating or compensation committee.

Managing Shareholder

The Fund’s management agreement with the Managing Shareholder details how the Managing Shareholder is to render management, administrative and investment advisory services to the Fund.  Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Fund.  Among other services, the Managing Shareholder administers the accounts and handles relations with shareholders, provides the Fund with office space, equipment and facilities and other services necessary for its operation, and conducts the Fund’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

The Managing Shareholder is also responsible for making investment and divestment decisions, subject to the provisions of the Declaration of Trust.  The Managing Shareholder is obligated to pay the compensation of the personnel and administrative and service expenses necessary to perform the foregoing obligations.  The Fund pays all other expenses of the Fund, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for shareholders and the SEC, postage for Fund mailings, SEC fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Fund.  The Fund reimburses the Managing Shareholder for all such Fund expenses paid by the Managing Shareholder.

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Fund is obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions”.

Each investor in the Fund consented to the terms and conditions of the Management Agreement by subscribing to acquire Investor Shares in the Fund. The Management Agreement is subject to termination at any time on 60 days prior notice by a majority in interest of the shareholders or the Managing Shareholder.  The Management Agreement is subject to amendment by the parties upon the approval of a majority in interest of the investors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that the filing requirements were not met during the years ended December 31, 2005, 2004 and 2003; however, all such required reports have since been filed with the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Fund and its affiliates adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions), of each such entity.  A copy of the Code of Ethics was filed as Exhibit 14 to the Annual Report on Form 10-K filed by the Fund with the SEC on March 1, 2006 and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

Except as noted below, the executive officers of the Fund do not receive compensation directly from the Fund. They provide managerial services to the Fund in accordance with the terms of the Fund’s LLC operating agreement with the Managing Shareholder.  The Managing Shareholder, or affiliated management companies, determines and pays the compensation of these officers.  Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder and other funds managed by the Managing Shareholder and its affiliates.

Prior to becoming executive officers of the Fund, Randall D. Holmes and Douglas R. Wilson became vested participants in a CLP management incentive program. Additionally, Mr. Wilson continued serving as an officer with CLP after becoming an executive officer of the Fund.  Bonus amounts presented below represent compensation received by Messrs. Holmes and Wilson from CLP during years in which they were also executive officers of the Fund.  Bonus amounts represent formula-based payments under the CLP management incentive program. Mr. Wilson’s salary was paid pursuant to the terms of his Service Agreement with CLP, as discussed below. The compensation described in this table does not include benefits generally available to other CLP salaried employees.

	Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus (S)

Randall D. Holmes	2005	-	26,399
President and Chief Executive Officer (1)	2004	-	23,341

Douglas R. Wilson	2005	163,472	116,749
Former Executive Vice President and Chief Financial Officer (2)

(1)	Mr. Holmes became an executive officer of the Fund in January 2004.

(2)	Mr. Wilson served as an executive officer of the Fund from April 2005 to May 2007.

Upon the sale of CLP in February 2007 (as discussed under Item 1. “Business”) each of Mr. Wilson’s employment with CLP and Messrs. Holmes’ and Wilson’s participation in the CLP management plan, was terminated.

The Managing Shareholder is entitled to receive management fees from the Fund and may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Fund. See Item 13. “Certain Relationships and Related Transactions” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

Employment Contracts, Termination of Employment and Change of Control Arrangements

 In October 2004, Douglas R. Wilson, who at such time was not serving as an executive officer of the Fund or of the Managing Shareholder but who subsequently served as the Chief Financial Officer of each of the Fund and the Managing Shareholder, entered into a Service Agreement with CLP pursuant to which Mr. Wilson served as Chief Executive Officer and Finance Director of CLP Envirogas Limited (“Envirogas”), a subsidiary of CLP.  The Service Agreement provided for a term that was originally to expire on December 31, 2005, but was later extended until termination of the agreement in February 2007, as discussed below.  The Services Agreement provided for Mr. Wilson to receive a base salary of £250,000, except that upon his appointment as an executive officer of the Fund, Mr. Wilson’s annual salary payable by CLP was reduced to £75,000 per annum.   Mr. Wilson entered into a Compromise Agreement with CLP, dated February 22, 2007, pursuant to which the Service Agreement and Mr. Wilson’s employment with Envirogas were terminated by mutual agreement as of such date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Fund’s Investor Shares as of December 31, 2005 (no person owns more than 5%) by:

•	each executive officer (there are no directors) of the Fund; and
•	all of the executive officers of the Fund as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 658.1067 Investor Shares outstanding at December 31, 2005. Other than the below, no officer and director owns any shares of the Fund.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1.25	*
Executive officers as a group	1.25	*

*           Represents less than one percent.

(1)
Does not include a Management Share in the Fund representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder.  The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Fund.  The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Fund and its allocable share of the Fund’s net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. “Certain Relationships and Related Transactions”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Fund operates pursuant to the terms of a management agreement (“Management Agreement”).  Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Fund.  In return, the Fund is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Fund, or approximately $1,645,000 annually, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Fund does not pay the management fee on a timely basis, the Fund accrues interest at an annual rate of 10% on the unpaid balance.

The Managing Shareholder waived its right to receive its management fee for 2005. For 2004 and 2003, the Managing Shareholder waived 50% of the management fee due in such years (or approximately $823,000 in each year). The Fund recorded these waived management fees as deemed capital contributions in the periods in which the fees were accrued.  The shareholders of the Fund other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued. For the years ended December 31, 2004 and 2003, the Fund made management fee payments to the Managing Shareholder of approximately $317,000 and $150,000, respectively.  Unpaid management fees that accrued during the years ended December 31, 2004, 2003 and 2002 of approximately $506,000, $673,000 and $446,000, respectively, were forgiven by the Managing Shareholder in the fourth quarter of 2005 and were recorded as capital contributions at that time in the manner described above.

For the years ended December 31, 2005, 2004 and 2003, the Fund accrued interest expense of approximately $262,000, $187,000 and $131,000, respectively, on accrued but unpaid management fees.  Such interest has been either waived or forgiven by the Managing Shareholder in the same manner and timing described above with respect to the management fees giving rise to the interest accrual.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management (“RPM”), an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Fund.  RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items.  Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM.  During the years ended December 31, 2005, 2004 and 2003, RPM charged the US Hydro Projects $581,189, $489,110 and $432,070, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, RPM charged the US Hydro Projects $3,234,104, $2,968,435 and $2,962,140, respectively, for all of the direct operating and non-operating expenses incurred during such periods.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Fund other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution.  Thereafter, the Managing Shareholder is entitled to receive 25% of the distributions for the remainder of the year.  The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”).  After Payout, the Managing Shareholder is entitled to receive 25% of all remaining distributions of the Fund. Distributions to the Managing Shareholder were $13,297 for each of the three years ended December 31, 2005, 2004 and 2003. The Fund has not yet reached Payout.

Income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders other than the Managing Shareholder in proportion to their ownership of Investor Shares. If the Fund has net losses for a fiscal period, the losses are allocated 99% to the shareholders other than the Managing Shareholder and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust.  Amounts allocated to shareholders other than the Managing Shareholder are apportioned among them in proportion to their capital contributions.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder other than the Managing Shareholder would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder.  Should the Managing Shareholder’s Adjusted Capital Account become negative and items of income or gain occur, then such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive.  This mechanism does not change the allocation of cash, as discussed above.

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association.  The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the trusts and funds that it manages.  As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees.

Prior to becoming an Executive Officer of the Fund, Randall Holmes became an owning member of SHG Dubai Holdings, LLC, a 40% owner of Ridgewood Water Management FZCO (“RWM”), an affiliate of the Fund. During the years 2003 and 2004, REFI advanced $577,914 and $1,217,635 to RWM, which was used for development efforts. During the year ended December 31, 2005, RWM returned $594,094 to REFI. Mr. Holmes has not received any compensation from RWM.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Fund’s principal accountant, for the years ended December 31, 2005, 2004 and 2003 (in thousands).

	2005	2004	2003

Audit Fees*	$664	$664	$888
Audit-Related Fees	-	-	-
Tax Fees	-	-	-
All Other Fees	-	-	-
Total	$664	$664	$888

* These fees are being borne by the Managing Shareholder.

The above table excludes fees for services rendered by Perelson Weiner LLP, the Fund’s original principal accountant for the Fund’s 2004 and 2003 audits. Total fees for services rendered by Perelson Weiner LLP for the Fund’s original 2004 audit and for 2004 tax services totaled $85,000 and $51,000, respectively. Total Perelson Weiner fees for services for the Fund’s 2003 audit and for 2003 tax services totaled $33,000 and $51,000, respectively.

Audit Committee Pre-Approval Policy

The Managing Shareholder pre-approves on an annual basis all audit and permitted non-audit services that may be performed by the Fund’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year.  The Managing Shareholder pre-approves permitted non-audit services on an engagement-by-engagement basis.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

See the Index to Financial Statements in Page F-1 of this report.

(b)           Exhibits

Exhibits required by Section 601 of Regulation S-K.

Exhibit No.			Description

3	(i)(A)		Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

3	(i)(B)		Amendment No. 1 to Certificate of Trust (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

3	(i)(C)	*	Certificate of Amendment to the Certificate of Trust of the Registrant dated December 18, 2003.

3	(i)(D)		Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

3	(i)(E)		Amendment No. 1 to the Declaration of Trust (incorporated by reference to the Registrant’s definitive proxy statement filed with the SEC on November 5, 2001).

3	(i)(F)	*	Amendment of the Declaration of Trust of the Registrant effective January 1, 2005.

10.1
Stock and Warrant Purchase Agreement for ZAP Power Systems, Inc., dated March 29, 1999 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

10.2
Warrant for Purchase of Common Stock of ZAP Power Systems, Inc., dated March 29, 1999 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

10.3			Investors’ Rights Agreement with ZAP Power Systems, Inc., dated March 29, 1999 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

10.4			Milestone letter agreement with ZAP Power Systems, Inc., dated March 29, 1999 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

Exhibit No.		Description

10.5
Letter agreement re board representation with ZAP Power Systems, Inc., dated March 29, 1999 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

10.6	#
Management Agreement between the Fund and Managing Shareholders, dated February 9, 1998 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

10.7	#	Key Employees’ Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

10.8		Operating Agreement of Ridgewood Near East Holding LLC., dated September 30, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 1, 2006).

10.9
Form of contracts and agreements between affiliates of CLPE Holdings Ltd. and each of (i) Ridgewood Renewable PowerBank I, LLC, (ii) Ridgewood Renewable PowerBank II, LLC, (iii) Ridgewood Renewable PowerBank III, LLC and (iv) Ridgewood Renewable PowerBank IV, LLC (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 1, 2006).

10.10	*#	The CLPE Holdings Management Incentive Plan dated August 6, 2003.

10.11
Agreement made on January 23, 2007 by and among Ridgewood UK LLC, Arbutus Energy Limited, Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC, and MEIF LG Energy Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on January 29, 2007).

10.12
Sellers Agreement entered into as of January 23, 2007 by and among Ridgewood UK, LLC, and Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC, Arbutus Energy Limited, Ridgewood Renewable Powerbank LLC, Ridgewood Renewable Powerbank II LLC, Ridgewood Renewable Powerbank III LLC, Ridgewood Renewable Powerbank IV LLC, Ridgewood Electric Power Trust V, The Ridgewood Power Growth Fund, Ridgewood Renewable Power LLC and Ridgewood Management Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the SEC on January 29, 2007).

10.13	*#	Service Agreement dated October 1, 2004 between Douglas R. Wilson and CLPE Holdings Limited.

10.14	*#	Deed of Waiver dated January 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan.

10.15	*#	Deed of Waiver dated January 22, 2007 between Randall D. Holmes and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan.

10.16	*#	Compromise Agreement dated February 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited.

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 1, 2006).

21	*	Subsidiaries of the Registrant.

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

Exhibit No.		Description

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Jeffrey H. Strasberg, Chief Financial Officer of the Registrant.

99.1	*	Financial statements of Ridgewood UK, LLC.
_____________________
*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

(c)           Financial Statement Schedules

See Financial Statements and accompanying notes included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RIDGEWOOD POWER GROWTH FUND

Date: August 17, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	August 17, 2007
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	August 17, 2007
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

/s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	August 17, 2007
Randall D. Holmes

THE RIDGEWOOD POWER GROWTH FUND

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets at December 31, 2005, 2004 and 2003	F-3
Consolidated Statements of Operations and Comprehensive Loss for the three years ended December 31, 2005	F-4
Consolidated Statements of Changes in Shareholders’ Equity (Deficit)
for the three years ended December 31, 2005	F-5
Consolidated Statements of Cash Flows for the three years ended December 31, 2005	F-6
Consolidated Balance Sheets (unaudited) at September 30, 2005, June 30, 2005,
March 31, 2005	F-7
Consolidated Balance Sheets (unaudited) at September 30, 2004, June 30, 2004,
March 31, 2004	F-8
Consolidated Balance Sheets (unaudited) at September 30, 2003, June 30, 2003, March 31, 2003	F-9
Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited) for the three and nine months ended
September 30, 2005, 2004 and 2003	F-10
Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited) for the three and six months ended
June 30, 2005, 2004 and 2003	F-11
Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months ended
March 31, 2005, 2004 and 2003	F-12
Consolidated Statements of Changes in Shareholders’ Equity (Deficit) (unaudited) for the three months, six months and nine months ended March 31, June 30, September 30, for
2003, 2004 and 2005	F-13
Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005,
2004 and 2003	F-14
Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2005,
2004 and 2003	F-15
Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2005,
2004 and 2003	F-16
Notes to Consolidated Financial Statements	F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
The Ridgewood Power Growth Fund

We have audited the accompanying consolidated balance sheets of The Ridgewood Power Growth Fund (a Delaware business trust) as of December 31, 2005, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ridgewood Power Growth Fund as of December 31, 2005, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the years ended December 31, 2004 and 2003 have been restated as discussed in Note 2 to the consolidated financial statements.

/s/ GRANT THORNTON LLP
Edison, New Jersey
August 17, 2007

The Ridgewood Power Growth Fund
Consolidated Balance Sheets
December 31,

(in thousands, except share amounts)	2005	2004	2003
		(Restated)	(Restated)
ASSETS
Current assets
Cash and cash equivalents	$1,906	$769	$801
Accounts receivable, net of allowance	1,367	1,040	1,065
Notes receivable - current portion	140	131	4,269
Due from affiliates	733	1,567	1,914
Deferred income taxes - current portion	429	443	1,380
Inventory	640	563	482
Prepaid expenses and other current assets	227	559	182
Total current assets	5,442	5,072	10,093
Notes receivable - noncurrent portion	1,500	1,636	-
Investments	192	4,240	4,225
Property, plant and equipment, net	20,812	20,171	22,121
Goodwill	227	227	227
Intangibles, net	5,897	7,484	10,442
Other assets	5	59	-

Total assets	$34,075	$38,889	$47,108

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilties:
Accounts payable	$1,311	$544	$551
Accrued expenses	230	633	484
Long-term debt - current portion	1,190	3,234	7,130
Due to affiliates	881	3,000	1,892
Total current liabilities	3,612	7,411	10,057
Long-term debt - noncurrent portion	2,609	1,502	2,476
Other liabilities	1,735	802	649
Deferred income taxes, net	1,515	1,696	3,583
Minority interest	6,855	8,204	8,327
Total liabilities	16,326	19,615	25,092

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (658.1067 Investor Shares issued and outstanding)	18,111	19,619	22,356
Managing Shareholder's accumulated deficit (1 management share issued and outstanding)	(362)	(345)	(340)
Total shareholders’ equity	17,749	19,274	22,016

Total liabilities and shareholders’ equity	$34,075	$38,889	$47,108

The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations and Comprehensive Loss
Years ended December 31,

(in thousands)	2005	2004	2003
		(Restated)	(Restated)

Revenues	$12,281	$10,585	$10,245

Cost of revenues	8,721	8,174	7,439

Gross profit	3,560	2,411	2,806

Operating expenses
General and administrative expenses	3,484	3,403	4,335
Management fee to the Managing Shareholder	1,645	1,645	1,645
Write-down of Notes receivable	-	-	3,411
Impairment of Goodwill	-	-	6,433
Impairment of property, plant and equipment	79	75	801
Impairment of intangibles	23	22	1,918
Total operating expenses	5,231	5,145	18,543

Loss from operations	(1,671)	(2,734)	(15,737)

Other income (expense):
Interest income	96	20	58
Interest expense	(995)	(876)	(992)
Equity in loss from RUK	(833)	(699)	(610)
(Loss) gain on distribution and sale of investment in ZAP securities	(956)	2,111	76
Gain on termination of electric power sales contract	-	380	-
Other income (expense), net	573	125	(407)
Total other income (expense), net	(2,115)	1,061	(1,875)

Loss before income tax expense (benefit) and minority interest	(3,786)	(1,673)	(17,612)

Income tax expense (benefit)	138	(773)	(2,509)

Loss before minority interest	(3,924)	(900)	(15,103)

Minority interest in the (earnings) loss of subsidiaries	(35)	154	4,077

Net loss	(3,959)	(746)	(11,026)

Foreign currency translation adjustment	483	292	(3,475)
Unrealized (loss) gain on investment in ZAP securities	(251)	111	45

Comprehensive loss	$(3,727)	$(343)	$(14,456)

Managing Shareholder - Net loss	$(40)	$(7)	$(110)
Shareholders - Net loss	$(3,919)	$(739)	$(10,916)
Net loss per Investor Share	$(6)	$(1)	$(17)

The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
Years ended December 31, 2005, 2004 and 2003

(in thousands)	Share	Retained	Accumulated Other	Total Shareholders'
	Capital	Earnings (Deficit)	Comprehensive Loss	Equity
Shareholders:
Shareholders' balance January 1, 2003, restated	$56,818	$(14,838)	$(4,942)	$37,038
Net loss	-	(10,916)	-	(10,916)
Foreign currency translation adjustment	-	-	(3,439)	(3,439)
Unrealized gain on investment in ZAP securities	-	-	45	45
Cash distributions	-	(1,316)	-	(1,316)
Capital contribution	944	-	-	944
Shareholders' balance December 31, 2003, restated	57,762	(27,070)	(8,336)	22,356
Net loss	-	(739)	-	(739)
Foreign currency translation adjustment	-	-	288	288
Unrealized gain on investment in ZAP securities	-	-	110	110
Distribution of ZAP shares	-	(2,079)	-	(2,079)
Cash distributions	-	(1,316)	-	(1,316)
Capital contribution	999	-	-	999
Shareholders' balance December 31, 2004, restated	58,761	(31,204)	(7,938)	19,619
Net loss	-	(3,919)	-	(3,919)
Foreign currency translation adjustment	-	-	479	479
Unrealized loss on investment in ZAP securities	-	-	(248)	(248)
Cash distributions	-	(1,316)	-	(1,316)
Capital contribution	3,496	-	-	3,496
Shareholders' balance December 31, 2005	$62,257	$(36,439)	$(7,707)	$18,111

				Total Managing
(in thousands)	Share	Retained	Accumulated Other	Shareholder's
	Capital	Earnings (Deficit)	Comprehensive Loss	Equity
Managing Shareholder:
Managing Shareholder's balance January 1, 2003, restated	$9	$(150)	$(50)	$(191)
Net loss	-	(110)	-	(110)
Foreign currency translation adjustment	-	-	(36)	(36)
Cash distributions	-	(13)	-	(13)
Capital contributions	10	-	-	10
Managing Shareholder's balance December 31, 2003, restated	19	(273)	(86)	(340)
Net loss	-	(7)	-	(7)
Foreign currency translation adjustment	-	-	4	4
Unrealized gain on investment in ZAP securities	-	-	1	1
Cash distributions	-	(13)	-	(13)
Capital contributions	10	-	-	10
Managing Shareholder's balance December 31, 2004, restated	29	(293)	(81)	(345)
Net loss	-	(40)	-	(40)
Foreign currency translation adjustment	-	-	4	4
Unrealized loss on investment in ZAP securities	-	-	(3)	(3)
Cash distributions	-	(13)	-	(13)
Capital contributions	35	-	-	35
Managing Shareholder's balance December 31, 2005	$64	$(346)	$(80)	$(362)

The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows
Years ended December 31,

(in thousands)	2005	2004	2003
		(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(3,959)	$(746)	$(11,026)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	3,770	3,731	3,880
Provision for bad debts	1,599	156	457
Management fees forgiveness	1,907	1,009	954
Write-down of Notes receivable	-	-	3,411
Impairment of Goodwill	-	-	6,433
Impairment of property, plant and equipment, net	79	75	801
Impairment of intangibles	23	22	1,918
Equity interest in loss of RUK	833	699	610
Gain on distribution and sale of investment in ZAP securities	956	(2,111)	(76)
Gain on termination of electric power sales contracts	-	(380)	-
(Gain) loss on sale of equipment	(4)	(6)	499
Gain on sale of US Hydro note, net	-	(175)	-
Deferred income taxes, net	(168)	(949)	(2,773)
Minority interest in loss of subsidiaries	35	(154)	(4,077)
Changes in operating assets and liabilities
Accounts receivable	(1,894)	(126)	(232)
Inventory	(41)	(76)	(306)
Prepaid expenses and other current assets	353	(370)	55
Other assets	55	(59)	46
Accounts payable	748	(12)	67
Accrued expenses	(403)	149	(484)
Due to/from affiliates, net	368	1,615	1,281
Other liabilities	928	84	649
Total adjustments	9,144	3,122	13,113
Net cash provided by operating activities	5,185	2,376	2,087

Cash flows from investing activities:
Capital expenditures	(2,038)	(372)	(315)
Proceeds from sale of equipment	82	109	389
Collections from Notes receivable	134	464	200
Proceeds from sale of Note receivable, net	-	3,975	-
Investment in ZAP securities	-	(2,814)	-
Proceeds from sale of investment in ZAP securities	806	1,404	118
Distributions from RUK	1,065	1,043	938
Net cash provided by investing activities	49	3,809	1,330

Cash flows from financing activities:
Repayments under bank loan	(1,137)	(4,892)	(1,978)
Cash distributions to shareholders	(1,330)	(1,330)	(1,330)
Cash distributions to minority interest	(1,674)	-	-
Net cash used in financing activities	(4,141)	(6,222)	(3,308)

Effect of exchange rate on cash and cash equivalents	44	5	(228)
Net increase (decrease) in cash and cash equivalents	1,137	(32)	(119)
Cash and cash equivalents, beginning of year	769	801	920
Cash and cash equivalents, end of year	$1,906	$769	$801

Supplemental disclosure of cash flow information:
Interest paid	$448	$595	$808
Income tax paid	491	102	167

Supplemental disclosure of noncash investing activities:
Distribution of ZAP securities to shareholders	$-	$2,079	$-

Dividend receivable	-	-	343
Operating assets and liabilities included in business acquisitions, including purchase price adjustments:
Deferred income tax assets	$-	$-	$1,435
Goodwill	-	-	5,709
Accounts payable and accrued expenses	-	-	1,100
Deferred income tax liabilities	-	-	7,144

The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)	2005
	September 30	June 30	March 31
ASSETS	(Restated)	(Restated)	(Restated)
Current assets
Cash and cash equivalents	$2,169	$1,193	$608
Accounts receivable, net of allowance	1,001	1,301	1,436
Notes receivable - current portion	125	131	137
Due from affiliates	790	626	2,100
Deferred income taxes - current portion	340	310	386
Inventory	485	539	601
Prepaid expenses and other current assets	354	147	349
Total current assets	5,264	4,247	5,617
Notes receivable - noncurrent portion	1,554	1,582	1,612
Investments	919	1,916	3,160
Property, plant and equipment, net	21,401	21,502	21,693
Goodwill	227	227	227
Intangibles, net	6,311	6,702	7,093
Other assets	48	52	56

Total assets	$35,724	$36,228	$39,458

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilties:
Accounts payable	$608	$595	$498
Accrued expenses	566	492	338
Long-term debt - current portion	1,271	1,178	3,391
Due to affiliates	4,236	3,387	3,645
Total current liabilities	6,681	5,652	7,872
Long-term debt - noncurrent portion	2,916	3,173	1,294
Other liabilities	1,740	1,735	1,714
Deferred income taxes, net	1,550	1,519	1,620
Minority interest	6,917	6,914	8,438
Total liabilities	19,804	18,993	20,938

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (658.1067 Investor Shares issued and
outstanding)	16,300	17,601	18,874
Managing Shareholder's accumulated deficit (1 management
share issued and outstanding)	(380)	(366)	(354)
Total shareholders’ equity	15,920	17,235	18,520

Total liabilities and shareholders’ equity	$35,724	$36,228	$39,458

The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)	2004
	September 30	June 30	March 31
ASSETS	(Restated)	(Restated)	(Restated)
Current assets
Cash and cash equivalents	$1,108	$1,062	$1,415
Accounts receivable, net of allowance	1,021	1,024	1,436
Notes receivable - current portion	143	271	369
Due from affiliates	1,553	1,396	1,401
Inventory	501	412	461
Prepaid expenses and other current assets	783	202	484
Total current assets	5,109	4,367	5,566
Investments	3,692	6,426	4,197
Property, plant and equipment, net	20,608	21,078	21,585
Goodwill	227	227	227
Intangibles, net	9,179	9,600	10,021
Other assets	65	6	6

Total assets	$38,880	$41,704	$41,602

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilties:
Accounts payable	$532	$335	$472
Accrued expenses	963	770	639
Long-term debt - current portion	3,201	3,222	3,233
Due to affiliates	2,947	2,385	2,730
Total current liabilities	7,643	6,712	7,074
Long-term debt - noncurrent portion	1,730	1,972	2,221
Other liabilties	712	691	670
Deferred income taxes, net	1,306	1,367	1,809
Minority interest	8,217	8,515	8,409
Total liabilities	19,608	19,257	20,183

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (658.1067 Investor Shares issued and outstanding)	19,618	22,767	21,764
Managing Shareholder's accumulated deficit (1 management share issued and outstanding)	(346)	(320)	(345)
Total shareholders’ equity	19,272	22,447	21,419

Total liabilities and shareholders’ equity	$38,880	$41,704	$41,602

The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Balance Sheets (unaudited)

(in thousands, except share amounts)	2003
	September 30	June 30	March 31
ASSETS	(Restated)	(Restated)	(Restated)
Current assets
Cash and cash equivalents	$973	$641	$543
Accounts receivable, net of allowance	984	1,346	1,627
Notes receivable - current portion	200	200	200
Due from affiliates	1,920	2,168	1,792
Deferred income taxes - current portion	215	381	134
Inventory	318	275	262
Prepaid and other current assets	422	350	342
Total current assets	5,032	5,361	4,900
Notes receivable - noncurrent portion	4,304	4,633	3,800
Investments	5,147	5,789	5,450
Property, plant and equipment, net	23,347	24,008	26,857
Goodwill	227	2,732	2,732
Intangibles, net	12,862	13,365	13,868
Deferred income taxes	-	1,184	1,184
Other assets	46	38	29

Total assets	$50,965	$57,110	$58,820

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilties:
Accounts payable	$750	$965	$1,533
Accrued expenses	94	1,242	1,287
Long-term debt - current portion	7,338	7,633	8,024
Due to affiliates	1,795	1,485	997
Total current liabilities	9,977	11,325	11,841
Long-term debt - noncurrent portion	2,846	3,118	3,317
Deferred income taxes, net	3,104	-	-
Minority interest	9,766	11,836	12,184
Total liabilities	25,693	26,279	27,342

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (658.1067 Investor Shares issued and outstanding)	25,579	31,082	31,723
Managing Shareholder's accumulated deficit (1 management share issued and outstanding)	(307)	(251)	(245)
Total shareholders’ equity	25,272	30,831	31,478

Total liabilities and shareholders’ equity	$50,965	$57,110	$58,820

The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited)

(in thousands)	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues	$9,304	$8,317	$8,025	$2,875	$2,529	$2,336

Cost of revenues	6,511	6,245	5,229	2,454	2,370	1,798

Gross profit	2,793	2,072	2,796	421	159	538

Operating expenses:
General and administrative expenses	2,791	2,552	2,126	592	1,063	676
Management fee to the Managing Shareholder	1,234	1,234	1,234	411	411	411
Write-down of Notes receivable	-	-	3,411	-	-	-
Impairment of Goodwill	-	-	6,433	-	-	6,433
Total operating expenses	4,025	3,786	13,204	1,003	1,474	7,520

Loss from operations	(1,232)	(1,714)	(10,408)	(582)	(1,315)	(6,982)

Other income (expense):
Interest income	70	52	46	22	26	15
Interest expense	(739)	(647)	(795)	(275)	(201)	(263)
Equity in loss from RUK	(425)	(500)	(522)	(356)	(189)	(154)
(Loss) gain on distribution and sale of ZAP securities	(708)	1,985	76	(568)	591	76
Other income (expense), net	588	189	(545)	(5)	15	17
Total other (expense) income, net	(1,214)	1,079	(1,740)	(1,182)	242	(309)

Loss before income tax expense (benefit) and minority interest	(2,446)	(635)	(12,148)	(1,764)	(1,073)	(7,291)

Income tax expense (benefit)	62	(723)	(1,855)	-	(49)	(506)

(Loss) income before minority interest	(2,508)	88	(10,293)	(1,764)	(1,024)	(6,785)

Minority interest in the (earnings) loss of subsidiaries	(83)	37	2,560	70	302	1,852

Net (loss) income	(2,591)	125	(7,733)	(1,694)	(722)	(4,933)

Foreign currency translation adjustment	508	(99)	(3,657)	138	(5)	(112)
Unrealized (loss) gain on investment in ZAP securities	(272)	305	480	573	(1,611)	150

Comprehensive (loss) income	$(2,355)	$331	$(10,910)	$(983)	$(2,338)	$(4,895)

Managing Shareholder - Net (loss) income	$(26)	$1	$(77)	$(17)	$(7)	$(49)
Shareholders - Net (loss) income	$(2,565)	$124	$(7,656)	$(1,677)	$(715)	$(4,884)
Net (loss) income per Investor Share	$(4)	$-	$(12)	$(3)	$(1)	$(8)

The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations and Comprehensive (Loss) Income (unaudited)

(in thousands)	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)

Revenues	$6,429	$5,788	$5,689	$3,514	$3,123	$2,988

Cost of revenues	4,057	3,875	3,431	2,117	2,087	1,746

Gross profit	2,372	1,913	2,258	1,397	1,036	1,242

Operating expenses:
General and administrative expenses	2,199	1,489	1,450	705	754	555
Management fee to the Managing Shareholder	823	823	823	412	412	412
Write-down of Notes receivable	-	-	3,411	-	-	-
Total operating expenses	3,022	2,312	5,684	1,117	1,166	967

(Loss) income from operations	(650)	(399)	(3,426)	280	(130)	275

Other income (expense):
Interest income	48	26	31	23	25	14
Interest expense	(464)	(446)	(532)	(263)	(198)	(281)
Equity in (loss) income from RUK	(69)	(311)	(368)	16	(159)	(233)
(Loss) gain on distribution and sale of ZAP securities	(140)	1,394	-	(102)	1,394	-
Other income (expense), net	593	174	(562)	22	(7)	(562)
Total other income (expense), net	(32)	837	(1,431)	(304)	1,055	(1,062)

(Loss) income before income tax expense (benefit) and minority interest	(682)	438	(4,857)	(24)	925	(787)

Income tax expense (benefit)	62	(674)	(1,349)	34	(356)	(126)

(Loss) income before minority interest	(744)	1,112	(3,508)	(58)	1,281	(661)

Minority interest in the (earnings) loss of subsidiaries	(153)	(265)	708	(183)	(139)	44

Net (loss) income	(897)	847	(2,800)	(241)	1,142	(617)

Foreign currency translation adjustment	370	(94)	(3,545)	(148)	(103)	(365)
Unrealized (loss) gain on investment in ZAP securities	(845)	1,916	330	(563)	1,896	333

Comprehensive (loss) income	$(1,372)	$2,669	$(6,015)	$(952)	$2,935	$(649)

Managing Shareholder - Net (loss) income	$(9)	$8	$(28)	$(2)	$11	$(6)
Shareholders - Net (loss) income	$(888)	$839	$(2,772)	$(239)	$1,131	$(611)
Net (loss) income per Investor Share	$(1)	$1	$(4)	$-	$2	$(1)

The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Operations and Comprehensive Loss (unaudited)

(in thousands)	Three Months Ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)

Revenues	$2,915	$2,665	$2,701

Cost of revenues	1,940	1,788	1,685

Gross profit	975	877	1,016

Operating expenses:
General and administrative expenses	1,494	735	895
Management fee to the Managing Shareholder	411	411	411
Write-down of Notes receivable	-	-	3,411
Total operating expenses	1,905	1,146	4,717

Loss from operations	(930)	(269)	(3,701)

Other income (expense):
Interest income	25	1	17
Interest expense	(201)	(248)	(251)
Equity in loss from RUK	(85)	(152)	(135)
Loss on sale of investment in ZAP securities	(38)	-	-
Other income, net	571	181	-
Total other income (expense), net	272	(218)	(369)

Loss before income tax expense (benefit) and minority interest	(658)	(487)	(4,070)

Income tax expense (benefit)	28	(318)	(1,223)

Loss before minority interest	(686)	(169)	(2,847)

Minority interest in the loss (earnings) of subsidiaries	30	(126)	664

Net loss	(656)	(295)	(2,183)

Foreign currency translation adjustment	518	9	(3,181)
Unrealized (loss) gain on investment in ZAP securities	(282)	20	(4)

Comprehensive loss	$(420)	$(266)	$(5,368)

Managing Shareholder - Net loss	$(7)	$(3)	$(22)
Shareholders - Net loss	$(649)	$(292)	$(2,161)
Net loss per Investor Share	$(1)	$-	$(3)

The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Changes in Shareholders' Equity (Deficit)
Three Months, Six Months and Nine Months Ended March, June and September for 2003, 2004 and 2005 (unaudited)
(in thousands)	Share	Retained	Accumulated Other	Total Shareholders'
	Capital	Earnings (Deficit)	Comprehensive Loss	Equity
Shareholders:

Three months ended 03/31/03
Shareholders' balance January 1, 2003, restated	$56,818	$(14,839)	$(4,942)	$37,037
Net loss	-	(2,161)	-	(2,161)
Foreign currency translation adjustment	-	-	(3,149)	(3,149)
Unrealized loss on investment in ZAP securities	-	-	(4)	(4)
Shareholders' balance March 31, 2003, restated	$56,818	$(17,000)	$(8,095)	$31,723

Six months ended 06/30/03
Shareholders' balance January 1, 2003, restated	$56,818	$(14,839)	$(4,942)	$37,037
Net loss	-	(2,772)	-	(2,772)
Foreign currency translation adjustment	-	-	(3,510)	(3,510)
Unrealized gain on investment in ZAP securities	-	-	327	327
Shareholders' balance June 30, 2003, restated	$56,818	$(17,611)	$(8,125)	$31,082

Nine months ended 09/30/03
Shareholders' balance January 1, 2003, restated	$56,818	$(14,839)	$(4,942)	$37,037
Net loss	-	(7,656)	-	(7,656)
Foreign currency translation adjustment	-	-	(3,620)	(3,620)
Unrealized gain on investment in ZAP securities	-	-	476	476
Cash distributions	-	(658)	-	(658)
Shareholders' balance September 30, 2003, restated	$56,818	$(23,153)	$(8,086)	$25,579

Three months ended 03/31/04
Shareholders' balance January 1, 2004, restated	$57,762	$(27,070)	$(8,336)	$22,356
Net loss	-	(292)	-	(292)
Foreign currency translation adjustment	-	-	9	9
Unrealized gain on investment in ZAP securities	-	-	20	20
Cash distributions	-	(329)	-	(329)
Shareholders' balance March 31, 2004, restated	$57,762	$(27,691)	$(8,307)	$21,764

Six months ended 06/30/04
Shareholders' balance January 1, 2004, restated	$57,762	$(27,070)	$(8,336)	$22,356
Net income	-	839	-	839
Foreign currency translation adjustment	-	-	(93)	(93)
Unrealized gain on investment in ZAP securities	-	-	1,897	1,897
Distribution of ZAP shares	-	(1,574)	-	(1,574)
Cash distributions	-	(658)	-	(658)
Shareholders' balance June 30, 2004, restated	$57,762	$(28,463)	$(6,532)	$22,767

Nine months ended 09/30/04
Shareholders' balance January 1, 2004, restated	$57,762	$(27,070)	$(8,336)	$22,356
Net income	-	124	-	124
Foreign currency translation adjustment	-	-	(98)	(98)
Unrealized gain on investment in ZAP securities	-	-	302	302
Distribution of ZAP shares	-	(2,079)	-	(2,079)
Cash distributions	-	(987)	-	(987)
Shareholders' balance September 30, 2004, restated	$57,762	$(30,012)	$(8,132)	$19,618

Three months ended 03/31/05
Shareholders' balance January 1, 2005, restated	$58,761	$(31,205)	$(7,938)	$19,618
Net loss	-	(649)	-	(649)
Foreign currency translation adjustment	-	-	513	513
Unrealized loss on investment in ZAP securities	-	-	(279)	(279)
Cash distributions	-	(329)	-	(329)
Shareholders' balance March 31, 2005, restated	$58,761	$(32,183)	$(7,704)	$18,874

Six months ended 06/30/05
Shareholders' balance January 1, 2005, restated	$58,761	$(31,205)	$(7,938)	$19,618
Net loss	-	(888)	-	(888)
Foreign currency translation adjustment	-	-	366	366
Unrealized loss on investment in ZAP securities	-	-	(837)	(837)
Cash distributions	-	(658)	-	(658)
Shareholders' balance June 30, 2005, restated	$58,761	$(32,751)	$(8,409)	$17,601

Nine months ended 09/30/05
Shareholders' balance January 1, 2005, restated	$58,761	$(31,205)	$(7,938)	$19,618
Net loss	-	(2,565)	-	(2,565)
Foreign currency translation adjustment	-	-	503	503
Unrealized loss on investment in ZAP securities	-	-	(269)	(269)
Cash distributions	-	(987)	-	(987)
Shareholders' balance September 30, 2005, restated	$58,761	$(34,757)	$(7,704)	$16,300

Managing Shareholder:

Three months ended 03/31/03
Managing Shareholders' balance January 1, 2003, restated	$9	$(150)	$(50)	$(191)
Net loss	-	(22)	-	(22)
Foreign currency translation adjustment	-	-	(32)	(32)
Managing Shareholder's balance March 31, 2003, restated	$9	$(172)	$(82)	$(245)

Six months ended 06/30/03
Managing Shareholder's balance January 1, 2003, restated	$9	$(150)	$(50)	$(191)
Net loss	-	(28)	-	(28)
Foreign currency translation adjustment	-	-	(35)	(35)
Unrealized gain on investment in ZAP securities	-	-	3	3
Managing Shareholder's balance June 30, 2003, restated	$9	$(178)	$(82)	$(251)

Nine months ended 09/30/03
Managing Shareholder's balance January 1, 2003, restated	$9	$(150)	$(50)	$(191)
Net loss	-	(77)	-	(77)
Foreign currency translation adjustment	-	-	(37)	(37)
Unrealized gain on investment in ZAP securities	-	-	5	5
Cash distributions	-	(7)	-	(7)
Managing Shareholder's balance September 30, 2003, restated	$9	$(234)	$(82)	$(307)

Three months ended 03/31/04
Managing Shareholder's balance January 1, 2004, restated	$18	$(273)	$(84)	$(339)
Net loss	-	(3)	-	(3)
Cash distributions	-	(3)	-	(3)
Managing Shareholder's balance March 31, 2004, restated	$18	$(279)	$(84)	$(345)

Six months ended 06/30/04
Managing Shareholder's balance January 1, 2004, restated	$18	$(273)	$(84)	$(339)
Net income	-	8	-	8
Foreign currency translation adjustment	-	-	(1)	(1)
Unrealized gain on investment in ZAP securities	-	-	19	19
Cash distributions	-	(7)	-	(7)
Managing Shareholder's balance June 30, 2004, restated	$18	$(272)	$(66)	$(320)

Nine months ended 09/30/04
Managing Shareholder's balance January 1, 2004, restated	$18	$(273)	$(84)	$(339)
Net income	-	1	-	1
Foreign currency translation adjustment	-	-	(1)	(1)
Unrealized gain on investment in ZAP securities	-	-	3	3
Cash distributions	-	(10)	-	(10)
Managing Shareholder's balance September 30, 2004, restated	$18	$(282)	$(82)	$(346)

Three months ended 03/31/05
Managing Shareholder's balance January 1, 2005, restated	$29	$(295)	$(80)	$(346)
Net loss	-	(7)	-	(7)
Foreign currency translation adjustment	-	-	5	5
Unrealized loss on investment in ZAP securities	-	-	(3)	(3)
Cash distributions	-	(3)	-	(3)
Managing Shareholder's balance March 31, 2005, restated	$29	$(305)	$(78)	$(354)

Six months ended 06/30/05
Managing Shareholder's balance January 1, 2005, restated	$29	$(295)	$(80)	$(346)
Net loss	-	(9)	-	(9)
Foreign currency translation adjustment	-	-	4	4
Unrealized loss on investment in ZAP securities	-	-	(8)	(8)
Cash distributions	-	(7)	-	(7)
Managing Shareholder's balance June 30, 2005, restated	$29	$(311)	$(84)	$(366)

Nine months ended 09/30/05
Managing Shareholder's balance January 1, 2005, restated	$29	$(295)	$(80)	$(346)
Net loss	-	(26)	-	(26)
Foreign currency translation adjustment	-	-	5	5
Unrealized loss on investment in ZAP securities	-	-	(3)	(3)
Cash distributions	-	(10)	-	(10)
Managing Shareholder's balance September 30, 2005, restated	$29	$(331)	$(78)	$(380)

The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(in thousands)	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) income	$(2,591)	$125	$(7,733)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,856	2,809	2,901
Provision for doubtful accounts	-	-	120
Write-down of Notes receivable	-	-	3,411
Impairment of Goodwill	-	-	6,433
Equity in loss of RUK	425	500	522
Loss (gain) on distribution and sale of ZAP securities	708	(1,985)	(76)
(Gain) loss on sale of equipment	(5)	(6)	561
Gain on sale of US Hydro note, net	-	(175)	-
Deferred income taxes, net	(44)	(896)	(2,087)
Minority interest in earning (loss) from subsidiaries	83	(37)	(2,560)
Changes in operating assets and liabilities:
Accounts receivable	75	36	173
Inventory	113	(26)	(136)
Prepaid expenses and other current assets	226	(610)	(191)
Other assets	11	(59)	5
Accounts payable	55	(10)	176
Accrued expenses	(127)	477	(873)
Due from/to affiliates, net	2,056	1,418	947
Other liabilities	934	64	-
Total adjustments	7,366	1,500	9,326
Net cash provided by operating activities	4,775	1,625	1,593

Cash flows from investing activities:
Capital expenditures	(1,898)	(369)	(341)
Proceeds from sale of equipment	52	91	147
Collections from notes receivable	95	321	200
Distributions from RUK	1,051	698	621
Investment in ZAP securities	-	(1,064)	-
Proceeds from sale of investment in ZAP securities	709	657	118
Proceeds from sale of note receivable, net	-	3,975	-
Net cash provided by investing activities	9	4,309	745

Cash flows from financing activities:
Repayments under bank loans	(757)	(4,620)	(1,399)
Distribution to minority interest	(1,674)	-	-
Distribution to shareholders	(997)	(997)	(665)
Net cash used in financing activities	(3,428)	(5,617)	(2,064)

Effect of exchange rate on cash and cash equivalents	44	(10)	(221)

Net increase in cash and cash equivalents	1,400	307	53
Cash and cash equivalents, beginning of period	769	801	920

Cash and cash equivalents, end of period	$2,169	$1,108	$973

Supplemental disclosure:
Interest paid	$246	$231	$421
Income tax paid	376	-	167

The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(in thousands)	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net (loss) income	$(897)	$847	$(2,800)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation and amortization	1,873	1,836	1,959
Provision for bad debts	-	-	151
Write-down of Notes receivable	-	-	3,411
Equity in loss of RUK	69	311	368
Loss (gain) on distribution and sale of ZAP securities	140	(1,394)	-
(Gain) loss on sale of equipment	(5)	10	579
Gain on sale of US Hydro note, net	-	(175)	-
Deferred income taxes, net	(44)	(836)	(1,566)
Minority interest in earning (loss) of subsidiaries	153	265	(708)
Changes in operating assets and liabilities:
Accounts receivable	(236)	32	(201)
Inventory	52	63	(66)
Prepaid expenses and other current assets	430	(28)	(119)
Other assets	7	-	(34)
Accounts payable	48	(207)	388
Accrued expenses	(192)	286	(744)
Due from/to affiliates, net	1,357	1,008	303
Other liabilities	930	43	-
Total adjustments	4,582	1,214	3,721
Net cash provided by operating activities	3,685	2,061	921

Cash flows from investing activities:
Capital expenditures	(1,662)	(277)	(126)
Collections on notes receivable	60	193	-
Proceeds from sale of investment in ZAP securities	424	-	-
Proceeds from sale of note receivable, net	-	3,975	-
Proceeds from sale of equipment	52	49	26
Distribution from RUK	718	353	-
Investment in ZAP securities	-	(1,064)	-
Net cash (used in) provided by investing activities	(408)	3,229	(100)

Cash flows from financing activities:
Distribution to shareholders	(665)	(665)	-
Distribution to minority shareholder	(1,674)	-	-
Repayments under bank loans	(547)	(4,354)	(908)
Net cash used in financing activities	(2,886)	(5,019)	(908)

Effect of exchange rate on cash and cash equivalents	33	(10)	(192)

Net increase (decrease) in cash and cash equivalents	424	261	(279)

Cash and cash equivalents, beginning of period	769	801	920

Cash and cash equivalents, end of period	$1,193	$1,062	$641

Supplemental disclosure:
Interest paid	$219	$167	$293
Income tax paid	336	-	118
The accompanying notes are an integral part of these financial statements.

The Ridgewood Power Growth Fund
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(in thousands)	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net loss	$(656)	$(295)	$(2,183)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	932	870	1,027
Provision for bad debts	-	-	161
Write-down of Notes receivable	-	-	3,411
Equity in loss of RUK	85	152	135
Loss on sale of investment in ZAP securities	38	-	-
Gain on sale of US Hydro note, net	-	(175)	-
Deferred income taxes, net	(20)	(394)	(1,318)
Minority interest in (loss) earning of subsidiaries	(30)	126	(664)
Changes in operating assets and liabilities:
Accounts receivable	(367)	(375)	(448)
Inventory	(7)	17	(64)
Prepaid expenses and other current assets	227	(309)	(112)
Other assets	3	-	22
Accounts payable	(66)	(75)	920
Accrued expenses	(346)	156	(727)
Due from/to affiliates, net	138	1,347	220
Other liabilities	909	21	-
Total adjustments	1,496	1,361	2,563
Net cash provided by operating activities	840	1,066	380

Cash flows from investing activities:
Capital expenditures	(152)	(67)	(38)
Deposits on equipment	(1,008)	-	-
Proceeds from sale of note receivable	-	3,975	-
Proceeds from sale of equipment	44	-	-
Collections on notes receivable	24	96	-
Proceeds from sale of investment in ZAP securities	264	-	-
Distribution from RUK	359	-	-
Net cash (used in) provided by investing activities	(469)	4,004	(38)

Cash flows from financing activities:
Distribution to shareholders	(332)	(332)	-
Repayments under bank loans	(236)	(4,118)	(557)
Net cash used in financing activities	(568)	(4,450)	(557)

Effect of exchange rate on cash and cash equivalents	36	(6)	(162)

Net (decrease) increase in cash and cash equivalents	(161)	614	(377)
Cash and cash equivalents, beginning of period	769	801	920

Cash and cash equivalents, end of period	$608	$1,415	$543

Supplemental disclosure
Interest paid	$96	$101	$45
Income tax paid	280	-	14

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands)

1.  DESCRIPTION OF BUSINESS

The Ridgewood Power Growth Fund (the “Fund”) was formed as a Delaware business trust in February 1997.  The Fund began offering shares on February 9, 1998 and concluded its offering in April 2000.  The objective of the Fund is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation.  The Managing Shareholders of the Fund are Ridgewood Renewable Power LLC (“RRP”) and Ridgewood Power VI LLC (“Power VI”) (collectively, the “Managing Shareholder”).  Effective January 1, 2001, Power VI assigned and delegated all of its rights and responsibilities to RRP and since that time has been an entity with only nominal activity.

The Fund has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad.  The projects to be owned by the Fund may have characteristics that qualify the projects for government incentives.  Among the possible incentives are ancillary revenue opportunities related to the fuel used by the power plants or tax incentives provided to projects in remote locations.

The Fund’s accompanying consolidated financial statements includes the financial statements of Ridgewood US Hydro Corporation (“US Hydro”) and Ridgewood Near East Holding LLC (“NEH”).  The Fund’s consolidated financial statements also includes the Fund’s 30.4% interest in Ridgewood UK (“RUK”) which is accounted for under the equity method of accounting as the Fund has the ability to exercise significant influence but does not control the operating and financial policies of RUK.

The Fund owns 70.8% interest in US Hydro and the remaining 29.2% minority interest is owned by Ridgewood Electric Power Trust V (“Trust V”).  In addition, the Fund owns a 68.1% interest in NEH and the remaining minority interest is owned by Trust V (14.1%) and Ridgewood Egypt Fund (“Egypt Fund”) (17.8%).  The interests of Trust V and Egypt Fund are presented as minority interest in the consolidated balance sheets and statements of operations.

The Managing Shareholder performs (or arranges for the performance of) the operation and maintenance of the projects owned by the Fund and the management and administrative services required for Fund operations. Among other services, the Managing Shareholder administers the accounts and handles relations with the shareholders, including tax and other financial information. The Managing Shareholder also provides the Fund with office space, equipment and facilities and other services necessary for its operation.

2.  RESTATEMENT OF FINANCIAL STATEMENTS

The Fund has identified a series of adjustments including the purchase accounting for US Hydro projects, impairment of long-lived assets, waiver of management fees payable to the Managing Shareholder of the Fund and accounting for professional services, which have resulted in the restatement of the previously issued financial statements for the quarters ended March 31, June 30 and September 30, of 2005, 2004 and 2003, and for the years ended December 31, 2004 and 2003.

The tables below present the changes in financial statement line items between the Fund’s previously reported and restated balance sheets, statements of operations and cash flows.  Explanatory comments follow the tables.

Balance Sheets	December 31,
	2004	2003
ASSETS
Accounts receivable, net of allowance	$(119)	$10	(C)
Due from affiliates	(518)	(577)	(B)(K)(P)
Deferred income taxes - current portion	443	(55)	(D)(P)
Prepaid expenses and other current assets	-	(16)	(M)(P)
Investments	156	515	(A)(B)
Property, plant and equipment, net	(507)	(481)	(D)(E)(F)(L)
Goodwill	(4,265)	(4,926)	(D)(F)
Intangibles, net	(5,605)	(5,228)	(D)(E)(F)(G)
Other assets	-	(6)	(P)
Total	$(10,415)	$(10,764)

LIABILITES AND SHAREHOLDERS' EQUITY
Accounts payable	$(1)	$(54)	(P)
Accrued expenses	42	(192)	(H)(N)(O)(P)
Due to affiliates	-	4	(P)
Deferred rent	(259)	(135)	(P)
Other liabilities	259	135	(P)
Deferred income taxes, net	(1,891)	(2,243)	(D)(P)
Minority interest	(2,588)	(2,582)	(C)(D)(E)(F)(G)(H)(K)(L)(M)(N)(O)
Shareholders’ equity	(5,977)	(5,697)
Total	$(10,415)	$(10,764)

	Years ended December 31,
Statement of Operations	2004	2003

Cost of revenues, increase	$(172)	$(296)	(E)(L)(P)
General and administrative expenses, increase	(359)	(1,033)	(C)(H)(K)(L)(N)(O)(P)
Management fee to the Managing Shareholder, increase	(822)	(822)	(I)
Write-down of Notes receivable, increase	-	(3,411)	(G)
Impairment of Goodwill, decrase (increase)	661	(5,877)	(F)
Impairment of plant, property and equipment, (increase) decrease	(640)	1,694	(F)(J)(L)(P)
Impairment of intangibles, increase	(22)	(1,918)	(F)(P)
Provision for bad debts, decrease	42	536	(P)
Loss from operations (increase)	(1,312)	(11,127)

Interest expense, increase	(187)	(131)	(I)
Equity in loss from RUK, (increase) decrease	(146)	17	(B)
Loss on distribution and sale of investment in ZAP securities, increase	(308)	(43)	(A)
Gain on termination of electric power sales contract, increase	380	-	(G)(P)
Gain on sale of US Hydro note, decrease	(175)	-	(P)
Loss on sale of equipment, (increase) decrease	(6)	500	(P)
Other expenses, net, decrease (increase)	215	(500)	(C)(M)(P)
Income tax benefit, increase	145	1,455	(D)
Minority interest in the loss of subsidiaries, increase	2	2,593	(C)(D)(E)(F)(G)(H)(J)(K)(L)(M)(N)(O)

Net loss, (increase)	$(1,392)	$(7,236)

Managing Shareholder - Net loss	$(14)	$(72)
Shareholders - Net loss	$(1,378)	$(7,164)
Net loss per Investor Share	$(2)	$(11)

Cash Flows	Years ended December 31,
	2004	2003
Cash used in operating activities	$(63)	$(45)
Cash provided by investing activities	815	45
Cash used in financing activities	(750)	-
Effect of exchange rate on cash and cash equivalents	(2)	-

(A)
Originally, the Fund did not properly record the value of ZAP shares and warrants received in connection with the bankruptcy reorganization of ZAP in exchange for a loan receivable from ZAP held by the Fund.  The loan receivable from ZAP had been previously written off prior to the time of the bankruptcy of ZAP and, therefore, the Fund should have, at the time of receipt in 2002, taken the value of the securities received into income to the extent of the lesser of the original basis in the loan receivable on the books of the Fund and the fair market value of the securities received.  As a result, in 2004 the Fund recorded an adjustment by increasing investment in ZAP, loss on distribution and sale of ZAP securities and shareholders’ equity by $341, $308 and $649, respectively.  In 2003, the Fund recorded an adjustment by increasing investment in ZAP, loss on sale and distribution of ZAP securities and shareholders’ equity by $538, $42 and $580, respectively.

(B)
The Fund did not properly recognize its minority investment in RUK due to differences between generally accepted accounting principles in the United States (“US GAAP”) and those of the United Kingdom (“UK GAAP”), recognition of impairment and corrections of errors in the timing of certain income and expense items for the years ended December 31, 2004 and 2003.  The differences include the capitalization and amortization of construction period interest under US GAAP versus the expensing of such interest under UK GAAP. In addition, certain assets characterized as goodwill under UK GAAP will be characterized as intangible assets under US GAAP and are, therefore, also subject to amortization but at a different rate.  As a result, in 2004 the Fund decreased the investment in RUK, equity in gain from RUK and cumulative translation adjustment (“CTA”) by $185, $146 and $4, respectively, and increased due from affiliates and shareholders’ equity by $45 and $8, respectively.  In 2003, the Fund decreased investment in RUK, equity in loss from RUK and beginning shareholders’ equity by $23, $17 and $14, respectively, and increased due from affiliates and CTA by $31 and $5, respectively.

(C)
NEH previously did not record the provision and the recovery of bad debts in the correct period.  As a result, in 2004 the Fund recorded an adjustment to decrease accounts receivable, CTA and minority interest by $119, $2 and $38, respectively, and to increase general and administrative expenses, other income, minority interest in loss of consolidated subsidiaries and shareholders’ equity by $138, $11, $40 and $6, respectively.  In 2003, NEH recorded an adjustment to increase accounts receivable, minority interest and CTA by $10, $3 and $13, respectively, and to decrease general and administrative expenses, minority interest in the earnings of consolidated subsidiaries and beginning shareholders’ equity by $80, $26 and $60, respectively.

(D)
The Fund changed the valuation of the assets acquired in the US Hydro acquisition.  Previously, the Fund valued acquired intangibles for one of the projects based on the term of the related power purchase agreement instead of the shorter term of the related ground lease for the project.  The Fund also changed the valuations used previously to record the allocation of the purchase price among the assets of US Hydro.  In addition, in 2003, the Fund recorded an impairment of goodwill resulting from not exercising the Internal Revenue Code (“IRC”) Section 338 (h) 10 election and also recorded impairment of notes receivable resulted from the negotiated settlement with Truckee-Carson Irrigation District (“TCID”).  As a result in 2004, the Fund increased goodwill, deferred tax assets, minority interest, shareholders’ equity, and income tax benefit by $952, $2,334, $468, $1,030 and $146, respectively, and decreased property, plant and equipment, intangibles, and minority interest in loss of consolidated subsidiaries by $173, $4,923, and $43, respectively.  In 2003, the Fund decreased property, plant and equipment, minority interest in loss of consolidated subsidiaries and intangibles by $173, $425 and $4,923, respectively, and increased notes receivable, goodwill, deferred tax assets, minority interest and income tax benefit by $3,411, $952, $2,188, $425 and $1,455, respectively.  In addition, the Fund presented the net of deferred tax assets (liabilities) by offsetting non-current deferred tax assets and liabilities of $1,891 and $2,243 in 2004 and 2003, respectively.

(E)
The Fund changed the lives of certain electric power sales contracts based on the shorter term of the related ground lease of the project which resulted in increases in 2004 depreciation and amortization expense included in cost of revenues, minority interest in loss of consolidated subsidiaries and accumulated amortization by $162, $47 and $460, respectively, and decreased accumulated depreciation, shareholders’ equity and minority interest by $14, $201 and $130, respectively.  In 2003, the Fund increased cost of revenues, minority interest in loss of consolidated subsidiaries and accumulated amortization by $199, $58 and $289, respectively, and decreased beginning shareholders’ equity, minority interest and accumulated depreciation by $60, $83 and $5, respectively.

(F)
Due to the changes made in the purchase accounting, as stated in ‘D’ above, the Fund recognized additional impairment losses for the years ended December 31, 2004 and 2003.    As a result, in 2004 the adjustments decreased property, plant and equipment, goodwill, intangibles, shareholders’ equity, impairment of goodwill, minority interest and minority interest in loss of consolidated subsidiaries by $264, $5,216, $37, $4,305, $661, $1,611 and $165, respectively, and increased impairment loss of property, plant and equipment and intangibles by $75 and $22, respectively.  In 2003, the Fund increased impairment loss and minority interest in loss of consolidated subsidiaries by $6,081 and $1,776, respectively, and decreased property, plant and equipment, intangibles, goodwill and minority interest by $189, $15, $5,877 and $1,776, respectively.

(G)
Originally, the Fund did not correctly record the gain from the termination of an agreement between its Blackstone Project and New England Utility.  As a result, in 2004 the Fund recorded an adjustment by decreasing intangibles, minority interest and gain from termination of the Blackstone project by $163, $54 and $184, respectively, and increased accumulated amortization and minority interest in loss of consolidated subsidiaries by $21 and $54, respectively.  In 2003, the Fund did not record the notes receivable from the Lahontan project correctly which resulted in increasing its write-down of notes receivable and minority interest in loss of consolidated subsidiaries by $3,411 and $996, respectively, and decreasing notes receivable and minority interest  by $3,411 and $996, respectively.

(H)
In the previously issued financial statements, the Fund accrued professional service fees in the period to be audited or reviewed rather than during the period in which the services were performed. The Fund has concluded that such treatment is not in accordance with US GAAP. As a result, the Fund overaccrued $79 and $53 of professional fees for the years ended December 31, 2004 and 2003, respectively.  The 2004 overaccrual was adjusted by recording a decrease to accrued expenses and general and administrative expenses of $79 and $25, respectively, and increased minority interest, beginning shareholders’ equity and minority interest in loss of consolidated subsidiaries of $20, $27 and $6, respectively.  The 2003 overaccrual was adjusted by recording as a decrease to accrued expenses, general and administrative expenses and minority interest in loss of consolidated subsidiaries of $53, $40 and $22, respectively, and increased beginning shareholders’ equity and minority interest of $8 and $27, respectively.

(I)
Originally, the Fund did not properly record the accrual, waiver and forgiveness of management fees (including the associated interest thereon) due by the Fund to the Managing Shareholder of the Fund. The Fund treated the waiver of management fees as a direct offset against the management fee expense in the period in which the waiver took place so that neither the fee nor the waiver appeared in the consolidated statement of operations of the Fund.  The Fund made the adjustment by recording an accrual of the management fee expense in the period to which the accrual applies and any waiver or forgiveness treated as a capital contribution to the Fund by the Managing Shareholder.  The contribution of the Managing Shareholder was also reallocated to the shareholders of the Fund in such a way as to keep the capital accounts of the shareholders in the Fund in the same relationship to each other as they had been prior to the contribution of the management fee by the Managing Shareholder.  In 2004, the Fund recorded this adjustment by increasing management fees paid to the Managing Shareholder, interest expense and beginning shareholders’ equity by $822, $187 and $1,009, respectively.  In 2003, the Fund recorded an adjustment by increasing management fee paid to the managing shareholder, interest expense and beginning shareholders’ equity by $822, $131 and $954, respectively.

(J)	The Fund did not recognize impairment of NEH equipment in the proper period. As a result, in 2003 the Fund decreased beginning shareholders’ equity, impairment of property, plant and equipment and minority interest in the earnings of consolidated subsidiaries by $29, $34 and $11, respectively, and increased CTA by $6.

(K)
The Fund originally recorded disbursements made to Ridgewood Dubai (“Dubai”) in 2003 and the prior year as intercompany advances instead of general and administrative expenses.  In 2004, the Fund had originally expensed all the prior disbursements made to Dubai in current and prior periods.  Consequently, the Fund believes it is more appropriate to record the advances as general and administrative expenses in the year disbursed due to the high-risk of non-recoverability in the future.  An adjustment was recorded in 2004 to decrease general and administrative expenses, minority interest in loss of consolidated subsidiaries, due from affiliates, minority interest, beginning shareholders’ equity and CTA by $55, $17, $561, $180, $416 and $3, respectively.  In 2003, the Fund increased general and administrative expenses, minority interest in loss of consolidated subsidiaries and CTA by $589, $189 and $28, respectively, and decreased due from affiliates, minority interest and beginning shareholders’ equity by $613, $197 and $44, respectively.

(L)
The Fund failed to record depreciation and impairment loss certain NEH assets in the correct period.  In 2004, the Fund recorded the adjustment by increasing cost of revenues by $10 and decreasing beginning shareholders’ equity, minority interest, general and administrative expenses, minority interest in loss of consolidated subsidiaries and property, plant and equipment by $84, $27, $51, $13 and $84, respectively.  In 2003, the Fund recorded the adjustment by increasing cost of revenues, write-down of equipment, minority interest in loss of consolidated subsidiaries and CTA by $53, $54, $34 and $8, respectively, and decreasing beginning shareholders’ equity, minority interest and property, plant and equipment by $20, $40 and $124, respectively.

(M)
The Fund did not record the write-off of prepaid expense relating to NEH in the correct period.  As a result, in 2004 the Fund recorded an increase in other income and minority interest in income of consolidated subsidiaries of $22 and $7, respectively, and a decrease in beginning shareholders’ equity of $15.  In 2003, the Fund recorded a decrease in other current assets, minority interest and beginning shareholders’ equity of $22, $7 and $20, respectively, and to increase CTA by $5.

(N)
The Fund failed to record certain NEH expenses in the correct period.  The 2004 adjustments resulted in increased accrued expenses, general and administrative expenses and minority interest in the Loss of consolidated subsidiaries by $33, $14 and $4, respectively, and decreased beginning shareholders’ equity and minority interest by $18 and $4, respectively.  In 2003, the Fund increased accrued expenses and CTA by $18 and $4, respectively, and decreased beginning shareholders’ equity and minority interest by $16 and $6, respectively.

(O)
To correct the timing of an accrual for operating expenses of NEH, the Fund recorded an increase in accrued expenses, beginning shareholders equity, general and administrative expenses and minority interest in loss of consolidated subsidiaries of $88, $143, $295 and $94, respectively, and a decrease in minority interest and CTA of $28 and $2, respectively, for the year ended December 31, 2004.  The Fund also recorded an adjustment to increase general and administrative expense, minority interest in loss of consolidated subsidiaries, beginning shareholders’ equity and minority interest by $72, $23, $251 and $67, respectively, and to decrease accrued expenses and CTA by $210 and $60, respectively, for the year ended December 31, 2003.

(P)
Certain items in the previously issued financial statements for the years ended December 31, 2004 and 2003 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income (loss).

The Fund restated prior amounts by decreasing equity as of January 1, 2003 by $531.  The following is the summary of adjustments recorded to shareholders’ equity as of January 1, 2003: (a) overstatement of investments in RUK of $14, (b) understatement of the value of shares and warrants of ZAP of $535, (c) overaccrual of the accounting fee of $8, (d) understatement of depreciation and amortization related to the US Hydro acquisition of $60, (e) understatement of retained earnings related to NEH of $62.

Quarterly Balance Sheets (unaudited)	2005
	September 30	June 30	March 31
ASSETS
Accounts receivable, net of allowance	$(139)	$(138)	$(139)	(C)
Due from affiliates	57	48	48	(B)(G)(K)
Deferred income taxes - current portion	340	310	386	(D)
Prepaid expenses and other current assets	12	12	12	(F)
Investments	(184)	(29)	93	(A)(B)
Property, plant and equipment, net	(484)	(485)	533	(D)(E)(K)
Goodwill	(4,265)	(4,265)	(4,265)	(D)
Intangibles, net	(5,748)	(5,700)	(5,653)	(D)
Deposits	-	-	(1,022)	(K)
Total	$(10,411)	$(10,247)	$(10,007)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses	$(68)	$22	$(105)	(D)(I)(J)
Due to affiliates	1,429	930	459	(H)(K)
Long-term debt - current portion	(84)	(133)	2,097	(K)
Long-term debt - non current portion	143	147	(2,097)	(J)(K)
Other liabilities	356	329	287	(J)(K)
Deferred rent	(341)	(314)	(287)	(K)
Deferred income taxes, net	(1,767)	(1,888)	(1,879)	(D)
Minority interest	(2,456)	(2,436)	(2,387)	(C)(D)(E)(F)(G)(I)(J)
Shareholders’ equity	(7,623)	(6,904)	(6,095)
Total	$(10,411)	$(10,247)	$(10,007)

Quarterly Balance Sheets (unaudited)	2004
	September 30	June 30	March 31
ASSETS
Accounts receivable, net of allowance	$21	$21	$10	(C)
Due from affiliates	(1,123)	(840)	(687)	(B)(G)
Prepaid expenses and other current assets	(21)	(22)	(22)	(F)
Investments	8	689	582	(A)(B)
Property, plant and equipment, net	(509)	(498)	(489)	(D)(E)
Goodwill	(4,926)	(4,926)	(4,926)	(D)
Intangibles, net	(5,353)	(5,311)	(5,269)	(D)
Total	$(11,903)	$(10,887)	$(10,801)

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses	$212	$10	$(64)	(D)(I)(J)
Due to affiliates	537	75	35	(H)
Long-term debt - current portion	2,122	2,225	2,260	(K)
Long-term debt - non current portion	(2,122)	(2,225)	(2,260)	(K)
Other liabilities	228	197	166	(K)
Deferred rent	(228)	(197)	(166)	(K)
Deferred income taxes, net	(2,542)	(2,662)	(2,400)	(D)
Minority interest	(2,842)	(2,628)	(2,616)	(C)(D)(E)(F)(G)(I)(J)
Shareholders’ equity	(7,268)	(5,682)	(5,756)
Total	$(11,903)	$(10,887)	$(10,801)

Quarterly Balance Sheets (unaudited)	2003
	September 30	June 30	March 31
ASSETS
Accounts receivable, net of allowance	$(42)	$(68)	$(72)	(C)
Due from affiliates	(224)	147	67	(B)(G)(K)
Deferred income taxes - current portion	215	381	134	(D)
Inventory	318	275	263	(K)
Prepaid expenses and other current assets	(318)	(275)	(263)	(K)
Investments	1,042	775	513	(A)(B)
Note receivable - noncurrent portion	(2,749)	(2,750)	(2,750)	(D)
Property, plant and equipment, net	(236)	(218)	(208)	(D)(E)
Goodwill	227	2,732	2,732	(D)
Intangibles, net	(3,049)	(2,716)	(2,436)	(D)
Deferred income tax assets	-	1,184	1,184	(K)
Other assets	(54)	(55)	(58)	(F)
Total	$(4,870)	$(588)	$(894)

LIABILITES AND SHAREHOLDERS' EQUITY
Accounts payable	$(226)	$(222)	$(262)	(K)
Accrued expenses	93	1,242	1,287	(D)(I)(J)(K)
Due to affiliates	598	498	208	(H)(K)
Long-term debt - current portion	3,089	3,597	3,861	(K)
Long-term debt - noncurrent portion	(3,089)	(3,597)	(3,861)	(K)
Deferred income tax, net	3,104	-	-	(D)
Minority interest	(2,674)	(774)	(748)	(C)(D)(E)(F)(G)(I)(J)(K)
Shareholders’ equity	(5,765)	(1,332)	(1,379)
Total	$(4,870)	$(588)	$(894)

Quarterly Statement of Operations (Unaudited)

	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2003	2005	2004	2003

Cost of revenues, increase	$(116)	$(156)	$(836)	$(45)	$(52)	$(300)	(D)(E)
General and administrative expenses, (increase) decrease	(13)	(929)	(373)	39	(480)	23	(C)(G)(I)(J)(K)
Management fee to the Managing Shareholder, increase	(1,234)	(411)	(548)	(411)	(411)	(411)	(H)
Write-down of Notes receivable, increase	-	-	(3,411)	-	-	-	(D)
Impairment of goodwill, increase	-	-	(6,433)	-	-	(6,433)	(D)
Provision for bad debts, decrease	-	-	146	-	-	(5)	(K)

Loss from operations	(1,363)	(1,496)	(11,455)	(417)	(943)	(7,126)

Interest expense, increase	(252)	(125)	(84)	(114)	(49)	(37)	(H)(J)
Equity in loss of RUK, (increase) decrease	(167)	(82)	27	(138)	(4)	82	(B)
Loss on sale of investment in ZAP securities, (increase) decrease	(13)	(295)	76	(8)	(116)	76	(A)(K)
Gain on sale of US Hydro note, decrease	-	(175)	-	-	-	-	(K)
Loss on sale of equipment, increase	(5)	(6)	-	-	(16)	(579)	(K)
Loss on sale of investment, decrease	-	-	562	-	-	562	(K)
Other income (expense), net, increase (decrease)	605	192	(680)	2	17	(100)	(C)(G)(K)
Income tax (expense) benefit, increase (decrease)	(126)	266	2,022	(50)	(131)	555	(D)
Minority interest in the loss (earnings) of subsidiaries	(147)	263	2,582	15	214	1,800	(C)(D)(E)(G)(I)(J)

Net loss increase	$(1,468)	$(1,458)	$(6,950)	$(710)	$(1,028)	$(4,767)

Managing Shareholder - Net loss	$(15)	$(15)	$(69)	$(7)	$(10)	$(48)
Shareholders - Net loss	$(1,453)	$(1,443)	$(6,881)	$(703)	$(1,018)	$(4,719)
Net loss per Investor Share	$(2)	$(2)	$(10)	$(1)	$(2)	$(7)

Quarterly Statement of Operations (Unaudited)

	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003

Cost of revenues, increase	$(71)	$(104)	$(536)	$(44)	$(52)	$(267)	(D)(E)
General and administrative expenses, increase	(52)	(449)	(395)	(130)	(213)	(31)	(C)(G)(I)(J)(K)
Management fee to the Managing Shareholder, increase	(823)	-	(137)	(411)	-	(136)	(H)
Write-down of Notes receivable (increase)	-	-	(3,411)	-	-	-	(D)
Provision for bad debts, decrease	-	-	151	-	-	(9)	(K)

Loss from operations	(946)	(553)	(4,328)	(585)	(265)	(443)

Interest expense, increase	(137)	(76)	(47)	(89)	(41)	(29)	(H)(J)
Equity in loss of RUK, increase	(29)	(78)	(55)	(8)	(124)	(73)	(B)
Loss on sale of investment in ZAP securities, increase	(5)	(179)	-	(2)	(179)	-	(A)(K)
Gain on sale of US Hydro note, decrease	-	(175)	-	-	-	-	(K)
(Loss) gain on sale of equipment	(5)	10	579	(5)	10	579	(K)
Other income (expense), net, increase (decrease)	603	176	(579)	8	2	(579)	(C)(G)(K)
Income tax (expense) benefit, (decrease) increase	(76)	397	1,467	(67)	238	230	(D)
Minority interest in the (earnings) loss of subsidiaries	(162)	49	781	51	14	25	(C)(D)(E)(G)(I)(J)

Net loss increase	$(757)	$(429)	$(2,182)	$(697)	$(345)	$(290)

Managing Shareholder - Net loss	$(8)	$(4)	$(22)	$(7)	$(3)	$(3)
Shareholders - Net loss	$(749)	$(425)	$(2,160)	$(690)	$(342)	$(287)
Net loss per Investor Share	$(1)	$(1)	$(3)	$(1)	$(1)	$-

Quarterly Statement of Operations (Unaudited)
	Three Months Ended March 31,
	2005	2004	2003

Cost of revenues, increase	$(26)	$(52)	$(269)	(D)(E)
General and administrative expenses, increase	79	(237)	(365)	(C)(G)(I)(J)(K)
Management fee to the Managing Shareholder, increase	(411)	-	-	(H)
Write-down of Notes receivable, increase	-	-	(3,411)	(D)
Provision for bad debts, decrease	-	-	160	(K)

Loss from operations	(358)	(289)	(3,885)

Interest expense, increase	(48)	(35)	(18)	(H)(J)
Equity in loss of RUK, (increase) decrease	(20)	45	19	(B)
Loss on sale of investment in ZAP securities, increase	(3)	-	-	(A)
Gain on sale of US Hydro notes, decrease	-	(175)	-	(K)
Other income, net, increase	595	175	-	(C)(G)(K)
Income tax (expense) benefit, (decrease) increase	(9)	159	1,237	(D)
Minority interest in the (earnings) loss of subsidiaries	(213)	36	756	(C)(D)(E)(G)(I)(J)

Net loss increase	$(56)	$(84)	$(1,891)

Managing Shareholder - Net loss	$(1)	$(1)	$(19)
Shareholders - Net loss	$(55)	$(83)	$(1,872)
Net loss per Investor Share	$-	$-	$(3)

Quarterly Cash Flows (unaudited)	Nine Months Ended September 30,
	2005	2004	2003
Net cash (used in) provided by operating activities	$(57)	$3	$(304)
Net cash (used in) provided by investing activities	(2)	(3)	333
Net cash provided by financing activities	59	-	-
Effect of exchange rate on cash and cash equivalents	-	-	(29)

	Six Months Ended June 30,
	2005	2004	2003
Net cash used in operating activities	$(11)	$-	$(348)
Net cash (used in) provided by investing activities	(4)	-	348
Net cash provided by financing activities	15	-	-

	Three Months Ended March 31,
	2005	2004	2003
Net cash used in operating activities	$(12)	$(160)	$(318)
Net cash provided by investing activities	12	160	318

(A)
Originally, the Fund did not properly record the value of ZAP shares and warrants received in connection with the bankruptcy reorganization of ZAP. As a result, the Fund recorded the following adjustments (unaudited):

	2005			2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31	9/30	6/30	3/31

Investment in ZAP - increase	$168	$186	$301	$117	$792	$558	$972	$864	$531
Beginning Shareholders' equity - increase	341	341	341	538	538	538	534	534	534
Other comprehensive income - (decrease) increase	(159)	(149)	(37)	(126)	434	20	480	330	(3)
Gain on sales of ZAP securities - (decrease) increase	(14)	(6)	(3)	(295)	(180)	-	(42)	-	-

(B)
The Fund did not properly recognize its minority investment in RUK due to differences between US GAAP and UK GAAP, recognition of impairment and corrections of errors in the timing of certain income and expense items.  As a result, the Fund recorded the following adjustments (unaudited):

	2005			2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31	9/30	6/30	3/31

Investment in RUK - (decrease) increase	$(350)	$(215)	$(210)	$(109)	$(102)	$23	$70	$(89)	$(18)
Due from affiliates - increase	57	53	51	38	34	31	25	14	14
Beginning Shareholders' equity - (decrease) increase	(141)	(141)	(141)	8	8	8	(14)	(14)	(14)
CTA - increase (decrease)	15	8	2	3	2	-	82	(7)	(9)
Equity in loss from RUK - (increase) decrease	(167)	(29)	(20)	(82)	(78)	46	27	(54)	19

(C)	The Fund previously did not record provisions and recovery of bad debts for NEH in the proper periods. As a result, the Fund recorded the following adjustments (unaudited):

	2005			2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31	9/30	6/30	3/31

Accounts receivable - (decrease) increase	$(140)	$(138)	$(139)	$21	$21	$9	$(42)	$(68)	$(71)
Minority Interest - (decrease) increase	(45)	(44)	(44)	7	7	3	(14)	(22)	(23)
Beginning Shareholders' equity - (decrease) increase	(89)	(90)	(90)	6	6	6	(60)	(60)	(60)
CTA - (decrease) increase	(6)	(4)	(5)	-	-	-	14	14	12
General and administrative expense - decrease	-	-	-	-	-	-	26	-	-
Other income - increase	-	-	-	12	12	-	-	-	-
Minority interest expense - increase	-	-	-	(4)	(4)	-	(8)	-	-

(D)
The Fund re-performed the purchase accounting of the US Hydro acquisition as it determined that the original accounting treatment was not in accordance with GAAP.  The Fund made the adjustments necessary to bring the treatment into accordance with GAAP by adjusting the beginning shareholders’ equity, goodwill, intangible assets, property plant and equipment, notes receivable, accrued expenses and deferred income tax.  In the third quarter of 2003, the Fund recorded an impairment of goodwill resulting from not exercising the Internal Revenue Code (“IRC”) Section 338 (h) 10 election and also recorded impairment of notes receivable resulted from the negotiated settlement with TCID.  The effects of the re-performance of the purchase accounting and the recognition of the impairment are as follows (unaudited):

	2005			2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31	9/30	6/30	3/31

Goodwill - (decrease) increase	$(4,265)	$(4,265)	$(4,265)	$(4,926)	$(4,926)	$(4,926)	$227	$2,732	$2,732
Intangibles, net - decrease	(5,748)	(5,700)	(5,652)	(5,353)	(5,311)	(5,269)	(3,048)	(2,716)	(2,436)
Property, plant and equipment, net - decrease	(414)	(417)	(419)	(350)	(352)	(354)	(176)	(170)	(171)
Deferred income tax asset - current portion - increase	340	309	386	-	-	-	215	381	134
Notes receivable - non current portion - decrease	-	-	-	-	-	-	(2,750)	(2,750)	(2,750)
Deferred income tax asset - noncurrent - increase	-	-	-	-	-	-	-	1,184	1,184
Accrued expenses - (decrease) increase	(100)	(60)	(61)	88	76	54	66	1,199	1,206
Deferred income tax, net - non current portion - (decrease) increase	(1,767)	(1,890)	(1,878)	(2,543)	(2,663)	(2,401)	3,104	-	-
Minority interest - decrease	(2,400)	(2,372)	(2,339)	(2,387)	(2,337)	(2,395)	(2,541)	(741)	(733)
Beginning Shareholders' equity - decrease	(5,634)	(5,634)	(5,634)	(5,891)	(5,891)	(5,891)	(60)	(60)	(60)
Cost of revenues - increase	(136)	(89)	(44)	(118)	(78)	(40)	(794)	(509)	(254)
Impairment of Goodwill - increase	-	-	-	-	-	-	(6,433)	-	-
Write-down of Notes receivable - increase	-	-	-	-	-	-	(3,411)	(3,411)	(3,411)
Income tax expense - (increase) decrease	(126)	(76)	(9)	265	397	159	2,021	1,467	1,237
Minority interest expense - decrease (increase)	76	48	15	(43)	(93)	(35)	2,516	716	708

(E)	The Fund previously did not properly record depreciation expense on certain NEH assets. As a result, the Fund recorded the following adjustments (unaudited):

	2005			2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31	9/30	6/30	3/31
Property, plant and equipment, net - decrease	$(69)	$(69)	$(69)	$(160)	$(147)	$(136)	$(60)	$(48)	$(37)
Beginning Shareholders' equity - decrease	(57)	(57)	(57)	(84)	(84)	(84)	(20)	(20)	(20)
Minority interest - decrease	(22)	(22)	(22)	(51)	(47)	(44)	(19)	(15)	(12)
Cost of revenues - decrease (increase)	19	19	19	(38)	(25)	(13)	(40)	(28)	(15)
CTA - (decrease) increase	(3)	(3)	(3)	1	1	1	6	6	5
Minority interest expense - (increase) decrease	(6)	(6)	(6)	12	8	4	13	9	5

(F)	Originally, the Fund did not record the write-off of prepaid expense relating to NEH. As a result, the Fund recorded the following adjustments (unaudited):

	2005			2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31	9/30	6/30	3/31

Other assets - increase (decrease)	$12	$12	$12	$(21)	$(21)	$(22)	$(55)	$(56)	$(58)
Minority interest - increase (decrease)	4	4	4	(6)	(6)	(7)	(18)	(18)	(19)
Beginning Shareholders' equity - increase (decrease)	8	8	8	(15)	(15)	(15)	(49)	(49)	(49)
CTA - increase	-	-	-	-	-	-	12	11	10

(G)
The Fund originally recorded disbursements made to Dubai in 2003 and the prior year as intercompany advances instead of general and administrative expenses.  In 2004, the Fund originally expensed all the disbursements made to Dubai.  To correct these errors, the Fund recorded the following adjustments (unaudited):

	2005			2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31	9/30	6/30	3/31

Due from affiliates - decrease	$(16)	$(5)	$-	$(1,162)	$(873)	$(719)	$(215)	$(181)	$(137)
Minority interest - decrease	(7)	(3)	(1)	(372)	(280)	(231)	(69)	(58)	(44)
Beginning Shareholders' equity - decrease	(381)	(381)	(381)	(416)	(416)	(416)	(44)	(44)	(44)
CTA - (decrease) increase	(19)	(18)	(15)	8	9	4	17	17	13
General and administrative expenses - increase	(28)	(17)	(12)	(561)	(273)	(112)	(176)	(141)	(92)
Other income - increase	601	599	595	-	-	-	-	-	-
Minority interest expense - (increase) decrease	(182)	(185)	(186)	179	87	36	57	45	30

(H)
Originally, the Fund did not properly record the management fees and interest accrued on unpaid management fees to the Managing Shareholder.  As a result, the Fund recorded the following adjustments (unaudited):

	2005			2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31	9/30	6/30	3/31

Due to affiliates - increase	$1,412	$930	$459	$537	$75	$35	$632	$184	$18
Management fee to the Managing Shareholder - increase	(1,234)	(823)	(411)	(412)	-	-	(548)	(137)	-
Interest expense - increase	(178)	(107)	(48)	(125)	(75)	(35)	(84)	(47)	(18)

(I)
The Fund corrected the method of recording professional service fees to record the fees in the periods during which the services were performed.  As a result, the Fund recorded the following adjustments (unaudited):

	2005			2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31	9/30	6/30	3/31

Accrued expenses - increase (decrease)	$44	$23	$(97)	$19	$(14)	$5	$27	$43	$82
Minority interest - increase (decrease)	33	28	33	3	19	17	12	9	(1)
Beginning Shareholders' Equity - increase	59	59	59	27	27	27	8	8	8
General and administrative expenses - (increase) decrease	(123)	(102)	18	(72)	(39)	(59)	(40)	(56)	(95)
Minority interest expense - (increase) decrease	(13)	(8)	(13)	23	7	10	(7)	(4)	6

(J)
The Fund did not record certain NEH expenses in the proper period and also did not properly recognize the impact of the trouble-debt restructuring resulting from renegotiated payment terms with a bank.  As a result, the Fund recorded the following adjustments (unaudited):

	2005			2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31	9/30	6/30	3/31

Accrued expenses - (decrease) increase	$(11)	$60	$54	$104	$(53)	$(124)	$(227)	$(221)	$(263)
Long-term debt - noncurrent portion - increase	59	14	-	-	-	-	-	-	-
Other liabilities - increase	15	15	-	-	-	-	-	-	-
Minority interest - (decrease) increase	(19)	(28)	(17)	(34)	17	40	73	71	85
Beginning Shareholders' Equity - (decrease) increase	(83)	(83)	(83)	130	130	130	235	235	235
CTA - (decrease) increase	(6)	(4)	(3)	1	(1)	(1)	(57)	(52)	(45)
General and administrative expenses - decrease (increase)	140	67	73	(295)	(137)	(66)	(36)	(48)	(18)
Interest expense - increase	(73)	(29)	-	-	-	-	-	-	-
Minority interest expense - (increase) decrease	(22)	(12)	(24)	94	44	21	12	15	6

(K)
Certain items in the previously issued financial statements for the years ended December 31, 2004 and 2003 have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income (loss).

	2005			2004			2003
	9/30	6/30	3/31	9/30	6/30	3/31	9/30	6/30	3/31
Due from affiliates - (decrease) increase	$16	$-	$-	$-	$-	$-	$(34)	$314	$190
Due to affiliates - (decrease) increase	16	-	-	-	-	-	(34)	314	190
Inventory - increase	-	-	-	-	-	-	318	275	262
Prepaid expenses and other current assets - decrease	-	-	-	-	-	-	(318)	(275)	(262)
Property, plant and equipment, net - increase	-	-	1,022	-	-	-	-	-	-
Minority interest - decrease	-	-	-	-	-	-	(98)	-	-
Shareholders' equity- increase	-	-	-	-	-	-	98	-	-
Deposits - decrease	-	-	(1,022)	-	-	-	-	-	-
Other assets - increase	-	-		-	-	-	-	-	-
Deferred income tax asset - noncurrent portion- increase	-	-	-	-	-	-	-	1,184	1,184
Deferred income tax liability- increase	-	-	-	-	-	-	-	1,184	1,184
Accounts payable- decrease	-	-	-	-	-	-	(226)	(222)	(262)
Accrued expenses- increase	-	-	-	-	-	-	226	222	262
Long-term debt - current portion- (decrease) increase	(84)	(133)	2,096	2,121	2,225	2,259	3,089	3,597	3,860
Long-term debt - noncurrent portion- increase (decrease)	84	133	(2,096)	(2,121)	(2,225)	(2,259)	(3,089)	(3,597)	(3,860)
Other liabilities- increase	341	314	287	228	197	166	-	-	-
Deferred rent- decrease	(341)	(314)	(287)	(228)	(197)	(166)	-	-	-
Provision for bad debt- increase	-	-	-	-	-	-	147	150	160
General and administrative expenses- decrease	-	-	-	-	-	-	(147)	(150)	(160)
Other income (expense) - increase (decrease)	4	4	-	181	165	175	(680)	(579)	-
Gain on sale of US Hydro note- decrease	-	-	-	(175)	(175)	(175)	-	-	-
Gain (loss) on sale of equipment- (decrease) increase	(5)	(5)	-	(6)	10		-	579	-
Loss on sale of investment- increase	-	-	-	-	-	-	562	-	-
Loss on distribution and sale of investment in ZAP securities- increase	1	1	-	-	-	-	118	-	-

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Principles of Consolidation

The consolidated financial statements include the financial statements of the Fund and its majority-owned subsidiaries.  Minority interests of majority-owned subsidiaries are calculated based upon the respective minority interest ownership percentages.  All material intercompany transactions have been eliminated in consolidation.

The Fund uses the equity method of accounting for its investments in affiliates which are 50% or less owned as the Fund has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate.  The Fund’s share of the earnings or losses of the affiliates is included in the consolidated financial statements.

b)  Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Fund to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Fund evaluates its estimates, including bad debts, notes receivable, investments, recoverable value of property, plant and equipment, intangibles and recordable liabilities for litigation and other contingencies. The Fund bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

c)    Revenue Recognition

Revenues generated from the sale of electric power and fresh water are recorded in the month of delivery, based on the estimated volumes sold to customers. Power generation revenue adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available.  Final billings do not vary significantly from estimates.

d)    Cash and Cash Equivalents

The Fund considers all highly liquid investments with maturities when purchased of three months or less to be cash and cash equivalents.  Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts.  As of December 31, 2005, 2004 and 2003, the Fund had cash deposits held in foreign banks of $893, $692 and $747, respectively, which was in excess of the Egyptian insurance limits.  Cash deposits held in US banks exceeded insured limits by $712 as of December 31, 2005.  All of the cash deposits held in US banks were fully insured as of December 31, 2004 and 2003.

e)   Accounts Receivable

Accounts receivables are recorded at invoice price in the period the related revenues are earned, and do not bear interest.  The Fund maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable.  The allowance is based on the Fund’s assessment of aged accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable.   Account balances are charged off against the allowance when the Fund believes it is probable that the receivable will not be recovered.

f)    Inventory

Inventory primarily consists of spare parts and materials used in the Fund’s operation.  Inventories are stated at the lower of cost and net realizable value.  An allowance is established for slow moving items on the basis of management’s review and assessment of inventory movements.

g)    Investment in Securities

At certain times, the Fund has held as assets, marketable equity securities and the Fund has classified these marketable equity securities as available-for-sale.  These available-for-sale securities are carried at fair value with the unrealized gains and losses, net of tax (if any), reported in a separate component of shareholders’ equity.  Realized gains and losses and such declines in value judged to be other-than-temporary are included in other income.

h)    Property, Plant and Equipment

Property, plant and equipment, consisting of land, hydro-electric generation facilities (“HEGFs”), water desalinization facilities and office equipment are stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized.  Repair and maintenance expenditures are expensed as incurred.  Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets.  The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the statement of operations.

Depreciation is recorded using the straight-line method over the useful lives of the assets.

HEGFs	30 years
Water desalinization facilities	5-10 years
Office equipment	5 years

i)    Impairment of Goodwill, Intangibles and Long-Lived Assets

The Fund evaluates intangible assets and long-lived assets, such as property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If an impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital.  The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate.  Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

The Fund evaluates goodwill, and intangible assets with indefinite useful lives, under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 142, goodwill and intangible assets with indefinite lives are subject to annual impairment tests through a comparison of fair value to carrying value.  The two-step approach to assess a reporting unit’s goodwill impairment requires that the Fund first compare the estimated fair value of a reporting unit which has been assigned to goodwill to the carrying amount of the unit’s assets and liabilities, including its goodwill.  If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities is used to determine the current implied fair value of the unit’s goodwill.

j)    Income taxes

The Fund’s Egyptian subsidiaries have a ten year income tax holiday that expires on December 31, 2010.  Accordingly, no provision has been made for Egyptian income taxes in the accompanying consolidated financial statements.

US Hydro, for federal income tax purposes, files on a consolidated basis using the accrual method of accounting on a calendar year basis. For state income tax purposes, US Hydro files on an individual entity basis.  US Hydro uses the liability method in accounting for income taxes.  Deferred income taxes reflects, where required, the net tax effect of temporary differences arising between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes.

Except for US Hydro, no provision is made for US income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.

k)    Foreign Currency Translation

The Egyptian Pound and British Pound Sterling are the functional currencies of the Fund’s foreign operations. The consolidated financial statements of the Fund’s non-United States operations are translated into United States dollars.   Assets and liabilities are translated into US dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period.  The cumulative foreign currency translation adjustments are a component of other comprehensive income.

l)    Unaudited Interim Results

The unaudited interim consolidated financial statements included herein have been prepared on the same basis as the annual consolidated statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Fund’s financial position and its results of operations and cash flows for each of the interim periods presented. The financial data and other information disclosed in these notes to the consolidated financial statements related to such interim periods are also unaudited.

m)    Fair Value of Financial Instruments

For the years ended December 31, 2005, 2004 and 2003, the carrying value  of the Fund’s cash and cash equivalents, accounts receivable, notes receivable, and accounts payable and accrued expenses approximates their fair value.  The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

n)     Significant Customers

The Fund’s two largest customers accounted for 21.8% and 9.9% of revenues in 2005, 22.1% and 14.8% of revenues in 2004 and 28.8% and 17.2% of revenues in 2003.

o)    Recent Accounting Pronouncements

        SFAS 143 and FIN 47

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations, on the accounting for obligations associated with the retirement of long-lived assets. SFAS No. 143 requires a liability to be recognized in the consolidated financial statements for retirement obligations meeting specific criteria. Measurement of the initial obligation is to approximate fair value, with an equivalent amount recorded as an increase in the value of the capitalized asset. The asset will be depreciated in accordance with normal depreciation policy and the liability will be increased for the time value of money, with a charge to the income statement, until the obligation is settled. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Furthermore, in March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143, which clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143. Specifically, FIN 47 provides that an asset retirement obligation is conditional when the timing and/or method of settling the obligation is conditioned on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for fiscal years ending after December 15, 2005.  The Fund adopted SFAS No. 143 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 145

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for interim periods beginning after May 15, 2002.  The Fund adopted SFAS No. 145 effective January 1, 2003, with no material impact on the consolidated financial statements.

SFAS 146

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred.  SFAS No. 146 is effective for fiscal years ending after December 31, 2002.  The Fund adopted SFAS No. 146 effective January 1, 2003, with no material impact on the consolidated financial statements.

FIN 45

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees and Indebtedness of Others. FIN 45 elaborates on the disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, under certain circumstances, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002; while the provisions of the disclosure requirements are effective for financial statements of interim or annual reports ending after December 15, 2002. The Fund adopted FIN 45 during the fourth quarter of 2002 with no material impact to the consolidated financial statements.

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

SFAS 149

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Fund adopted SFAS No. 149 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 150

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity.  SFAS No. 150 is effective for interim periods beginning after June 15, 2003.  The Fund adopted SFAS No. 150 effective July 1, 2003, with no material impact on the consolidated financial statements.

SFAS 153

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions (“Opinion 29”), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in Opinion 29, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Fund adopted SFAS No. 153 effective June 15, 2005, with no material impact on the consolidated financial statements.

SFAS 154

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections.  SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. This statement changes the requirements for the accounting for, and reporting of, a change in accounting principle and applies to all voluntary changes in accounting principle, as well as changes pursuant to accounting pronouncements that do not include transition rules.   Under SFAS No. 154, changes in accounting principle must be applied retrospectively to prior periods’ financial statements, or the earliest practicable date, as the required method for reporting a change in accounting principle.  The Fund adopted SFAS No. 154 effective December 15, 2005, and accordingly restated the consolidated financial statements, as described in Note 2.

4.    ACCOUNTS RECEIVABLE

       Accounts receivable at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
		(Restated)	(Restated)
Accounts receivable	$1,704	$1,418	$1,258
Less: allowance for doubtful accounts	(337)	(378)	(193)
	$1,367	$1,040	$1,065

The Fund records an allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on Management’s knowledge of the business, specific customers, review of aged accounts and a specific identification of accounts where collection is at risk.  The following details the activity in Fund’s allowance for doubtful accounts at December 31, 2005, 2004 and 2003.

	2005	2004	2003
		(Restated)	(Restated)
Balance at beginning of year	$378	$193	$416
Additions charged to bad debt provision (1)	152	156	457
Deductions, net of recoveries (2)	(193)	29	(680)
Balance, end of year	$337	$378	$193

(1)	Bad debt provision relates to estimated losses due to collectability issues, which is included in general and administrative expenses in the statement of operations.

(2)	Deductions, net of recoveries primarily relates to receivable write-offs, but also includes recoveries of previously written off receivables.

5.     NOTES RECEIVABLE

Notes receivable at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
		(Restated)	(Restated)
TCID	$-	$-	$3,800
Blackstone	1,533	1,642	-
Other	107	125	469
Total notes receivable	1,640	1,767	4,269
Less: current portion	140	131	4,269
Notes receivable– long-term portion	$1,500	$1,636	$-

Quarterly notes receivable were as follows (unaudited):

	2005
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Blackstone	$1,562	$1,590	$1,618
Other	117	123	131
Total notes receivable	1,679	1,713	1,749
Less: current portion	125	131	137
Notes receivable– long-term portion	$1,554	$1,582	$1,612

	2004
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Other	$143	$271	$369
Less: current portion	143	271	369
Notes receivable– long-term portion	$-	$-	$-

	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
TCID	$3,800	$4,000	$4,000
Other	704	833	-
Total notes receivable	4,504	4,833	4,000
Less: current portion	200	200	200
Notes receivable– long-term portion	$4,304	$4,633	$3,800

Blackstone

In the fourth quarter of 2004, US Hydro’s Blackstone project and New England Power (“NEP”) agreed to terminate their 1989 power purchase agreement. Under the terms of the Termination and Release Agreement, Blackstone now has the right to make such open market arrangements for the sale of electricity production from its facilities as it considers appropriate.  In addition, beginning January 2005, NEP agreed to pay Blackstone $16 per month through February 2010 and a lump sum payment of $1,000 on February 15, 2010 to compensate Blackstone for the cancellation of the fifteen years remaining on the original agreement.

As a result of the new agreement, the Fund recorded a net gain of $380 in 2004, reflecting $1,642 in present value of payments to be received, less an impairment of electric power sales contracts of $1,262 to write-down the carrying value of the pre-existing power purchase agreement to zero.

TCID

On October 19, 1988, US Hydro entered into an agreement for services with TCID.  Under the terms of the agreement, the Fund provided funding and development services to TCID for the purpose of developing electricity generating capacity at the Lahontan Dam in exchange for a series of payment obligations of TCID in the form of notes receivable (the “Notes Receivable”).  At the time of the acquisition of US Hydro by the Fund and Trust V, US Hydro valued the obligations under the Notes Receivable at $7,411.  During 2003, the Fund received principal payments on the Notes Receivable of $200.

During the three-month period ended March 31, 2003 US Hydro undertook to renegotiate the TCID payment obligations.  The result of the renegotiation was a settlement between the parties under which TCID made a $4,000 cash payment to US Hydro in satisfaction of its obligations to US Hydro under the Notes Receivable and US Hydro released TCID from any other obligations.  US Hydro and TCID entered into a Termination and Release Agreement on March 31, 2004 at which time the TCID termination payment was made.

Based on the $4,000 expected amount of the settlement, US Hydro recorded a write-down of $3,411 in 2003 and recorded the expected amount of the settlement as a short-term Notes Receivable.  During the first quarter of 2004, TCID paid US Hydro, $4,000 and the Fund recorded a gain of $175, net of legal fees.  Pursuant to the term loan agreement, US Hydro paid the proceeds from the sale to its lender on March 31, 2004.

6.       IMPAIRMENT OF GOODWILL, INTANGIBLES AND LONG-LIVED ASSETS

As part of the US Hydro purchase agreement, the Fund and Trust V had the option of treating the acquisition of the Synergics stock as an acquisition of assets in accordance with IRC Section 338 (h) (10).  During the third quarter of 2003, the Fund and Trust V chose not to exercise the IRC Section 338 (h) (10) election it had originally intended to make at the time of the acquisition of US Hydro.  As a result of not exercising the election, US Hydro reversed the $1,100 contingent tax obligation (along with other purchase price adjustments) it had recorded in anticipation of making such an election.  Also as a result of not making the election, the Fund recorded a net deferred tax liability of $5,000 with a corresponding increase to goodwill to reflect the temporary differences between the financial reporting basis and the income tax basis of the assets acquired.

US Hydro performs periodic evaluations of its business operations.  US Hydro performed an interim impairment test in the third quarter of 2003 and, based on the results of this test, the Fund recorded a goodwill impairment expense of $6,433 during the quarter ended September 30, 2003.

US Hydro also performed an impairment test for property, plant and equipment and amortized intangibles and noted a decrease in the estimated future undiscounted cash flow of certain US Hydro projects.  Based on the results of the tests, the Fund recorded an impairment expense of $79, $75 and $189 for property, plant and equipment for the years ended December 31, 2005, 2004 and 2003, respectively.  In addition, the Fund also recorded impairment expenses of $23, $22 and $1,918 for amortized intangibles for the years ended December 31, 2005, 2004 and 2003, respectively.

7.      PROPERTY, PLANT AND EQUIPMENT

At December 31, 2005, 2004 and 2003, property, plant and equipment at cost, accumulated depreciation and related depreciation expense were:

	2005	2004	2003
		(Restated)	(Restated)
Land	$186	$190	$193
HEGF	1,082	1,157	1,227
Water desalinization facilities	27,545	24,408	23,661
Office equipment	754	748	793
Construction in progress	-	58	598
	29,567	26,561	26,472
Less: accumulated depreciation	(8,755)	(6,390)	(4,351)
	$20,812	$20,171	$22,121

For the years ended December 31, 2005, 2004 and 2003, depreciation expense was $2,206, $2,057 and $1,870, respectively, which is included in cost of revenues.

Quarterly property, plant and equipment and related depreciation expense were as follows (unaudited):

	2005
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Land	$190	$190	$190
HEGF	1,157	1,157	1,157
Water desalinization facilities	27,484	26,960	25,559
Office equipment	759	735	734
Construction in progress	59	16	1,114
	29,649	29,058	28,754
Less: accumulated depreciation	(8,248)	(7,556)	(7,061)
	$21,401	$21,502	$21,693

Depreciation expense for the 2005 year-to-date periods ended September 30, June 30 and March 31, was $1,683, $1,091 and $541, respectively.

	2004
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Land	$193	$193	$193
HEGF	1,227	1,227	1,227
Water desalinization facilities	23,896	23,842	23,533
Office equipment	726	726	789
Construction in progress	370	347	610
	26,412	26,335	26,352
Less: accumulated depreciation	(5,804)	(5,257)	(4,767)
	$20,608	$21,078	$21,585

Depreciation expense for the 2004 year-to-date periods ended September 30, June 30 and March 31, was $1,545, $994 and $449, respectively.

	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Land	$255	$255	$255
HEGF	1,353	1,353	1,353
Water desalinization facilities	23,615	23,851	26,445
Office equipment	789	804	841
Construction in progress	1,163	1,183	1,247
	27,175	27,446	30,141
Less: accumulated depreciation	(3,828)	(3,438)	(3,284)
	$23,347	$24,008	$26,857

Depreciation expense for the 2003 year-to-date periods ended September 30, June 30 and March 31, was $1,393, $954 and $525, respectively.

8.       GOODWILL AND INTANGIBLE ASSETS

At December 31, 2005, 2004 and 2003, the gross and net amounts of intangible assets, accumulated amortization and related amortization expense were:

	2005	2004	2003
		(Restated)	(Restated)
Amortized intangibles:
Electric power sales contracts - gross	$10,754	$10,754	$12,255
Water rights - gross	321	344	365
	11,075	11,098	12,620
Less: accumulated amortization	(5,178)	(3,614)	(2,178)

Electric power sales contracts – net	$5,897	$7,484	$10,442

Goodwill	$227	$227	$227

Electric power sales contracts are being amortized over their duration on a straight-line basis.  As of December 31, 2005, the weighted average remaining life of electric power sales contracts was 6 years with the shortest remaining duration being 1 year and the longest remaining duration being 19 years.  For the years ended December 31, 2005, 2004 and 2003, amortization expense was $1,564, $1,674 and $2,010, respectively, which is included in cost of revenues. The Fund expects to record amortization expense during the next five years as follows:

Year Ended
December 31,
2006	$1,273
2007	1,176
2008	1,123
2009	962
2010	962

Quarterly gross and net amounts of intangible assets and related amortization expense were as follows (unaudited):

	2005
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Amortized intangibles:
Electric power sales contracts - gross	$10,754	$10,754	$10,754
Water rights - gross	344	344	344
	11,098	11,098	11,098
Less: accumulated amortization	(4,787)	(4,396)	(4,005)

Electric power sales contracts – net	$6,311	$6,702	$7,093

Goodwill	$227	$227	$227

Amortization expense for the 2005 year-to-date periods ended September 30, June 30 and March 31, was $1,173, $782 and $391, respectively.

	2004
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Amortized intangibles:
Electric power sales contracts - gross	$12,255	$12,255	$12,255
Water rights - gross	365	365	365
	12,620	12,620	12,620
Less: accumulated amortization	(3,441)	(3,020)	(2,599)

Electric power sales contracts – net	$9,179	$9,600	$10,021

Goodwill	$227	$227	$227

Amortization expense for the 2004 year-to-date periods ended September 30, June 30 and March 31, was $1,263, $842 and $421, respectively.
	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Amortized intangibles:
Electric power sales contracts - gross	$14,076	$14,076	$14,076
Water rights - gross	462	462	462
	14,538	14,538	14,538
Less: accumulated amortization	(1,676)	(1,173)	(670)

Electric power sales contracts – net	$12,862	$13,365	$13,868

Goodwill	$227	$2,732	$2,732
Amortization expense for the 2003 year-to-date periods ended September 30, June 30 and March 31 was $1,508, $1,005 and $503, respectively.

9.       ACCUMULATED OTHER COMPREHENSIVE LOSS

The Fund’s other comprehensive loss, which is reported in the accompanying consolidated statement of operations consists of net income (loss), foreign currency translation gains and losses and unrealized gains and losses on investment in ZAP securities.

The cumulative foreign currency translation loss was $7,772, $8,255 and $8,545 and cumulative unrealized gain (loss) on ZAP securities was ($16), $236 and $124 as of December 31, 2005, 2004 and 2003, respectively.  The components of other comprehensive loss for the 2005, 2004 and 2003 quarters were as follows (unaudited):

	Foreign Currency	Unrealized	Total Accumulated
	Translation	Gain (Loss)	Other Comprehensive
	Loss	on ZAP Securities	Loss
At March 31, 2003, restated	$(8,253)	$77	$(8,176)
At June 30, 2003, restated	(8,618)	411	(8,207)
At September 30, 2003, restated	(8,729)	562	(8,167)

At March 31, 2004, restated	(8,536)	146	(8,390)
At June 30, 2004, restated	(8,639)	2,041	(6,598)
At September 30, 2004, restated	(8,644)	430	(8,214)

At March 31, 2005, restated	(7,737)	(45)	(7,782)
At June 30, 2005, restated	(7,886)	(607)	(8,493)
At September 30, 2005, restated	(7,747)	(35)	(7,782)

10.       INVESTMENTS

The Fund’s investment includes a 30.4% non-controlling interest in RUK, which is accounted for under the equity method, and an investment in ZAP Inc.  The investment in ZAP is accounted for as available-for-sale securities.

United Kingdom Landfill Gas Projects

On May 26, 1999, RUK was formed as a New Jersey limited liability company and was re-domiciled to Delaware on December 24, 2002. The business of RUK is the extraction of methane-containing gas from landfill sites in England, Scotland and Wales and the use of that gas as fuel for generating electricity and the sale of that electricity.

On June 30, 1999, Trust V contributed $16.7 million to RUK; and RUK’s wholly owned subsidiary, Ridgewood UK Ltd. (“UK Ltd.”), a limited company registered in England and Wales, purchased from CLP Envirogas, Ltd. (formerly Combined Landfill Projects, Ltd.) six landfill gas power plants located in the United Kingdom.  At the time of the purchase, UK Ltd. and CLP Envirogas, Ltd. also agreed the terms on which UK Ltd. would purchase additional projects then under development by CLP Envirogas, Ltd. should such projects be successfully developed.

In 2001, the Fund contributed $5.8 million to RUK in return for an equity share of 30.4% of RUK.  During the three-month period ended March 31, 2001, UK Ltd. purchased an additional four projects.  On October 16, 2001, UK Ltd., through the issuance of approximately 24% of its shares and the payment of $2,000 cash, acquired certain of the assets and liabilities of CLP Services, Ltd., CLP Development, Ltd and CLP Envirogas, Ltd. (collectively the "Management and Development Companies") and the equity and debt of certain landfill gas projects (the “UK Merger”).  As a result of the UK Merger, UK Ltd. acquired the ability to develop and operate landfill gas-fueled electricity generating facilities in the UK as well as the development rights to a number of such projects.  The seller in the UK Merger was Arbutus Energy Ltd. (Jersey) (“Arbutus”) who became the minority interest holder of UK Ltd. following the UK Merger.  UK Ltd. was renamed CLPE Holdings Ltd. (“CLP”) in 2001.

In the UK Merger, UK Ltd. received plant and equipment valued at $4,200, a 50% equity interest in a landfill gas electricity generation business based in Spain valued at $744, cash of $454 and other assets of $1,000.  UK Ltd. also assumed liabilities of $3,000.  UK Ltd. assigned a value of $6,781 to the electricity sales contracts and other intangible assets acquired which are being amortized over the remaining life of the underlying electricity sales contracts.

As part of the UK Merger, RUK also acquired a 50% ownership in each of CLP Organogas SL  located in Seville, Spain and CLP Envirogas, SL, a management and development services company also located in Seville, Spain (collectively, the “Spanish Business”). Effective January 1, 2003 RUK transferred its interest in the Spanish Business to Arbutus in return for a portion of the minority interest in CLP then held by Arbutus.  As a result of the transaction, RUK increased its ownership in CLP from 76% to 88%.

Beginning in 2002, RUK began to develop sites capable of qualifying for the UK’s Renewable Obligation incentive program (“RO”). The RO program requires electricity suppliers serving end-users in the UK to obtain renewable obligation certificates (“ROCs”) to demonstrate that a minimum portion of their electricity supplied was generated by producers meeting the qualifications of the RO. In order to fund the development and construction of these projects, RUK entered into a series of agreements with affiliated entities that agreed to provide financing.  The affiliated entities providing this funding, Ridgewood Renewable PowerBank LLC, Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC and Ridgewood Renewable PowerBank IV LLC (collectively the “PowerBank Funds”), are managed by RRP which is also the managing member of RUK, Trust V and the Fund.  Terms of the agreements between RUK and each of the PowerBank Funds are substantially the same and each provides for the PowerBank Funds to make construction advances to RUK in exchange for interest during construction and streams of fixed and variable lease payments once the financed projects go into operation (the “PowerBank Arrangements”).  At December 31, 2004 and 2003, RUK had received construction advances of $12,100 and $41,474, respectively, from the PowerBank Funds for the purpose of developing additional projects.

Summarized balance sheet data for RUK at December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
		(Restated)	(Restated)
Current assets	$18,632	$31,013	$38,544
Non-current assets	65,758	69,329	53,752
Total assets	$84,390	$100,342	$92,296

Current liabilities	$15,449	$10,556	$11,691
Non-current liabilities	68,204	81,372	66,447
Minority interest	362	1,344	2,028
Members’ equity	375	7,070	12,130
Liabilities and members’ equity	$84,390	$100,342	$92,296

Fund share of RUK equity	$114	$2,149	$3,687

Summarized statements of operations data for RUK for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
		(Restated)	(Restated)
Revenues	$32,359	$22,878	$13,729

Cost of revenues	29,326	20,295	13,447
Other expenses	5,774	4,880	2,290
Total expenses	35,100	25,175	15,737

Net loss	$(2,741)	$(2,297)	$(2,008)

Fund share of losses in RUK	$(833)	$(699)	$(610)

Quarterly summarized statements of operations data for RUK is as follows (unaudited):

	Nine months ended September 30,			Three months ended September 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$23,807	$16,135	$9,314	$8,176	$5,639	$3,338

Cost of revenues	21,331	14,604	9,468	7,895	5,321	3,417
Other expenses	3,874	3,176	1,562	1,453	939	428
Total expenses	25,205	17,780	11,030	9,348	6,260	3,845

Net loss	$(1,398)	$(1,645)	$(1,716)	$(1,172)	$(621)	$(507)

Fund share of losses in RUK	$(425)	$(500)	$(522)	$(356)	$(189)	$(154)

	Six months ended June 30,			Three months ended June 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$15,631	$10,496	$5,976	$8,796	$5,478	$3,184

Cost of revenues	13,436	9,283	6,051	7,450	4,563	3,138
Other expenses	2,421	2,237	1,134	1,292	1,438	810
Total expenses	15,857	11,520	7,185	8,742	6,001	3,948

Net (loss) income	$(226)	$(1,024)	$(1,209)	$54	$(523)	$(764)

Fund share of (losses) income in RUK	$(69)	$(311)	$(368)	$16	$(159)	$(233)

	Three months ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues	$6,835	$5,018	$2,792

Cost of revenues	5,986	4,720	2,913
Other expenses	1,129	799	324
Total expenses	7,115	5,519	3,237

Net loss	$(280)	$(501)	$(445)

Fund share of losses in RUK	$(85)	$(152)	$(135)

ZAP

In 1999, the Fund invested $2,100 in the shares of ZAP (formerly ZAPWorld.COM, Inc. and ZAP Power Systems, Inc.).  As part of the 678,808 share purchase, the Fund also received a warrant to purchase 571,249 shares of ZAP's common stock at a price between $3.50 and $4.50 per share.  In June 1999, the Fund exercised the warrant and purchased 571,249 additional shares for $2,000.  ZAP designs, assembles, manufactures and distributes personal electric vehicles.  ZAP's common stock is quoted on the OTC Bulletin Board under the symbol "ZAAP.OB".  In June 2001, the Fund agreed to sell to ZAP, and certain of its shareholders, the Fund's interest in ZAP in return for a $1,500 interest bearing promissory note (the "Ridgewood ZAP Note").

On March 1, 2002, ZAP filed a voluntary petition for reorganization under Chapter 11 of the US Bankruptcy Code with the US Bankruptcy Court in Santa Rosa, California.  On or about July 1, 2002,  the  Second  Amended  Plan for Reorganization  became  effective and the Ridgewood ZAP Note was converted  into 994,500 shares of ZAP common stock as  reorganized  (the  "Reorganized  ZAP Shares"). When issued, the Reorganized ZAP Shares were subject to restrictions on sales or transfers.  As part of the reorganization, Ridgewood ZAP also received warrants to purchase ZAP shares of which a portion was exercised as reflected below:

Warrant Series	Maximum purchase	Initial expiration date	Warrant exercise shares	Exercise Price Per Share
B	994,500	6/30/2003	994,500	$1.07

C	994,500	12/31/2004	538,462	$3.25

D	994,500	6/30/2007	-	$-

Upon the lifting of the transfer restrictions on the first set of the Reorganized ZAP Shares in September 2003, Ridgewood ZAP sold approximately 118,000 of those shares to a private individual for $1.00 per share. During the second and third quarters of 2004, Ridgewood ZAP distributed approximately 772,300 shares of the Reorganized ZAP Shares with a market value of $2,100 to the Fund's shareholders and recorded a gain of $1,800. The transfer restrictions on approximately 104,200 Reorganized ZAP Shares were removed in 2005 and the shares were sold in the first quarter of 2006.

The expiration date of the Series B Warrants was extended by ZAP and in May 2004, Ridgewood ZAP exercised its rights under the Series B warrants to purchase approximately 995,000 shares at $1.07 per share.  The Fund sold the shares acquired through exercise of the Series B Warrants in a series of transactions between July 2004 and November 2004 at an average selling price (before transaction costs) of $1.50 per share.  Ridgewood ZAP exercised a portion of the Series C warrants in December 2004, with the purchase of approximately 538,000 shares at $3.25 per share.  The Fund sold the shares acquired through the exercise of the Series C Warrants in a series of transactions in 2005 at an average price (before transaction costs) of $1.36 per share. The remaining approximately 457,000 of the Series C warrants and 994,500 of the Series D warrants have not been exercised as of the date of filing this report.

The amount of net unrealized (loss) gain on available-for-sale securities included in other comprehensive income for the years ended December 31, 2005, 2004 and 2003 is ($248), $110 and $45, respectively. Other comprehensive loss reclassification adjustments for realized gains included in net income on the sale of available-for-sale securities for the years ended December 31, 2004 and 2003 are $126 and $80, respectively.

11.     LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2005, 2004 and 2003:

	2005	2004	2003
		(Restated)	(Restated)
Total long-term debt	$3,799	$4,736	$9,606
- Sinai	2,259	2,252	2,312
- REFI	676	1,147	1,643
- US Hydro	864	1,337	5,651

Current maturity	$1,190	$3,234	$7,130
- Sinai	217	2,252	2,312
- REFI	540	510	505
- US Hydro	433	472	4,313

Long-term portion	$2,609	$1,502	$2,476
- Sinai	2,042	-	-
- REFI	136	637	1,138
- US Hydro	431	865	1,338

Following is a summary of quarterly long-term debt (unaudited):

	2005
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Total long-term debt	$4,187	$4,351	$4,685
- Sinai	2,392	2,316	2,391
- REFI	812	934	1,075
- US Hydro	983	1,101	1,219

Less – Current maturity	$1,271	$1,178	$3,391
- Sinai	287	192	2,391
- REFI	542	534	538
- US Hydro	442	452	462

Long-term portion	$2,916	$3,173	$1,294
- Sinai	2,105	2,124	-
- REFI	270	400	537
- US Hydro	541	649	757

	2004
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Total long-term debt	$4,931	$5,194	$5,454
- Sinai	2,231	2,252	2,259
- REFI	1,245	1,369	1,503
- US Hydro	1,455	1,573	1,692

Less – Current maturity	$3,201	$3,222	$3,233
- Sinai	2,231	2,252	2,259
- REFI	498	498	501
- US Hydro	472	472	473

Long-term portion	$1,730	$1,972	$2,221
- Sinai	-	-	-
- REFI	747	871	1,002
- US Hydro	983	1,101	1,219

	2003
	September 30	June 30	March 31
	(Restated)	(Restated)	(Restated)
Total long-term debt	$10,184	$10,751	$11,341
- Sinai	2,275	2,316	2,436
- REFI	1,897	2,060	2,167
- US Hydro	6,012	6,375	6,738

Less – Current maturity	$7,338	$7,633	$8,024
- Sinai	2,275	2,316	2,436
- REFI	506	516	542
- US Hydro	4,557	4,801	5,046

Long-term portion	$2,846	$3,118	$3,317
- Sinai	-	-	-
- REFI	1,391	1,544	1,625
- US Hydro	1,455	1,574	1,692

The Sinai Environmental Services S.A.E. (“Sinai”) loan which is secured by a part of its assets bears interest at 11.0% per annum and is non-recourse to the Fund.  A provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other lenders. The loan was in default prior to the acquisition of Sinai by NEH and remained in default through the second quarter of 2005. In the second quarter of 2005, the lender and Sinai entered into a revised agreement that included in its terms a modified payment schedule. The revised terms provide for increasing monthly payments over six years starting at 172,000 Egyptian pounds and increasing to 357,000 Egyptian pounds (or approximately $29 to $61 at loan inception exchange rates), including interest, and having a final maturity date of May 1, 2011.    As part of the 2005 settlement, the lender agreed to suspend, from the time of the settlement, the obligation of Sinai to repay 1 million Egyptian pounds (approximately $176 at December 31, 2005) out of the amount outstanding.  If Sinai makes all the scheduled payments set out in the modified payment schedule, the suspension will become permanent and the 1 million Egyptian pounds forgiven.  In case Sinai fail to make all scheduled payments on time, the suspension will be revoked and the total of the then remaining principal payments required will be increased by 1 million Egyptian pounds.  As of the filling date, Sinai has been in compliance with the revised agreement since the agreement was entered into.

During the third quarter of 2002, Ridgewood Egypt For Infrastructure, LLC (Egypt) (“REFI”) executed a term loan agreement with its principal bank which is secured by certain plant assets of REFI. The bank provided a loan of 12,500,000 Egyptian pounds (approximately $2,688) and is being repaid in quarterly principal installments of 781,000 Egyptian pounds (approximately $168) starting June 2003 through final maturity at March 31, 2007. Outstanding borrowings bear interest at the bank’s medium term loan rate plus 0.5% (12.5% at December 31, 2005, 2004 and 2003).

Five of US Hydro’ hydro-electric power plants are financed by a term loan containing rights for the borrower to re-set interest rates from time-to-time.  The effective interest rates were 5.58%, 4.13% and 2.91% at December 31, 2005, 2004 and 2003, respectively. This credit facility is collateralized by five hydroelectric plants and notes receivable owned by US Hydro. At December 31, 2005 and 2004, the carrying value of hydroelectric plants and notes receivable was higher than the face value of the loan.  At December 31, 2003, the carrying value of hydroelectric plants and notes receivable was less than the face of the loan by $1,092.  As of the filing date, US Hydro is in compliance with all material provisions of the term loan.

During the first quarter of 2003, US Hydro undertook to renegotiate TCID payment obligations and a settlement was reached under which the TCID made a $4,000 cash payment to US Hydro in satisfaction of its obligations.  The proceeds of $4,000 was applied to the outstanding balance of the term loan and the parties agreed to amend the term loan agreement, providing for a revised amortization of principal taking into account settlement with TCID and the $4,000 received.

The Fund is required to pay an additional amount equal to 10% of the cash flow, as defined, of the financed projects plus 10% of any net proceeds, as defined, from the sale or refinancing of any of the financed projects.  US Hydro is also required to make an additional annual payment of 50% of excess cash flow, as defined.  No additional payments were required for the years ended December 31, 2005, 2004 and 2003.

Scheduled principal repayments of the Fund’s long-term debt at December 31, 2005 are as follows:

2006	$1,190
2007	852
2008	372
2009	465
2010	624
Thereafter	296
Total	$3,799

12.     COMMITMENTS AND CONTINGENCIES

The facility at Union Falls has leased the site under a non-cancelable long-term lease which terminates in 2024. Rent expense at this site for the years ended December 31, 2005, 2004 and 2003 was $185, $170 and $160, respectively.  The facility of US Hydro at the Box Canyon dam in Siskiyou County, California is owned subject to a ground lease which US Hydro treats for financial reporting purposes as an operating lease.  The lease terminates on December 31, 2010, at which time US Hydro is obligated to transfer the facility at the site to the Siskiyou County Flood Control and Water Conservation District.  The lease payment for Box Canyon was $500 for each of the years ended December 31, 2005, 2004 and 2003, respectively.

Minimum lease payments at December 31, 2005 are as follows:

2006	$695
2007	700
2008	710
2009	721
2010	732
Thereafter	4,764
Total	$8,322

The Fund has certain other leases that require payments based upon a percentage of the annual gross revenue of the respective hydroelectric plant less any taxes or other fees paid to the lessors.  There are no minimum rents required and these commitments are not included in the amounts presented above. Rent expense for these hydroelectric plants for the years ended December 31, 2005, 2004 and 2003 was $10, $6 and $7, respectively.

In accordance with Egyptian company law, the Egypt projects is required to record 5% of annual net profits to a statutory reserve and will cease when the reserve reaches 50% of issued capital. The statutory reserve is not eligible for distribution to members. The statutory reserve amounted to $97, $87 and $51 for the years ended December 31, 2005, 2004 and 2003, respectively.

The Fund is subject to legal proceedings involving ordinary and routine claims related to its business.  The ultimate legal and financial ability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements.  Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel.  If estimates of potential losses increase or the related facts and circumstances change in the future, the Fund may be required to record additional litigation expense.

13.     OTHER LIABILITIES

The Fund’s Egypt projects have an arrangement with a consultant that provides marketing, construction and management services in Egypt.  The consultant receives, in total, a development fee of 3% of the capital cost of the completed projects, an annual management fee of the greater of 0.3% of the capital cost of completed projects and $180, plus reimbursement of out-of-pocket costs incurred in performing its duties under the agreement.  The consultant may also receive incentive payments based on the performance of REFI.  The agreement has a term of one year and is automatically renewed annually. The agreement may be terminated by either party upon written notice.

NEH had additional consulting arrangements with two individuals for services related to its investment in Egypt.  In both cases, NEH has reached agreements with the individuals settling the obligations of the parties with respect to the consulting agreements by agreeing to terminate the arrangements in exchange for a series of payments.  No future services are to be provided by the individuals involved.

In the case of the first settlement, on November 21, 2003, NEH agreed to make a single payment to the party of $281, and to make monthly installment payments of $8, until June 1, 2013.  During the fourth quarter of 2003 the Fund recorded a liability of $568 to reflect this obligation.

In the case of the second settlement, on April 7, 2005, NEH agreed with the party to make quarterly payments of $30 for so long as the Egypt projects remain operational.  In the event that the Egypt projects are sold, an amount equal to the present value of the subsequent ten-years of payments would be made in settlement of the remaining obligation.  NEH had a liability of $906 at December 31, 2005 to reflect this obligation.

Schedule of future discounted principal payments as of December 31, 2005 are as follows:

2006	$75
2007	83
2008	92
2009	101
2010	112
Thereafter	917
Total	$1,380

14.      INCOME TAXES

The components of Income (loss) before provision for income taxes for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
		(Restated)	(Restated)
United States	$(2,311)	$1,346	$(9,077)
Foreign	(1,510)	(2,865)	(4,458)
	$(3,821)	$(1,519)	$(13,535)

The foreign loss includes $677, $2,166 and $3,847 from NEH for the years ended December 31, 2005, 2004 and 2003 that is subject to Egyptian tax holiday, and foreign loss of $833, $699 and $611 from RUK which is reported net of tax effect consistent with the equity method of accounting.

The provision for income taxes for the years ended December 31, 2005, 2004 and 2003 consists of:

	2005	2004	2003
		(Restated)	(Restated)
Current
State	$305	$176	$264

Deferred
Federal	(85)	(882)	(192)
State	(82)	(67)	(2,581)
Income tax (expense) benefit	$138	$(773)	$(2,509)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Components of the Fund’s deferred income tax assets and liabilities at December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003
		(Restated)	(Restated)
Deferred tax asset
NOL carry-forward - non-current	$983	$1,413	$24
Notes Receivable - current	429	443	1,380
	1,412	1,856	1,404

Deferred tax liabilities
Depreciation - non-current	(2,498)	(3,109)	(3,607)

Net deferred tax liabilities	$(1,086)	$(1,253)	$(2,203)

The Fund’s effective tax rate differs from the statutory federal income tax rate for the years ended December 31, 2005, 2004 and 2003 as follows:

	2005	2004	2003
US federal income taxes at the statutory rate	0%	0%	0%
Income (loss) subject to tax at the US Hydro
level (at statutory rate)	3%	44%	14%
State taxes	-3%	-3%	0%
Other	-4%	5%	0%
Fund's effective tax rate	-4%	46%	14%

At December 31, 2005, 2004 and 2003 the Fund had a net operating loss carry forward (tax effected) for federal purposes of $1,422, $1,868 and $24, respectively which will be expiring from 2023 through 2025.  The Fund believes it is more likely than not that it will realize the benefit of its net operating losses. Accordingly, a valuation allowances has not been recorded against the related deferred tax asset.The Fund’s ability to realize the benefit of its net operating losses may be limited should US Hydro undergo an ownership change within the meaning of IRC Section 382.

15.     TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund operates pursuant to the terms of a management agreement (“Management Agreement”).  Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Fund.  In return, the Fund is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Fund, or $1,645 annually, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Fund does not pay the management fee on a timely basis, the Fund accrues interest at an annual rate of 10% on the unpaid balance.

The Managing Shareholder waived its right to receive its management fee for 2005. For 2004 and 2003, the Managing Shareholder waived 50% of the management fee due in such years (or $823 in each year). The Fund recorded the waived management fees as deemed capital contributions in the periods in which the fees accrued.  The shareholders of the Fund other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued. For the years ended December 31, 2004 and 2003, the Fund made management fee payments to the Managing Shareholder of $317 and $150, respectively.  Unpaid management fees that accrued during the years ended December 31, 2004, 2003 and 2002 of $506, $673 and $446, respectively, were forgiven by the Managing Shareholder in the fourth quarter of 2005 and were recorded as capital contributions at that time in the manner described above.

For the years ended December 31, 2005, 2004 and 2003, the Fund accrued interest expense of $262, $187 and $131, respectively, on accrued but unpaid management fees.  The interest accrued has been waived by the Managing Shareholder and recorded as capital contribution as waived.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management (“RPM”), an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Fund.  RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items.  Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM.  During the years ended December 31, 2005, 2004 and 2003, RPM charged US Hydro $581, $489 and $432, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, RPM charged US Hydro $3,234, $2,968 and $2,962, respectively, for all of the direct operating and non-operating expenses incurred during such periods.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Fund other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution.  Thereafter, the Managing Shareholder is entitled to receive 25% of the distributions for the remainder of the year.  The Managing Shareholders is entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”).  After Payout, the Managing Shareholder is entitled to receive 25% of all remaining distributions of the Fund. For each of the years ended December 31, 2005, 2004 and 2003, the Managing Shareholder received a distribution of $13.

Income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders other than the Managing Shareholder in proportion to their ownership of Investor Shares. If the Fund has net losses for a fiscal period, the losses are allocated 99% to the shareholders other than the Managing Shareholder and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust.  Amounts allocated to shareholders other than the Managing Shareholder are apportioned among them in proportion to their capital contributions.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder other than the Managing Shareholder would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder.  Should the Managing Shareholder’s Adjusted Capital Account become negative and items of income or gain occur, then such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive.  This mechanism does not change the allocation of cash, as discussed above.

RRP purchased one investor share of the Fund for $83 in 1998.  The Fund granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

 On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association.  The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the trusts and funds that it manages.  As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, and liens and to provide guarantees. The Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit, through May 31, 2008.

The Fund records short-term payables and receivables from other affiliates in the ordinary course of business.  The amounts payable and receivable with the other affiliates do not bear interest. At December 31, 2005, 2004 and 2003 the Fund had outstanding payables and receivables as follows:

	December 31,			December 31,
	2005	2004	2003	2005	2004	2003
	Due from			Due to
		(Restated)	(Restated)		(Restated)	(Restated)
Ridgewood Power Management LLC	$-	$-	$6	$335	$326	$-
Ridgewood Renewable Power LLC	-	-	-	186	2,314	1,076
Ridgewood Electric Power Trust IV	-	-	-	-	-	71
Ridgewood Electric Power Trust V	538	1,305	1,312	-	-	-
Ridgewood/Egypt Fund	-	-	-	207	270	351
United Kingdom Landfill Gas Projects	195	262	596	-	-	-
Lahontan Hydropower	-	-	-	-	-	247
Other affiliates	-	-	-	153	90	147
Total	$733	$1,567	$1,914	$881	$3,000	$1,892

The Fund had the following quarterly outstanding payables and receivables, with the following affiliates (unaudited):

	2005
	September 30	June 30	March 31	September 30	June 30	March 31
	Due from			Due to
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Ridgewood Power Management LLC	$-	$-	$-	$671	$383	$561
Ridgewood Renewable Power LLC	-	-	-	3,229	2,769	2,723
Ridgewood Electric Power Trust V	520	357	1,835	-	-	-
Ridgewood/Egypt Fund	-	-	-	231	127	270
United Kingdom Landfill Gas Projects	270	269	265	-	-	-
Other affiliates	-	-	-	105	108	91
Total	$790	$626	$2,100	$4,236	$3,387	$3,645

	2004
	September 30	June 30	March 31	September 30	June 30	March 31
	Due from			Due to
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Ridgewood Power Management LLC	$-	$-	$-	$30	$11	$55
Ridgewood Renewable Power LLC	-	-	-	2,100	1,387	1,252
Ridgewood Electric Power Trust IV	-	-	-	-	71	71
Ridgewood Electric Power Trust V	1,553	1,396	1,401	-	-	-
Ridgewood/Egypt Fund	-	-	-	270	270	350
United Kingdom Landfill Gas Projects	-	-	-	89	436	790
Other affiliates	-	-	-	458	210	212
Total	$1,553	$1,396	$1,401	$2,947	$2,385	$2,730

	2003
	September 30	June 30	March 31	September 30	June 30	March 31
	Due from			Due to
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Ridgewood Power Management LLC	$127	$127	$-	$-	$-	$273
Ridgewood Renewable Power LLC	-	-	-	1,020	723	279
Ridgewood Electric Power Trust IV	-	-	8	71	71	-
Ridgewood Electric Power Trust V	1,507	1,678	1,346	-	-	-
Ridgewood/Egypt Fund	-	-	-	348	348	348
United Kingdom Landfill Gas Projects	235	219	219	-	-	-
Lahontan Hydropower	-	-	-	254	247	-
Other affiliates	51	144	219	102	96	97
Total	$1,920	$2,168	$1,792	$1,795	$1,485	$997

16.     FINANCIAL INFORMATION BY BUSINESS SEGMENT AND LOCATION

In 2005, 2004 and 2003, revenues were recorded from customers of US Hydro and Egypt projects. The financial statements of RUK and ZAP are not consolidated with those of the Fund and, accordingly, their revenues are not considered to be operating revenues.  For the years ended December 31, 2005, 2004 and 2003, financial information by geographic location was as follows:

	2005		2004		2003
	US	Egypt	US	Egypt	US	Egypt
			(Restated)	(Restated)	(Restated)	(Restated)

Total assets	$10,785	$21,934	$17,221	$21,219	$21,264	$22,972
Revenues	5,539	6,742	5,096	5,489	5,845	4,400

The Fund has two customers which accounted for 70.3%, 76.8% and 80.6% of US sourced revenue in 2005, 2004 and 2003, respectively. The Fund has two customers which accounted for 18.0%, 19.5% and 17.7% of Egypt sourced revenue in 2005, 2004 and 2003, respectively.

The Fund manages and evaluates its operations in two reportable business segments: power generation and water desalinization.  These segments have been classified separately by the similarities in economic characteristics and customer base.   Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by Ridgewood Management.

The financial data for business segments for the years ended December 31, 2005, 2004 and 2003 are as follows (unaudited):

	Power
	2005	2004	2003
		(Restated)	(Restated)
Revenues	$5,539	$5,096	$5,845
Depreciation and amortization	1,597	1,709	2,049
Gross profit	2,440	1,968	2,442
Impairment of goodwill	-	-	6,433
Interest income	83	10	53
Interest expense	56	86	204
Income tax expense (benefit)	138	(773)	(2,509)
Total assets	10,785	17,221	21,264
Capital expenditures	-	2	-
Goodwill	227	227	227

	Water
	2005	2004	2003
		(Restated)	(Restated)
Revenues	$6,742	$5,489	$4,400
Depreciation and amortization	2,173	2,022	1,831
Gross profit	1,120	443	364
Interest income	7	9	5
Interest expense	677	604	656
Total assets	21,934	21,219	22,972
Capital expenditures	2,038	370	315

	Corporate
	2005	2004	2003
		(Restated)	(Restated)
Interest income	$6	$1	$-
Interest expense	262	186	132
Equity in loss from RUK	833	699	610
Investment in RUK	114	2,149	3,687
Total assets	1,356	449	2,872

	Consolidated
	2005	2004	2003
		(Restated)	(Restated)
Revenues	$12,281	$10,585	$10,245
Depreciation and amortization	3,770	3,731	3,880
Gross profit	3,560	2,411	2,806
Impairment of goodwill	-	-	6,433
Interest income	96	20	58
Interest expense	995	876	992
Income tax expense (benefit)	138	(773)	(2,509)
Total assets	34,075	38,889	47,108
Capital expenditures	2,038	372	315
Goodwill	227	227	227
Equity in loss from RUK	833	699	610
Investment in RUK	114	2,149	3,687

Quarterly financial data for business segments are as follows (unaudited):

	Power			Power
	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$4,320	$4,122	$4,758	$712	$853	$861
Gross profit	2,045	1,742	2,410	(53)	65	63
Total assets	12,020	12,158	22,815	12,020	12,158	22,815

	Water			Water
	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$4,984	$4,195	$3,267	$2,163	$1,676	$1,475
Gross profit	748	330	386	474	94	475
Total assets	22,422	21,643	24,248	22,422	21,643	24,248

	Corporate			Corporate
	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Total assets	$1,282	$5,079	$3,902	$1,282	$5,079	$3,902

	Consolidated			Consolidated
	Nine Months Ended September 30,			Three Months Ended September 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$9,304	$8,317	$8,025	$2,875	$2,529	$2,336
Gross profit (loss)	2,793	2,072	2,796	421	159	538
Total assets	35,724	38,880	50,965	35,724	38,880	50,965

	Power			Power
	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$3,608	$3,269	$3,897	$1,901	$1,661	$2,095
Gross profit	2,098	1,677	2,347	1,150	893	1,320
Total assets	12,280	12,522	27,652	12,280	12,522	27,652

	Water			Water
	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$2,821	$2,519	$1,792	$1,613	$1,462	$893
Gross profit (loss)	274	236	(89)	247	143	(78)
Total assets	22,081	21,799	24,693	22,081	21,799	24,693

	Corporate			Corporate
	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Total assets	$1,867	$7,383	$4,765	$1,867	$7,383	$4,765

	Consolidated			Consolidated
	Six Months Ended June 30,			Three Months Ended June 30,
	2005	2004	2003	2005	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues	$6,429	$5,788	$5,689	$3,514	$3,123	$2,988
Gross profit	2,372	1,913	2,258	1,397	1,036	1,242
Total assets	36,228	41,704	57,110	36,228	41,704	57,110

	Power
	Three Months Ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues	$1,707	$1,608	$1,802
Gross profit	948	784	1,027
Total assets	12,806	13,340	25,758

	Water
	Three Months Ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues	$1,208	$1,057	$899
Gross profit (loss)	27	93	(11)
Total assets	22,443	22,350	26,737

	Corporate
	Three Months Ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Total assets	$4,209	$5,912	$6,325

	Consolidated
	Three Months Ended March 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues	$2,915	$2,665	$2,701
Gross profit	975	877	1,016
Total assets	39,458	41,602	58,820

17.     SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	2005 Quarters
	1st	2nd	3rd	4th
	(restated)	(restated)	(restated)
Revenues	$2,915	$3,514	$2,875	$2,977
Gross profit	975	1,397	421	767
(Loss) income from operations	(930)	280	(582)	(439)
Net loss	(656)	(241)	(1,694)	(1,368)
Net loss per Investor Share	(1)	-	(3)	(2)

	2004 Quarters
	1st	2nd	3rd	4th
	(restated)	(restated)	(restated)	(restated)
Revenues	$2,665	$3,123	$2,529	$2,268
Gross profit	877	1,036	159	339
Loss from operations	(269)	(130)	(1,315)	(1,020)
Net (loss) income	(295)	1,142	(722)	(871)
Net (loss) income per Investor Share	-	2	(1)	(2)

	2003 Quarters
	1st	2nd	3rd	4th
	(restated)	(restated)	(restated)	(restated)
Revenues	$2,701	$2,988	$2,336	$2,220
Gross profit	1,016	1,242	538	10
(Loss) income from operations	(3,701)	275	(6,982)	(5,329)
Net loss	(2,183)	(617)	(4,933)	(3,293)
Net loss per Investor Share	(3)	(1)	(8)	(5)

18.     SUBSEQUENT EVENTS

On December 31, 2005, an investor in the Fund and entities affiliated with the Fund filed an Amended Complaint and Jury Demand in Massachusetts Superior Court against, affiliated entities of the Fund including the Managing Shareholder and the Chairman of the Fund. The plaintiff alleges violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment all related to a set of alleged facts and allegations regarding the sale of securities of funds (including the Fund) sold in private offerings and the operation of those funds subsequent to the sale.  The plaintiff is seeking damages of $900 with interest and other damages to be determined at trial. In February 2007, the plaintiff instituted a second lawsuit in Massachusetts state court against the Fund and affiliated entities alleging that the allocation of the proceeds from the sale of RUK assets was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds.   The Fund and affiliates prevailed on the injunction, and the matter is currently pending in Massachusetts state court and no trial date has been set.  All defendants deny the allegations and intend to defend both actions vigorously.

On August 16, 2006, the Managing Shareholder of the Fund and affiliates of the Fund, filed lawsuits against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 26, 2006, Perelson Weiner filed a counterclaim against the Fund, and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Fund.

In the fourth quarter of 2006, as a result of the losses recognized by the Fund from the disposition of ZAP shares, the Managing Shareholder waived a receivable from the Fund of $300 and contributed $315 in cash to the Fund.

On January 23, 2007, RUK entered into an agreement (the "Sale Agreement") along with Arbutus and the PowerBank Funds (the “Sellers”), and MEIF LG Energy Limited (the "Buyer").  At that time, RUK owned 88% of the issued and outstanding shares of CLP and the remaining 12% of CLP was owned by Arbutus. On February 22, 2007, RUK completed the sale (the “Sale”) of all of the issued and outstanding shares of CLP.

Under the Sale Agreement, the Buyer agreed to buy (i) 100% of the issued and outstanding shares (the "Shares") of CLP from Ridgewood UK and Arbutus, and (ii) substantially all of the assets (the "Assets") of the PowerBanks.  The Assets and the Shares constitute all the landfill gas business located in the United Kingdom of RUK and of the PowerBank Funds.

In accordance with the Sale Agreement, at closing, the Buyer paid an aggregate purchase price for the Shares and the Assets of £117.8 million ($229,500), subject to a working capital adjustment that resulted in an increase to the purchase price of £4.2 million ($8,200). After adjustment, the purchase price for the Shares was £25.1 million ($48,900), of which £22.1 million ($43,100) was attributable to the shares sold by RUK.  Taking into account payments made to RUK pursuant to certain sharing arrangements with the PowerBanks, the total gross sales proceeds to RUK were £27.6 million ($53,800).

On February 23, 2007, the Manager caused a portion of the sales proceeds to be converted from sterling into US dollars which was done at the rate of 1.9483 U.S. dollars for each pound sterling.  On March 27, 2007 a subsequent conversion took place at an exchange rate of 1.9604 US dollars for each pound sterling.  While certain transactions remain to be made that will require dollar/sterling conversions, management of the Fund does not expect the exchange rates of these conversions to have a material effect on RUK.

The Sellers gave a number of warranties and indemnities to the Buyer in connection with the Sale that considers typical of such transactions.  Should there be a breach or breaches of the warranties or should an indemnifiable event occur, the Buyer could make claims against the Sellers including RUK.  Management of RUK does not believe there is a material likelihood that such a claim will arise or that, should such a claim arise, RUK would incur a material liability.  This belief is based, in part, on the Sellers having purchased warranty and indemnity insurance to minimize such risk.   There are no current plans to reserve or provide an escrow for the contingent liabilities represented by these warranties and indemnities. In March 2007, the Fund distributed a portion of the Sale proceeds to its shareholders.