Form 10-Q
period 2006-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2007-11-28
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

(302) 888-7444
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of October 31, 2007, there were 658.1067 Investor Shares outstanding.

THE RIDGEWOOD POWER GROWTH FUND

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,206	$1,906
Accounts receivable, net of allowance	1,291	1,367
Notes receivable - current portion	142	140
Due from affiliates	316	733
Deferred income taxes	-	429
Inventory	619	640
Prepaid expenses and other current assets	395	227
Total current assets	4,969	5,442
Notes receivable - noncurrent portion	1,447	1,500
Investments	107	192
Property, plant and equipment, net	20,105	20,812
Goodwill	227	227
Intangibles, net	5,494	5,897
Other assets	5	5

Total assets	$32,354	$34,075

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$425	$1,311
Accrued expenses	414	230
Long-term debt - current portion	1,069	1,190
Due to affiliates	1,065	881
Total current liabilities	2,973	3,612
Long-term debt - noncurrent portion	2,552	2,609
Other liabilities	1,736	1,735
Deferred income taxes, net	1,076	1,515
Minority interest	6,736	6,855
Total liabilities	15,073	16,326

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (658.1067 Investor Shares issued and
outstanding)	17,647	18,111
Managing Shareholder's accumulated deficit (1 management
share issued and outstanding)	(366)	(362)
Total shareholders’ equity	17,281	17,749

Total liabilities and shareholders’ equity	$32,354	$34,075

The accompanying notes are an integral part of these financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005

Revenues	$3,461	$2,915

Cost of revenues	2,228	1,940

Gross profit	1,233	975

Operating expenses:
General and administrative expenses	665	1,494
Management fee to the Managing Shareholder	411	411
Total operating expenses	1,076	1,905

Income (loss) from operations	157	(930)

Other income (expense):
Interest income	20	25
Interest expense	(68)	(201)
Equity in loss from RUK	(61)	(85)
Gain (loss) on sale of ZAP securities	3	(38)
Other income, net	18	571
Total other (expense) income, net	(88)	272

Income (loss) before income tax and minority interest	69	(658)

Income tax expense	158	28

Loss before minority interest	(89)	(686)

Minority interest in the (earnings) loss of subsidiaries	(132)	30

Net loss	(221)	(656)

Foreign currency translation adjustment	71	518
Unrealized gain (loss) on ZAP securities	14	(282)

Comprehensive loss	$(136)	$(420)

Managing Shareholder - Net loss	$(2)	$(7)
Shareholders - Net loss	(219)	(649)
Net loss per Investor Share	(332)	(987)
Distributions per Investor Share	(500)	(500)

The accompanying notes are an integral part of these financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net cash provided by operating activities	$1,074	$840

Cash flows from investing activities:
Capital expenditures	(74)	(152)
Deposits on equipment	-	(1,008)
Proceeds from sale of equipment	-	44
Collections on notes receivable	51	24
Proceeds from sale of ZAP securities	45	264
Distribution from RUK	-	359
Net cash provided by (used in) investing activities	22	(469)

Cash flows from financing activities:
Cash distributions to shareholders	(332)	(332)
Cash distributions to minority shareholders	(285)	-
Repayments under bank loans	(179)	(236)
Net cash used in financing activities	(796)	(568)

Effect of exchange rate on cash and cash equivalents	-	36

Net increase (decrease) in cash and cash equivalents	300	(161)
Cash and cash equivalents, beginning of period	1,906	769

Cash and cash equivalents, end of period	$2,206	$608

The accompanying notes are an integral part of these financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with The Ridgewood Power Growth Fund (the “Fund”) Annual Report on Form 10-K for the year ended December 31, 2005 filed with the SEC on August 17, 2007 (the “2005 Form 10-K”). No significant changes have been made to the Fund’s accounting policies and estimates disclosed in the 2005 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

2.   DESCRIPTION OF BUSINESS

The Fund is a Delaware trust formed in February 1997. The Fund began offering shares on February 9, 1998 and concluded its offering in April 2000. The objective of the Fund is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholders of the Fund are Ridgewood Renewable Power LLC (“RRP”) and Ridgewood Power VI LLC (“Power VI”) (collectively, the “Managing Shareholder”). Effective January 1, 2001, Power VI assigned and delegated all of its rights and responsibilities to RRP and since that time has been an entity with only nominal activity.

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

The Fund’s accompanying condensed consolidated financial statements include the financial statements of Ridgewood US Hydro Corporation (“US Hydro”) and Ridgewood Near East Holding LLC (“NEH”). The Fund’s condensed consolidated financial statements also include the Fund’s 30.4% interest in Ridgewood UK (“RUK”) which is accounted for under the equity method of accounting as the Fund has the ability to exercise significant influence but does not control the operating and financial policies of RUK.

The Fund owns 70.8% interest in US Hydro and the remaining 29.2% minority interest is owned by Ridgewood Electric Power Trust V (“Trust V”). In addition, the Fund owns a 68.1% interest in NEH and the remaining minority interest is owned by Trust V (14.1%) and Ridgewood Egypt Fund (“Egypt Fund”) (17.8%). The interests of Trust V and Egypt Fund are presented as minority interest in the condensed consolidated balance sheets and statements of operations.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.   INVESTMENTS

The Fund accounts for its investment in RUK under the equity method of accounting.

Summarized statements of operations data for RUK for the three months ended March 31, 2006 and 2005 is as follows:

	March 31,
	2006	2005

Revenues	$8,255	$6,835
Gross profit	1,535	849
Income from operations	1,395	768

Net loss	$(200)	$(280)

Fund share of losses in RUK	$(61)	$(85)

4.   INVENTORY

At March 31, 2006 and December 31, 2005, inventories are as follows:

	March 31,	December 31,
	2006	2005
Consumables	$561	$497
Fuel	58	143
	$619	$640

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

5.    RELATED PARTY TRANSACTIONS

The Fund records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At March 31, 2006 and December 31, 2005, the Fund had outstanding payables and receivables as follows:

	March 31,	December 31,	March 31,	December 31,
	2006	2005	2006	2005
	Due from		Due to

Ridgewood Power Management LLC	$-	$-	$262	$335
RRP	-	-	611	186
Trust V	265	538	-	-
Egypt Fund	-	-	192	207
RUK	39	195	-	-
Other affiliates	12	-	-	153
Total	$316	$733	$1,065	$881

6.    INCOME TAX

Except for US Hydro, no provision is made for US income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.  As a result, changes in the Fund’s pre-tax income (loss) do not necessarily lead to changes in income tax expense, thereby resulting in volatility of the effective tax rate.  US Hydro operates in several tax jurisdictions and, as a result, the geographic mix of US Hydro’s pre-tax income or loss can also impact our overall effective tax rate.  The Fund has calculated its actual tax provision based upon year-to-date results.  Such an approach is allowed under Financial Accounting Standards Board (“FASB”) Interpretation No. 18 ("FIN 18"), as the Fund has determined that it cannot estimate an annual effective tax rate with reasonable accuracy.  The income tax expense on income before minority interest and income tax for the three months ended March 31, 2006 and 2005 was $158 and $28, respectively.

 7.     FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Fund manages and evaluates its operations in two reportable business segments: power generation and water desalinization. These segments have been classified separately by the similarities in economic characteristics and customer base.  Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Quarterly financial data for business segments is as follows:

	Power
	Three Months Ended March 31,
	2006	2005

Revenues	$1,916	$1,707
Gross profit	1,159	948
Total assets	10,643	12,806

	Water
	Three Months Ended March 31,
	2006	2005

Revenues	$1,545	$1,208
Gross profit	74	27
Total assets	21,379	22,443

	Corporate
	Three Months Ended March 31,
	2006	2005

Total assets	$332	$4,209

	Consolidated
	Three Months Ended March 31,
	2006	2005

Revenues	$3,461	$2,915
Gross profit	1,233	975
Total assets	32,354	39,458

8.      SUBSEQUENT EVENTS

On August 16, 2006, the Managing Shareholder of the Fund and affiliates of the Fund filed lawsuits against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 26, 2006, Perelson Weiner filed a counterclaim against the Fund and its affiliates alleging breach of contract due to unpaid invoices. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Fund.

In the fourth quarter of 2006, as a result of the losses recognized by the Fund from the disposition of ZAP shares, the Managing Shareholder waived a receivable from the Fund of $300 and contributed $315 in cash to the Fund.

On January 23, 2007, RUK entered into an agreement (the "Sale Agreement") along with Arbutus and the PowerBank Funds (the “Sellers”), and MEIF LG Energy Limited (the "Buyer"). At that time, RUK owned 88% of the issued and outstanding shares of CLPE Holdings Ltd. (“CLP”) and the remaining 12% of CLP was owned by Arbutus. On February 22, 2007, RUK completed the sale (the “Sale”) of all of the issued and outstanding shares of CLP.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

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

The Sellers gave a number of warranties and indemnities to the Buyer in connection with the Sale that it considers typical of such transactions. Should there be a breach or breaches of the warranties or should an indemnifiable event occur, the Buyer could make claims against the Sellers including RUK. Management of RUK does not believe there is a material likelihood that such a claim will arise or that, should such a claim arise, RUK would incur a material liability. This belief is based, in part, on the Sellers having purchased warranty and indemnity insurance to minimize such risk. There are no current plans to reserve or provide an escrow for the contingent liabilities represented by these warranties and indemnities. As of the date of this filing, the Fund is not aware of any claims. In March 2007, the Fund distributed a portion of the Sale proceeds to its shareholders.

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

On January 27, 2006, the Plaintiff, on its own initiative, filed an Amended Complaint and Jury Demand in Massachusetts Superior Court, adding a non-diverse broker-dealer to the action.  On February 22, 2006, the case was removed by the defendants to United States District Court for the District of Massachusetts on the basis of diversity jurisdiction, but the defendants alleged that the only non-diverse party had been fraudulently joined by the Plaintiff.  On February 27, 2006, a motion to dismiss was filed by the defendants in the District Court.  On April 12, 2006, the District Court affirmed its jurisdiction over the case, and dismissed the non-diverse party.  On January 10, 2007, the District Court dismissed Plaintiff’s unjust enrichment case, but denied the motion of the defendants to dismiss as to the remaining claims.  Presently, attorneys for the parties are involved in discovery, with a magistrate judge having decided motions to compel brought by the parties during the Summer of 2007.  A new scheduling order is in the process of being developed by the parties for approval by the District Court.  As of the date of the filing, no trial date has been set.

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

In October 2007, the Managing Shareholder announced that it will be marketing the assets of NEH for sale; no purchaser has been identified as of the date of this filing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at March 31, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7 of the Fund’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2005, as filed with the SEC on August 17, 2007.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.   These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the 2005 Form 10-K. The Fund undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its financial statements. The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions. No material changes have been made to the Fund’s critical accounting policies and estimates disclosed in the 2005 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

Total revenues increased approximately $0.6 million, or 17.2%, to $3.5 million in the first quarter of 2006 as compared to $2.9 million in the first quarter of 2005. Revenues from US Hydro operations increased $0.2 million to $1.9 million as a result of higher outputs due to increased precipitation; revenues from NEH operations increased $0.4 million primarily due to increased water volume sales due to greater tourism in the NEH market area.

Cost of revenues for the first quarter of 2006 was $2.2 million compared to $1.9 million in the first quarter of 2005, an increase of approximately $0.3 million or 15.8%. This increase was primarily attributable to higher consumable expenses in Egyptian operations.

Gross profit increased 26.5% from $1 million in the first quarter of 2005 to $1.2 million in the first quarter of 2006. The increase of approximately $0.2 million was due to increases in the gross profit of US Hydro as a result of the increase in revenues.

General and administrative expenses decreased by approximately $0.8 million to $0.7 million for the first three months of 2006 as compared to $1.5 million for the comparable 2005 period. General and administrative expenses for the first quarter of 2005 included the termination of an agreement with a former consultant, which resulted in an expense of $0.9 million, representing the present value of future payments to be made under the settlement agreement.

Interest expense was $68,000 for the first three months of 2006 compared to $0.2 million for the comparable 2005 period. The decrease was primarily due to the decrease in outstanding borrowings of the NEH operations.

The Fund recorded other income of $18,000 in the first three months of 2006 compared to other income of $0.6 million during the same period in 2005. In the first quarter of 2005, other income represents recovery of advances related to the Fund’s Dubai operations.

In the first quarter of 2006, the Fund recorded income tax expense of $0.2 million compared to $28,000 in the first quarter of 2005. The increase in income tax expense was primarily attributable to the increase in US Hydro net income for the quarter and to the recognition of temporary timing differences between the book and tax basis for the deprecation and amortization expense of the US Hydro projects.

The Fund recorded $0.1 million of minority interest in the earnings of subsidiaries in the first quarter of 2006 as compared with minority interest in the loss of subsidiaries of $30,000 in the first quarter of 2005. This increase in earnings was primarily due to higher revenues and lower general and administrative expense, partially offset by an increase in other expense of the NEH operations.

Total assets at March 31, 2006 were $32.4 million, a decrease of approximately $1.7 million from the December 31, 2005 balance of $34.1 million. The decrease in total assets was primarily due to a decrease of $0.7 million in property, plant and equipment and decreases of $0.4 million each in intangibles, due from affiliates and deferred income taxes, partially offset by an increase of $0.3 million in cash and cash equivalents. Total liabilities decreased by approximately $1.2 million from $16.3 million at December 31, 2005 to $15.1 million at March 31, 2006. The decrease in total liabilities was primarily due to decreases of $0.9 million in accounts payable, $0.2 million in long term debt and $0.4 million in deferred income taxes, partially offset by an increase of $0.2 million in due to affiliates.

Liquidity and Capital Resources

Three months ended March 31, 2006 compared to the three months ended March 31, 2005

At March 31, 2006, the Fund had cash and cash equivalents of $2.2 million, an increase of $0.3 million from December 31, 2005. The cash flows for the three months ended March 31, 2006 were $1.1 million provided by operating activities, $22,000 provided by investing activities and $0.8 million used in financing activities.

Cash provided by operating activities for the three months ended March 31, 2006 was $1.1 million compared to $0.8 million for the three months ended March 31, 2005. The increase in cash flow in the first quarter of 2006 compared to the first quarter of 2005 was primarily due to an increase in revenues and an increase in short-term payables to affiliates, partially offset by a decrease in accounts payable.

For the three months ended March 31, 2006, investing activities provided cash of $22,000 as compared to using cash of $0.5 million for the three months ended March 31, 2005. Cash provided by investing activities for the first quarter of 2006 included $51,000 from collection on notes receivable, $45,000 of proceeds from the sale of ZAP securities, partially offset by $74,000 in capital expenditures. In the first quarter of 2005, cash used in investing activities included $1 million of deposits made on purchase of equipment by the NEH operations, partially offset by $0.4 million in distributions from RUK and $0.3 million in proceeds from the sale of ZAP securities.

Cash used in financing activities for the first quarter of 2006 was $0.8 million compared to $0.6 million in the first quarter of 2005. The increase of $0.2 million in cash used in financing activities in the 2006 period was primarily due to distributions to minority shareholders.

Future Liquidity and Capital Resource Requirements

The Fund expects cash flows from operating activities, along with existing cash and cash equivalents, will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

The Fund does not have any off-balance sheet arrangements or contractual obligations or commitments as of March 31, 2006, except as discussed in the 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Fund’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Fund’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Fund as of March 31, 2006 which revealed that the following material weaknesses previously identified continue to exist:

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

The Fund's Chief Executive Officer and Chief Financial Officer have concluded that there were no other changes in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended March 31, 2006 that have materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

Since the review, the Fund has implemented the following changes in internal control over financial reporting:

•	Increased the number of degreed accountants. Additional staff expansion is underway.

•
Engaged a national accounting firm to evaluate procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006, which has implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations.

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

The Fund’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of the period covered by this report, because of the material weaknesses noted above, the Fund’s disclosure controls and procedures were not effective.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the 2005 Form 10-K.

ITEM 1A. RISK FACTORS

 For information regarding factors that could affect the Fund’s results of operations, financial condition and liquidity, see the risk factors discussed under “Risk Factors”  in Item 1A of the 2005 Form 10-K.  There have been no material changes from the risk factors previously disclosed in such Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits

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

_____________________
*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RIDGEWOOD POWER GROWTH FUND

Date: November 27, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: November 27, 2007	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)