Form 10-Q
period 2006-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2007-11-28
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

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

THE RIDGEWOOD POWER GROWTH FUND
FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$3,112	$1,906
Accounts receivable, net of allowance	1,441	1,367
Notes receivable - current portion	121	140
Due from affiliates	219	733
Deferred income taxes	-	429
Inventory	677	640
Prepaid expenses and other current assets	370	227
Total current assets	5,940	5,442
Notes receivable - noncurrent portion	1,439	1,500
Investments	73	192
Property, plant and equipment, net	19,625	20,812
Goodwill	227	227
Intangibles, net	5,188	5,897
Other assets	5	5

Total assets	$32,497	$34,075

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$513	$1,311
Accrued expenses	530	230
Long-term debt - current portion	1,015	1,190
Due to affiliates	1,469	881
Total current liabilities	3,527	3,612
Long-term debt - noncurrent portion	2,269	2,609
Other liabilities	1,737	1,735
Deferred income taxes, net	1,143	1,515
Minority interest	6,763	6,855
Total liabilities	15,439	16,326

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (658.1067 Investor Shares issued and
outstanding)	17,428	18,111
Managing Shareholder's accumulated deficit (1 management
share issued and outstanding)	(370)	(362)
Total shareholders’ equity	17,058	17,749

Total liabilities and shareholders’ equity	$32,497	$34,075

The accompanying notes are an integral part of these financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Revenues	$7,299	$6,429	$3,838	$3,514

Cost of revenues	4,275	4,057	2,047	2,117

Gross profit	3,024	2,372	1,791	1,397

Operating expenses:
General and administrative expenses	1,296	2,199	631	705
Management fee to the Managing Shareholder	823	823	412	412
Total operating expenses	2,119	3,022	1,043	1,117

Income (loss) from operations	905	(650)	748	280

Other income (expense):
Interest income	39	48	19	23
Interest expense	(152)	(464)	(84)	(263)
Equity in (loss) income from RUK	(89)	(69)	(28)	16
Gain (loss) on sale of ZAP securities	3	(140)	-	(102)
Other (expense) income, net	(7)	593	(25)	22
Total other expense, net	(206)	(32)	(118)	(304)

Income (loss) before income tax and minority interest	699	(682)	630	(24)

Income tax expense	392	62	234	34

Income (loss) before minority interest	307	(744)	396	(58)

Minority interest in the earnings of subsidiaries	(394)	(153)	(262)	(183)

Net (loss) income	(87)	(897)	134	(241)

Foreign currency translation adjustment	48	370	(23)	(148)
Unrealized gain (loss) on ZAP securities	14	(845)	-	(563)

Comprehensive (loss) income	$(25)	$(1,372)	$111	$(952)

Managing Shareholder - Net (loss) income	$(1)	$(9)	$1	$(2)
Shareholders - Net (loss) income	(86)	(888)	133	(239)
Net (loss) income per Investor Share	(131)	(1,349)	202	(363)
Distributions per Investor Share	(1,000)	(1,000)	(500)	(500)

The accompanying notes are an integral part of these financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net cash provided by operating activities	$3,006	$3,685

Cash flows from investing activities:
Capital expenditures	(271)	(1,662)
Proceeds from sale of equipment	32	52
Collections on notes receivable	81	60
Proceeds from sale of ZAP securities	45	424
Distribution from RUK	-	718
Net cash used in investing activities	(113)	(408)

Cash flows from financing activities:
Cash distributions to shareholders	(665)	(665)
Cash distributions to minority shareholder	(511)	(1,674)
Repayments under bank loans	(509)	(547)
Net cash used in financing activities	(1,685)	(2,886)

Effect of exchange rate on cash and cash equivalents	(2)	33

Net increase in cash and cash equivalents	1,206	424

Cash and cash equivalents, beginning of period	1,906	769

Cash and cash equivalents, end of period	$3,112	$1,193

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2006, and for the six and three-month periods ended June 30, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

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

3.   RECENT ACCOUNTING PRONOUNCEMENT

FIN 48
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Fund beginning January 1, 2007. The Fund does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

4.   INVESTMENTS

The Fund accounts for its investment in RUK under the equity method of accounting.

Summarized statements of operations data for RUK for the six and three months ended June 30, 2006 and 2005 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$19,202	$15,631	$10,947	$8,796

Gross profit	3,269	2,195	1,734	1,346

Income from operations	2,968	2,031	1,573	1,263

Net (loss) income	$(293)	$(226)	$(93)	$54

Fund share of (losses) income in RUK	$(89)	$(69)	$(28)	$16

5.      INVENTORY

At June 30, 2006 and December 31, 2005, inventories are as follows:

	June 30,	December 31,
	2006	2005
Consumables	$592	$497
Fuel	85	143
	$677	$640

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

6.       RELATED PARTY TRANSACTIONS

The Fund records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At June 30, 2006 and December 31, 2005, the Fund had outstanding payables and receivables as follows:

	June 30,	December 31,	June 30,	December 31,
	2006	2007	2006	2005
	Due from		Due to

Ridgewood Power Management LLC	$-	$-	$255	$335
RRP	-	-	1,040	186
Trust V	158	538	-	-
Egypt Fund	-	-	174	207
RUK	49	195	-	-
Other affiliates	12	-	-	153
Total	$219	$733	$1,469	$881

7.    INCOME TAX

Except for US Hydro, no provision is made for US income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.  As a result, changes in the Fund’s pre-tax income (loss) do not necessarily lead to changes in income tax expense, thereby resulting in volatility of the effective tax rate.  US Hydro operates in several tax jurisdictions and, as a result, the geographic mix of US Hydro’s pre-tax income or loss can also impact our overall effective tax rate.  The Fund has calculated its actual tax provision based upon year-to-date results.  Such an approach is allowed under FASB Interpretation No. 18 ("FIN 18"), as the Fund has determined that it cannot estimate an annual effective tax rate with reasonable accuracy.  The income tax expense on income before minority interest and income tax for the six months ended June 30, 2006 and 2005 was $392 and $62, respectively. Income tax expense before minority interest and income tax for the three months ended June 30, 2006 and 2005 was $234 and $34, respectively.

8.    FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Fund manages and evaluates its operations in two reportable business segments: power generation and water desalinization. These segments have been classified separately by the similarities in economic characteristics and customer base.  Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Business segment financial data for the six and three months ended June 30, 2006 and 2005 is as follows:

	Power		Power
	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$3,762	$3,608	$1,846	$1,901
Gross profit	2,383	2,098	1,224	1,150
Total assets	10,987	12,280	10,987	12,280

	Water		Water
	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$3,537	$2,821	$1,992	$1,613
Gross profit	641	274	567	247
Total assets	21,217	22,081	21,217	22,081

	Corporate		Corporate
	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Total assets	$293	$1,867	$293	$1,867

	Consolidated		Consolidated
	Six Months Ended June 30,		Three Months Ended June 30,
	2006	2005	2006	2005

Revenues	$7,299	$6,429	$3,838	$3,514
Gross profit	3,024	2,372	1,791	1,397
Total assets	32,497	36,228	32,497	36,228

9.      SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at June 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the six and three months ended June 30, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7 of the Fund’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2005, as filed with the SEC on August 17, 2007.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

Revenues increased by approximately $0.9 million, or 14.1%, to $7.3 million for the six months ended June 30, 2006 as compared to $6.4 million for the six months ended June 30, 2005. Revenues from NEH operations increased $0.7 million due to increased demand resulting from greater tourism in the Fund’s market area compared to the 2005 period. Revenues from US Hydro operations increased $0.2 million resulting from higher outputs due to higher levels of precipitation.

Cost of revenues for the six months ended June 30, 2006 was $4.3 million compared to $4.1 million for the same period in 2005, an increase of approximately $0.2 million or 4.9%. This increase in 2006 period was primarily attributable to higher consumable expenses in Egyptian operations.

Gross profit increased by approximately $0.6 million, or 25%, from $2.4 million for the first half of 2005 to $3 million for the first half of 2006. The increase in gross profit was primarily due to higher revenues from US Hydro and NEH operations, partially offset by increase in cost of revenues in 2006 period.

General and administrative expenses decreased by approximately $0.9 million, from $2.2 million for the six months ended June 30, 2005 to $1.3 million for the six months ended June 30, 2006. General and administrative expenses for the first six months of 2005 included the termination of an agreement with a former consultant, which resulted in an expense of $0.9 million, representing the present value of future payments to be made under the settlement agreement.

Interest expense for the first half of 2006 was $0.2 million compared to $0.5 million for the comparable 2005 period. The decrease of $0.3 million was primarily due to the decrease in outstanding borrowings of NEH.

In the first half of 2005, the Fund recorded a loss on the sale of ZAP securities of $0.1 million compared to a gain of $3,000 in the first half of 2006. In the first six months of 2005, the Fund sold 172,000 ZAP shares at a price lower than their carrying value.

The Fund recorded other expenses of $7,000 for the first six months of 2006 compared to income of $0.6 million for the first six months of 2005. For the first six months of 2005, other income included a gain of $0.6 million due to the recovery of advances related to the Fund’s Dubai operations.

In the first half of 2006, the Fund recorded income tax expense of $0.4 million compared to $62,000 in the first half of 2005. The increase in income tax expense was primarily attributable to the recognition of temporary timing differences between the book and tax basis for the deprecation and amortization expense of the US Hydro projects.

Minority interest in the earnings of subsidiaries increased from $0.2 million in the first half of 2005 to $0.4 million in the first half of 2006. The increase in the earnings of subsidiaries was attributable to the increase in net income of US Hydro and NEH.

Total assets at June 30, 2006 were $32.5 million, a decrease of approximately $1.6 million from the December 31, 2005 balance of $34.1 million. There were decreases of $0.4 million in deferred income taxes, $0.5 million in due from affiliates, as well as decreases of $1.2 million and $0.7 million in property, plant and equipment and intangibles, respectively, attributable to the periodic depreciation and amortization of recorded balances. These decreases were partially offset by an increase of $1.2 million in cash and cash equivalents as discussed below in "Liquidity and Capital Resources". Total liabilities decreased by approximately $0.9 million from $16.3 million at December 31, 2005 to $15.4 million at June 30, 2006, primarily due to decreases of $0.8 million and $0.5 million in accounts payable and long-term debt, respectively, partially offset by an increase of $0.6 million in due to affiliates.

Three months ended June 30, 2006 compared to the three months ended June 30, 2005

Total revenues increased by approximately $0.3 million, or 8.6%, to $3.8 million in the second quarter of 2006 as compared to $3.5 million for the second quarter of 2005. Revenues from NEH operations increased $0.4 million primarily due to the increase in water volume sales due to greater tourism in the Fund’s market area. This increase was partially offset by a decrease in revenues from US Hydro operations of $55,000 in the second quarter of 2006 compared to the 2005 period due to lower outputs experienced with decreased precipitation.

Gross profit increased by approximately $0.4 million to $1.8 million in the second quarter of 2006 as compared to $1.4 million in the 2005 period. The increase in gross profit was primarily due to higher revenues from NEH operations resulting in increased gross profit of $0.3 million.

Interest expense for the second quarter of 2006 was $84,000 compared to $0.3 million for the comparable 2005 period. The decrease of approximately $0.2 million was primarily due to the decrease in outstanding borrowings of the NEH operations.

In the second quarter of 2006, the Fund recorded income tax expense of $0.2 million compared to $34,000 in the 2005 period. The increase in income tax expense was primarily attributable to the recognition of temporary timing differences between the book and tax basis for the deprecation and amortization expense of the US Hydro projects.

Minority interest in the earnings of subsidiaries increased from $0.2 million in the second quarter of 2005 to $0.3 million in the 2006 period. The increase in the earnings of subsidiaries was attributable to the increase in net income of US Hydro and NEH operations.

Liquidity and Capital Resources

Six months ended June 30, 2006 compared to the six months ended June 30, 2005

At June 30, 2006, the Fund had cash and cash equivalents of $3.1 million, an increase of $1.2 million from December 31, 2005. The cash flows for the six months ended June 30, 2006 were $3 million provided by operating activities, $0.1 million used in investing activities, $1.7 million used in financing activities and a $2,000 negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the six months ended June 30, 2006 was $3 million as compared to $3.7 million for the six months ended June 30, 2005. The decrease in cash flow in the 2006 period compared to the 2005 period was primarily due to a decrease in accounts payable and increases in accounts receivable and prepaid expenses and other current assets, partially offset by an increase in revenues.

Investing activities used cash of $0.1 million for the first six months of 2006 as compared to $0.4 million during the first six months of 2005. The decrease in cash outflow was primarily due to a decrease of $1.4 million in capital expenditures from $1.7 million in the first half of 2005 to $0.3 million in the comparable 2006 period. The 2005 period also included $0.4 million of proceeds from the sale of ZAP securities and $0.7 million in distributions from RUK.

Cash used in financing activities for the first half of 2006 was $1.7 million compared to $2.9 million for the first half of 2005. The decrease of $1.2 million was due to a decrease in distributions to the minority shareholder in the 2006 period.

Future Liquidity and Capital Resource Requirements

The Fund expects cash flows from operating activities, along with existing cash and cash equivalents, will be sufficient to provide working capital and fund capital expenditures for the next 12 months

Off-Balance Sheet Arrangements

The Fund does not have any off-balance sheet arrangements or contractual obligations or commitments as of June 30, 2006, except as discussed in the 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Fund’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Fund’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Fund as of June 30, 2006 which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended June 30, 2006, the Fund engaged a national accounting firm to evaluate procedures and controls over financial reporting. The firm made a report to the Managing Shareholder in May 2006. Since issuance, the Fund implemented some of the firm’s recommendations, and is in the process of evaluating the remaining recommendations. Except as noted above, the Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there were no other changes in the Fund’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended June 30, 2006 that have materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Since the review, the Fund has implemented the following to address the above weaknesses:

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

The Fund’s Chief Executive Officer and Chief Financial Office have evaluated the effectiveness of the Fund’s disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act and concluded that, as of the end of the period covered by this report, because of the material weaknesses noted above, the Fund’s disclosure controls and procedures were not effective.

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