Form 10-Q
period 2006-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2007-11-28
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

THE RIDGEWOOD POWER GROWTH FUND

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$2,379	$1,906
Accounts receivable, net of allowance	1,163	1,367
Notes receivable - current portion	123	140
Due from affiliates	181	733
Deferred income taxes	-	429
Inventory	721	640
Prepaid expenses and other current assets	457	227
Total current assets	5,024	5,442
Notes receivable - noncurrent portion	1,407	1,500
Investments	213	192
Property, plant and equipment, net	19,242	20,812
Goodwill	227	227
Intangibles, net	4,881	5,897
Other assets	47	5

Total assets	$31,041	$34,075

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$540	$1,311
Accrued expenses	350	230
Long-term debt - current portion	865	1,190
Due to affiliates	2,099	881
Total current liabilities	3,854	3,612
Long-term debt - noncurrent portion	2,079	2,609
Other liabilities	1,738	1,735
Deferred income taxes, net	957	1,515
Minority interest	6,246	6,855
Total liabilities	14,874	16,326

Commitments and contingencies

Shareholders’ equity:
Shareholders’ equity (658.1067 Investor Shares issued and
outstanding)	16,546	18,111
Managing Shareholder's accumulated deficit (1 management
share issued and outstanding)	(379)	(362)
Total shareholders’ equity	16,167	17,749

Total liabilities and shareholders’ equity	$31,041	$34,075

The accompanying notes are an integral part of these financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited, in thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$10,381	$9,304	$3,082	$2,875

Cost of revenues	6,926	6,511	2,651	2,454

Gross profit	3,455	2,793	431	421

Operating expenses:
General and administrative expenses	2,058	2,791	762	592
Management fee to the Managing Shareholder	1,234	1,234	411	411
Total operating expenses	3,292	4,025	1,173	1,003

Income (loss) from operations	163	(1,232)	(742)	(582)

Other income (expense):
Interest income	60	70	21	22
Interest expense	(242)	(739)	(90)	(275)
Equity in income (loss) from RUK	51	(425)	140	(356)
Gain (loss) on sale of ZAP securities	3	(708)	-	(568)
Other (expense) income, net	5	588	12	(5)
Total other (expense) income, net	(123)	(1,214)	83	(1,182)

Income (loss) before income tax and minority interest	40	(2,446)	(659)	(1,764)

Income tax expense (benefit)	93	62	(299)	-

Loss before minority interest	(53)	(2,508)	(360)	(1,764)

Minority interest in the (earnings) loss of subsidiaries	(411)	(83)	(17)	70

Net loss	(464)	(2,591)	(377)	(1,694)

Foreign currency translation adjustment	31	508	(17)	138
Unrealized gain (loss) on ZAP securities	14	(272)	-	573

Comprehensive loss	$(419)	$(2,355)	$(394)	$(983)

Managing Shareholder - Net loss	$(5)	$(26)	$(4)	$(17)
Shareholders - Net loss	(459)	(2,565)	(373)	(1,677)
Net loss per Investor Share	(698)	(3,898)	(567)	(2,548)
Distributions per Investor Share	(1,750)	(1,500)	(750)	(500)

The accompanying notes are an integral part of these financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net cash provided by operating activities	$3,848	$4,775

Cash flows from investing activities:
Capital expenditures	(516)	(1,898)
Proceeds from sale of equipment	32	52
Collections from notes receivable	110	95
Proceeds from sale of ZAP securities	45	709
Distributions from RUK	-	1,051
Net cash (used in) provided by investing activities	(329)	9

Cash flows from financing activities:
Repayments under bank loans	(843)	(757)
Cash distributions to minority shareholder	(1,037)	(1,674)
Cash distributions to shareholders	(1,163)	(997)
Net cash used in financing activities	(3,043)	(3,428)

Effect of exchange rate on cash and cash equivalents	(3)	44

Net increase in cash and cash equivalents	473	1,400
Cash and cash equivalents, beginning of period	1,906	769

Cash and cash equivalents, end of period	$2,379	$2,169

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2006, and for the nine and three-month periods ended September 30, 2006 and 2005, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.

Certain items in previously issued financial statements have been reclassified for comparative purposes. This had no effect on net income or loss.

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") an interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Fund beginning January 1, 2007. The Fund does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

 SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Fund beginning January 1, 2008. The Fund is currently evaluating the impact of adopting SFAS 157.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Fund's consolidated financial statements.

4.   INVESTMENTS

The Fund accounts for its investment in RUK under the equity method of accounting.

Summarized statements of operations data for RUK for the nine and three months ended September 30, 2006 and 2005 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$31,314	$23,807	$12,112	$8,176

Gross profit	5,556	2,476	2,287	281

Income from operations	5,061	2,250	2,093	219

Net income (loss)	$169	$(1,398)	$462	$(1,172)

Fund share of income (losses) in RUK	$51	$(425)	$140	$(356)

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

5.      INVENTORY

At September 30, 2006 and December 31, 2005, inventories are as follows:

	September 30,	December 31,
	2006	2005
Consumables	$625	$497
Fuel	96	143
	$721	$640

6.    RELATED PARTY TRANSACTIONS

The Fund records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At September 30, 2006 and December 31, 2005, the Fund had outstanding payables and receivables as follows:

	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
	Due from		Due to

Ridgewood Power Management LLC	$-	$-	$326	$335
RRP	-	-	1,536	186
Trust V	169	538	-	-
Egypt Fund	-	-	156	207
RUK	-	195	81	-
Other affiliates	12	-	-	153
Total	$181	$733	$2,099	$881

7.    INCOME TAX

Except for US Hydro, no provision is made for US income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.  As a result, changes in the Fund’s pre-tax income (loss) do not necessarily lead to changes in income tax expense, thereby resulting in volatility of the effective tax rate.  US Hydro operates in several tax jurisdictions and, as a result, the geographic mix of US Hydro’s pre-tax income or loss can also impact our overall effective tax rate.  The Fund has calculated its actual tax provision based upon year-to-date results.  Such an approach is allowed under FASB Interpretation No. 18 ("FIN 18"), as the Fund has determined that it cannot estimate an annual effective tax rate with reasonable accuracy.  The income tax expense on income before minority interest and income tax for the nine months ended September 30, 2006 and 2005 was $93 and $62, respectively. Income tax benefit before minority interest and income tax for the three months ended September 30, 2006 was $299.

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

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Business segment financial data for the nine and three months ended September 30, 2006 and 2005 is as follows:

	Power		Power
	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$4,388	$4,320	$626	$712
Gross profit (loss)	2,304	2,045	(79)	(53)
Total assets	8,614	12,020	8,614	12,020

	Water		Water
	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$5,993	$4,984	$2,456	$2,163
Gross profit	1,151	748	510	474
Total assets	21,047	22,422	21,047	22,422

	Corporate		Corporate
	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Total assets	$1,380	$1,282	1,380	1,282

	Consolidated		Consolidated
	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005

Revenues	$10,381	$9,304	$3,082	$2,875
Gross profit	3,455	2,793	431	421
Total assets	31,041	35,724	31,041	35,724

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition at September 30, 2006 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document. Results of operations for the nine and three months ended September 30, 2006 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying financial statements, notes and other supplemental information included elsewhere in this report and Part II, Item 7 of the Fund’s Form 10-K (Management’s Discussion and Analysis of Financial Condition and Results of Operations) for the year ended December 31, 2005, as filed with the SEC on August 17, 2007.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

Total revenues increased $1.1 million, or 11.8%, from $9.3 million for the nine months ended September 30, 2005 to $10.4 million for the nine months ended September 30, 2006. The increase in revenues was primarily due to an increase of $1 million in revenues from water volume sales from NEH operations due to greater tourism in the NEH market area.

Cost of revenues for the nine months ended September 30, 2006 was $6.9 million compared to $6.5 million for the same period in 2005, an increase of approximately $0.4 million, or 6.2%. This increase was primarily due to an increase in cost of revenues from NEH operations of $0.6 million, partially offset by a decrease of $0.2 million from US Hydro operations primarily due to a decrease in amortization expense for the 2006 period. The increase in cost of revenues from NEH operations for the 2006 period was primarily due to an increase in repairs and maintenance expense resulting from the increase in water volumes processed. The decrease in cost of revenues from US Hydro operations in 2006 period was primarily due to decrease in amortization expense.

Gross profit increased by approximately $0.7 million from $2.8 million for the first nine months of 2005 to $3.5 million for the same period in 2006. This increase was primarily due to an increase in gross profit of NEH operations of $0.4 million and US Hydro operations of $0.3 million due to the increase in revenues, partially offset by increase in cost of revenues of NEH operations in 2006 period.

General and administrative expenses decreased by approximately $0.7 million from $2.8 million for the nine months ended September 30, 2005 to $2.1 million for the comparable 2006 period. General and administrative expenses for the first nine months of 2005 included the termination of an agreement with a former consultant, which resulted in an expense of $0.9 million, representing the present value of future payments to be made under the settlement agreement. Partially offsetting this decrease for the nine months ended September 30, 2006 was an increase in professional fees.

Interest expense for the nine months ended September 30, 2006 was $0.2 million compared to $0.7 million for the same period in 2005. The decrease of $0.5 million was primarily due to a decrease in outstanding borrowings of NEH.

The Trust recorded equity income from RUK of $51,000 for the nine months ended September 30, 2006 compared to an equity loss of $0.4 million for the nine months ended September 30, 2005. The increase in equity income for the third quarter of 2006 was primarily due to an increase in revenues resulting from increased output, partially offset by an increase in cost of revenues associated with the higher production levels and an increase in interest expense at RUK due to higher outstanding borrowings associated with the RUK expansion construction program.

The Fund recorded a loss on the sale of ZAP securities of $0.7 million for the first nine months of 2005 compared to a gain of $3,000 during the same period in 2006. For the first nine months of 2005, the Fund sold 432,000 ZAP shares at a market price lower than their carrying value.

The Trust recorded other income of $5,000 for the first nine months of 2006 compared to other income of $0.6 million for the first nine months of 2005. For the first nine months of 2005, other income included $0.6 million of recovery of advances related to the Fund’s Dubai operations.

For the first nine months of 2006, the Fund recorded income tax expense of $93,000 compared to $62,000 for the same period in 2005. This change related to income taxes was primarily attributable to the decreases in the temporary timing differences between the book and tax basis for the depreciation and amortization expense of US Hydro operations.

Minority interest in the earnings of subsidiaries was $0.4 million for the first nine months of 2006 compared to $83,000 for the first nine months of 2005. The increase was attributable to the increase in net income of NEH operations.

Total assets at September 30, 2006 were $31 million, a decrease of approximately $3.1 million from the December 31, 2005 balance of $34.1 million. This decrease was primarily due to decreases of $1.6 million and $1 million in property, plant and equipment and intangibles, respectively, attributable to the periodic depreciation and amortization of recorded balances. The decrease was also due to decreases of $0.6 million in due from affiliates, $0.4 million in deferred taxes and $0.2 million in accounts receivable, partially offset by increases of $0.2 million in prepaid expenses and other current assets and $0.5 million in cash and cash equivalents as discussed below in “Liquidity and Capital Resources”. Total liabilities decreased approximately $1.4 million from $16.3 million at December 31, 2005 to $14.9 million at September 30, 2006. Decreases of $0.9 million in long-term debt, $0.8 million in accounts payable, $0.6 million in minority interest and $0.6 million in deferred taxes were partially offset by an increase of $1.2 million in due to affiliates.

Three months ended September 30, 2006 compared to the three months ended September 30, 2005

Total revenues increased by approximately $0.2 million, or 6.9%, to $3.1 million for the third quarter of 2006, compared to $2.9 million for the third quarter of 2005. This increase in revenues was primarily due to increased revenues from NEH operations of $0.3 million, resulting from increased water volume sales due to greater tourism in the NEH market area. This increase was partially offset by a decrease in revenues from US Hydro of $86,000 due to the lower outputs resulting from lower precipitation.

Cost of revenues for the third quarter of 2006 was $2.7 million, an increase of $0.2 million, or 8%, compared to $2.5 million for the third quarter of 2005. This increase was primarily due to an increase of $0.3 million in the cost of revenues from NEH operations for the third quarter of 2006, partially offset by a decrease of $60,000 in cost of revenues from US Hydro operations. The increase in NEH operations cost of revenues was primarily due to the increase in consumables and repairs and maintenance expenses resulting from the increase in revenues. The decrease in cost of revenues for US Hydro operations was attributable to a decrease in amortization expense partially offset by in increase in repairs and maintenance expense during the 2006 period.

General and administrative expenses increased by approximately $0.2 million, from $0.6 million in the third quarter of 2005 to $0.8 million in the comparable 2006 period, primarily attributable to an increase in professional fees.

Interest expense for the three months ended September 30, 2006 was $90,000 compared to $0.3 million during the same period in 2005. The decrease of approximately $0.2 million was primarily due to a decrease in outstanding borrowings of the NEH operations.

In the third quarter of 2006, the Fund recorded equity in income from RUK of $0.1 million compared to an equity loss of $0.4 million during the same period in 2005. The equity in income for the 2006 period was primarily attributable to increased revenues from higher output, partially offset by higher associated cost of revenues.

The Fund recorded a loss on the sale of ZAP securities of $0.6 million in the third quarter of 2005.  In third quarter of 2005, the Fund sold 260,000 ZAP shares.

For the third quarter of 2006, the Fund recorded an income tax benefit of $0.3 million, primarily attributable to decreases in the temporary timing differences between the book and tax basis for the depreciation and amortization expense of US Hydro operations.

Liquidity and Capital Resources

Nine months ended September 30, 2006 compared to the nine months ended September 30, 2005

At September 30, 2006, the Fund had cash and cash equivalents of $2.4 million, an increase of approximately $0.5 million from December 31, 2005. The cash flows for the first nine months of 2006 were $3.8 million provided by operating activities, $0.3 million used in investing activities, $3 million used in financing activities and a $3,000 negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the nine months ended September 30, 2006 was $3.8 million as compared to $4.8 million for the nine months ended September 30, 2005. The decrease in cash flow from operating activities in the 2006 period compared to the 2005 period was primarily due to a decrease in accounts payable and an increase in prepaid and other current assets, partially offset by an increase in revenues.

Cash used in investing activities was $0.3 million during the first nine months of 2006 as compared to cash provided of $9,000 during the 2005 period. For the first nine months of 2006, the Fund used cash of $0.5 million for capital expenditures and received cash from notes receivable of $0.1 million. For the first nine months of 2005, the Fund used cash of $1.9 million for capital expenditures and received cash of $1.1 million in distributions from RUK and $0.7 million of proceeds from the sale of ZAP securities.

Cash used in financing activities for the first nine months of 2006 was $3 million compared to $3.4 million for the first nine months of 2005. The decrease in cash used in financing activities in the 2006 period was due to a decrease in cash distributions to the minority shareholder of $0.6 million, partially offset by an increase in cash distributions to shareholders of $0.2 million.

Future Liquidity and Capital Resource Requirements

The Fund expects cash flows from operating activities, along with existing cash and cash equivalents, will be sufficient to provide working capital and fund capital expenditures for the next 12 months

Off-Balance Sheet Arrangements

The Fund does not have any off-balance sheet arrangements or contractual obligations or commitments as of September 30, 2006, except as discussed in the 2005 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), the Fund’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Fund’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Fund as of September 30, 2006 which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended September 30, 2006, the Fund engaged a national accounting firm to supply accounting personnel to assist while personnel hiring is underway. The work performed by the firm is under the direct supervision of the Fund’s Chief Financial Officer and Controller. Except as noted above, the Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there were no other changes noted in the Fund’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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