Form 10-K
period 2006-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2007-12-14
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2006

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

There is no market for the Investor Shares. The number of Investor Shares outstanding at October 31, 2007 was 658.1067.

  FORM 10-K

Forward-Looking Statements

Certain statements discussed in Part I, Item 1. “Business”, Part I, Item 3. “Legal Proceedings”, Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the outcome of litigation, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Fund undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

The Fund is a Delaware trust formed on February 18, 1997 to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Fund.

The Fund has focused primarily on small-scale electricity generation projects using renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allow the Fund to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2006, the projects in which the Fund then had investments were located in the United States, the United Kingdom and Egypt. As of that date, the Fund had investments in hydro-electric generating projects in the US with total capacity of 15 megawatts (“MW”), in landfill gas-fired electric generating projects in the UK with total capacity of 59.1MW and in projects in Egypt with the capacity to produce approximately 24,500 cubic meters (approximately 6.5 million gallons) of potable water per day and electricity generating capacity of 29.7MW. In February 2007, the Fund sold its operations located in the United Kingdom.

The Fund initiated its private placement offering on February 9, 1998 selling whole and fractional investor shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in April 2000 and raised approximately $65.8 million. After payment of offering fees, commissions and investment fees, the Fund had $54.6 million for investments and operating expenses. As of October 31, 2007, the Fund had 658.1067 Investor Shares outstanding, held by 1,343 shareholders.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Fund’s operations. At the inception of the Fund, Ridgewood Power VI LLC (“Power VI”) was an additional managing shareholder but, effective January 1, 2001, Power VI assigned and delegated all of its rights and responsibilities to the Managing Shareholder and since that time has been an entity with only nominal activity. With respect to project investments, RRP locates potential projects, conducts appropriate due diligence and negotiates and completes the transactions in which the investments are made by the Fund.

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

Business Strategy

The Fund’s primary investment objective is to generate cash flow for distribution to shareholders and capital appreciation from one or more of the acquisition, development, ownership and operation of interests in electricity generation and other infrastructure projects and companies. The Fund generally seeks to invest in projects and companies that provide products or services through a number of small facilities and that offer opportunities for expansion either through increasing production at existing sites or through the establishment of additional sites. These projects often involve development, construction and operating risk but, once established, may be able to effectively “lock-in” the customer (or customers) served by the project, which would prevent competitors from dislodging the Fund’s project. The Fund focuses on markets in which projects can be developed and built quickly and can be standardized as to their design, equipment and construction. By following this strategy, the Fund seeks to take advantage of attractive market opportunities while streamlining the development process and diversifying across a number of projects in order to contain the exposure of the Fund to the risks inherent in such projects. As of December 31, 2006, all of the Fund’s projects are owned through investment vehicles that the Fund co-owns with certain affiliated investment funds or are managed by the Managing Shareholder.

Projects and Properties

The following table is a summary of the Fund’s investment portfolio as of December 31, 2006 detailing the nature of the business, the portion of the investment owned by the Fund and the number of projects in each investment.

Company	No. of Sites	Fund Interest	Leased/ Owned[1]	Purpose	Structure[5]

Ridgewood Egypt[2]	17 locations	68.1%	Leased	1 – Power only 8 – Water only 8 – Water & Power	Block/slab

US Hydro[3]	7 locations	70.8%	Leased and Owned	Hydroelectric Generation	Integral to river dams

Ridgewood UK4	23 locations	30.4%	Leased	Electricity Generation	Containerized

[1]	Refers to the locations on which the Fund’s projects are located and not the projects themselves.

[2]	Co-owned with Ridgewood Electric Power Trust V (“Trust V”) (14.1%) and the Ridgewood Egypt Fund (“Egypt Fund”) (17.8%). All Egyptian sites are located on or near the Red Sea.

[3]	Co-owned with Trust V. Six US Hydro sites are located on the Eastern Seaboard of the United States and one in California.

[4]
These projects, which were co-owned with Trust V, were sold on February 22, 2007 to an entity not affiliated with the Fund or the Managing Shareholder, as disclosed on a Form 8-K filed by the Fund with the SEC on February 28, 2007.

[5]	Describes the type of structure in which the projects of the Fund are housed.

Ridgewood Egypt

In 1999, the Fund and Trust V jointly formed and funded Ridgewood Near East Holdings LLC (“NEH”) to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt. In 2000, the Fund made additional investments and acquired majority ownership of NEH, which wholly owns Ridgewood Egypt For Infrastructure, LLC (Egypt) (“REFI”). In 2001, Egypt Fund, an affiliate of Trust V and the Fund, made contributions to NEH in exchange for a minority interest.

On December 30, 2001, NEH, through REFI, purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”), which owns a 6,300 cubic meter (1.7 million gallon) per day water desalinization plant, for 5 million Egyptian pounds (approximately $1.1 million in 2001). In February of 2002, the Fund made an additional investment of 4.4 million Egyptian pounds (approximately $939,000 in 2002) to increase its ownership to 53% and gain control of Sinai. As of December 31, 2006, REFI was granted an additional interest of about 13.4% in Sinai in return for having provided Sinai with certain machinery and equipment.

The facilities of REFI source feedwater from shallow wells or directly from the Red Sea and use reverse osmosis filtration to produce potable water for sale. Certain of the facilities of REFI are located on or adjacent to their hotel customers while others are stand-alone facilities that deliver product water by pipeline. The facilities of REFI are modular and mobile and can be relocated to accommodate shifts in demand. As of December 31, 2006, REFI owns one project that supplies only electricity, eight that provide only potable water and eight that provide both water and electricity generation. The projects generally sell their output under contracts and other arrangements at prevailing market rates. REFI has the capacity to make approximately 6.5 million gallons per day of potable water and 29.7MW of electricity. As a matter of operational management, REFI has a practice of continual evaluation of its projects and relocates capacity between locations in order to meet changes in demand from its customers. The electricity generating capacity of REFI is used primarily by its own water treatment plants thereby displacing electricity the water plants would otherwise have to purchase from third parties. This arrangement helps the Fund control costs and increase reliability. The business of REFI is managed and operated by employees of REFI with its main office located in Cairo, Egypt.

The Ridgewood Egypt operations have two debt facilities. A portion of the assets of Sinai are security for a Sinai bank term loan facility and certain REFI equipment secures a loan facility under which REFI is the borrower.

In October 2007, the Managing Shareholder announced that it intends to market the assets of NEH for sale.

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

The aggregate acquisition price of US Hydro, including both the 2000 debt acquisition and the 2002 purchase of shares, was approximately $20.3 million. As a result of these transactions, the Fund and Trust V acquired seven hydroelectric generating facilities with an aggregate of 15MW of generating capacity and notes receivable to be repaid from the output of an additional project with 4MW of generating capacity. The Fund has since reached a settlement eliminating the notes receivable making the hydro project portfolio 15MW as of December 31, 2005. The Fund and Trust V also assumed approximately $7.5 million of other bank debt in connection with these transactions.

As of December 31, 2006, the output of five projects is sold to utility purchasers under long-term contacts at prices set out in those contracts while output for two of the projects is sold at open market prices. Three of the projects are located in Virginia, two are located in New York, one project is located in California and one project is located in Rhode Island. The projects are managed by RPM under an operations and maintenance agreement that provides for the Fund to pay the actual cost of project operations and maintenance along with an allocation of actual overhead to provide for administrative services.

Five of the east coast facilities are security for a term loan facility and the California facility is security for a lease obligation.

Ridgewood UK

On May 26, 1999, Ridgewood UK, LLC (“RUK”) was formed as a New Jersey limited liability company and was re-domiciled to Delaware on December 24, 2002. As of December 31, 2006, the business of RUK was the extraction of methane-containing gas from landfill sites in England, Scotland and Wales, the use of that gas as fuel for generating electricity and the sale of that electricity.

On June 30, 1999, Trust V contributed $16.7 million to RUK. RUK’s wholly owned subsidiary, Ridgewood UK Ltd. (“UK Ltd.”), a limited company registered in England and Wales, then borrowed funds from the Bank of Scotland and with a portion of these combined proceeds, purchased from CLP Envirogas, Ltd. (formerly Combined Landfill Projects, Ltd.) six landfill gas power plants with a combined electricity generation capacity of 15.1MW located in the United Kingdom. At the time of the purchase, UK Ltd. and CLP Envirogas, Ltd. also agreed to the terms on which UK Ltd. would purchase additional projects then under development by CLP Envirogas, Ltd. should such projects be successfully developed.

In 2001, the Fund contributed $5.8 million to RUK in return for an equity share of 30.4% of RUK. Using this contribution and portions of additional proceeds from Bank of Scotland borrowings, UK Ltd. purchased an additional four projects with combined generating capacity of 4.6MW. On October 16, 2001, UK Ltd., through the issuance of approximately 24% of its shares and the payment of $2 million cash, acquired certain of the assets and liabilities of CLP Services, Ltd., CLP Development, Ltd and CLP Envirogas, Ltd. (collectively the “Management and Development Companies”) and the equity and debt of certain landfill gas projects (the “UK Merger”). As a result of the UK Merger, UK Ltd. acquired the ability to develop and operate landfill gas-fueled electricity generating facilities in the UK as well as the development rights to a number of such projects. The seller in the UK Merger was Arbutus Energy Ltd. (Jersey) (“Arbutus”) which became the minority interest holder of UK Ltd. following the UK Merger. UK Ltd. was renamed CLPE Holdings Ltd. (“CLP”) in 2001.

RUK continued to develop and expand its projects, which resulted in installed capacity of 59.1MW, 48.7MW and 28MW as of December 31, 2006, 2005 and 2004, respectively. CLP owned 23 landfill methane gas-fired electric generating projects in the United Kingdom as of December 31, 2006. Projects representing approximately 26.5MW sell electricity under long-term contracts to the Non-Fossil Purchasing Agency (“NFPA”), a not-for-profit organization that purchases electricity generated by certain renewable power projects on behalf of large English electric utilities. Projects representing approximately 32.6MW qualify for the UK government’s Renewable Obligation incentive program (described in more detail below) and sell their output under short-term contracts.

As part of the UK Merger, RUK also acquired a 50% ownership in each of CLP Organogas SL, which owns a 2MW plant located in Seville, Spain and CLP Envirogas, SL, a management and development services company also located in Seville, Spain (collectively, the “Spanish Business”). Effective January 1, 2003, RUK transferred its interest in the Spanish Business to Arbutus in return for a portion of the minority interest in CLP then held by Arbutus. As a result of the transaction, RUK increased its ownership in CLP from 76% to 88%.

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

On February 22, 2007, RUK completed the sale (the “Sale”) of all of the issued and outstanding shares of CLP. Under the Sale Agreement, Buyer acquired (i) 100% of the issued and outstanding shares of CLP (the “CLP Shares”) from RUK and Arbutus, and (ii) substantially all of the assets (the “Assets”) of the PowerBank Funds. The Assets and the CLP Shares constitute all the landfill gas business located in the United Kingdom of the Fund, Trust V and the PowerBank Funds. In accordance with the Sale Agreement, at closing, the Buyer paid an aggregate purchase price for the CLP Shares and the Assets of £117.8 million ($229.5 million), subject to a working capital adjustment that resulted in an increase to the purchase price of approximately £4.2 million ($8.2 million). After adjustment, the purchase price for the CLP Shares was approximately £25.1 million ($48.9 million), of which approximately £15.4 million ($30.0 million) was attributable to Trust V and approximately £6.7 million ($13.1 million) was attributable to the Fund, with Arbutus receiving the remaining balance. Taking into account payments made to RUK pursuant to certain sharing arrangements with the PowerBank Funds, the total gross sales proceeds to the Fund were approximately £8.4 million ($16.4 million).

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

During the period between September 2003 and January 2006, after the lifting of the transfer restrictions on the Reorganized ZAP Shares, the Fund exercised a portion of the warrants and then liquidated its position in Reorganized ZAP Shares through a combination of share sales and distributions of Reorganized ZAP Shares to shareholders of the Fund.

Significant Customers

During 2006, the Fund’s largest customer, PacifiCorp, accounted for 22.1% of total revenues.  During 2005 and 2004, the Fund’s two largest customers, PacifiCorp and Dominion, accounted for 31.7% and 36.9%, respectively, of total revenues.

Business Segments

The Fund manages and evaluates its operations in two reportable business segments: power generation and water desalinization. These segments have been classified separately by the similarities in economic characteristics and customer base. Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amounts invested in projects managed by the Managing Shareholder. Included in the water desalinization segment is the Egyptian power generation because it is primarily a by-product of the water processing and is under common management control.

For financial information regarding the Fund’s business segments, see Note 15 to the Fund’s consolidated financial statements which appear elsewhere in this Annual Report on Form 10-K.

Project Feedstock/Raw Materials

The projects of the Fund each convert a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Fund.

The Egyptian water projects rely on two feedstocks for their output. The first is feedwater which can come either from shallow wells along the Red Sea coast or from the Red Sea itself and, in all cases, from a source nearby the plant that is to process the feedwater. In the case of well water, the feedwater is typically brackish, meaning that it has a briny character but does not have as much in the way of impurities (primarily salts) as seawater. The feedwater is processed through reverse osmosis filtration so that a portion becomes fresh or “product” water, which is sold, and the remainder becomes reject water which must be disposed of either by returning it to the Red Sea or by injecting it into wells designed for the purpose. As a general matter, the more the feedwater is like fresh water, the lower the processing cost and the greater the portion that becomes product water. Though the quality varies depending on location, well water is generally preferred to seawater. Seawater must undergo pre-treatment before being processed using reverse osmosis. In order to obtain good quality feedwater wells and suitable reject water wells, the Fund must negotiate with parties owning water rights. A variety of payment arrangements exist as a result of these negotiations.

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

Competition in the UK landfill gas electricity generation industry is based on obtaining site rights by obtaining gas agreements. Once established on a site, there is little a competitor can do to affect the business of a project. The US Hydro projects generally sell their production pursuant to long-term power purchaser agreements with electric utilities or at prevailing market prices, and, as such, do not generally face competition in the sale of the electricity they generate.

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

Insurance

The Fund has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Fund. These policies include property and casualty, business interruption, workman’s compensation, political risk and key executive life insurance, which the Fund believes to be appropriate. Certain of the insurance carried by the Fund is required by the lenders of certain investee companies.

Employees

The Fund does not have employees. The activities of the Fund are performed either by employees of the Managing Shareholder, its affiliates or those of the specific investments of the Fund.

Offices

The principal office of the Fund is located at 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 947 Linwood Avenue, Ridgewood, New Jersey, 07450 and its phone number is 201-447-9000.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the following factors when evaluating the Fund:

RISKS INHERENT IN THE BUSINESSES OF THE FUND

The Fund has material weaknesses in its disclosure controls and procedures.

Material weaknesses in disclosure controls and procedures have been identified by management of the Fund. These weaknesses primarily relate to the Fund’s inability to complete its reporting obligations on a timely basis as a result of deficient disclosure controls and procedures. See Item 9A. “Controls and Procedures” in this report. The inability of the Fund to timely report its results could impact the ability of an investor to adequately understand its investment, restrict the Fund’s ability to conduct its activities and subject the Fund to fines and penalties. Upon further review, the Fund may also determine that it has material weaknesses in its internal control over financial reporting.

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

The Fund may become involved in litigation.

The Fund faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although, it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, we believe the chances that any claims or lawsuits arising and resulting, individually or in the aggregate, in a material impact on the Fund to be remote. See Item 3. "Legal Proceedings" for a description of litigation in which the Fund is one of the defendants. However, the Fund could in the future incur judgments or enter into settlements of lawsuits and claims that could have a material adverse effect on the results of the Fund. In addition, while the Fund maintains insurance coverage with respect to certain claims, the Fund may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

The Declaration of Trust provides that the Fund’s officers and agents, the Managing Shareholder, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting on behalf of the Managing Shareholder or its affiliates on the Fund’s behalf, will be indemnified and held harmless by the Fund from any and all claims rising out of the Fund’s management, except for claims arising out of bad faith, gross negligence or willful misconduct or a breach of the Declaration of Trust. Therefore, the Fund may have difficulty sustaining an action against the Managing Shareholder, or its affiliates and their officers based on breach of fiduciary responsibility or other obligations to the shareholders.

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

TAX RISKS ASSOCIATED WITH AN INVESTMENT IN SHARES

The Fund is organized as a Delaware trust and the Managing Shareholder has qualified the Fund as a partnership for federal tax purposes. The principal tax risks to shareholders are that:

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

The tax treatment of the Fund cannot be guaranteed for the life of the Fund. Changes in laws or regulations may adversely affect any such tax treatment.

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

Not applicable.

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

On January 27, 2006, the Plaintiff, on its own initiative, filed an Amended Complaint and Jury Demand in Massachusetts Superior Court, adding a non-diverse broker-dealer to the action. On February 22, 2006, the case was removed by the defendants to United States District Court for the District of Massachusetts on the basis of diversity jurisdiction, but the defendants alleged that the only non-diverse party had been fraudulently joined by the Plaintiff. On February 27, 2006, a motion to dismiss was filed by the defendants in the District Court. On April 12, 2006, the District Court affirmed its jurisdiction over the case, and dismissed the non-diverse party. On January 10, 2007, the District Court dismissed Plaintiff’s unjust enrichment case, but denied the motion of the defendants to dismiss as to the remaining claims. Presently, attorneys for the parties are involved in discovery, with a magistrate judge having decided motions to compel brought by the parties during the summer of 2007. A new scheduling  order is in the process of being developed by the parties for approval by the District Court. As of the filing of this report no trial date has been set by the court.

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

On August 16, 2006, the Fund and several affiliated entities, including the Managing Shareholder, filed a lawsuit against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund and the other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and the other plaintiffs, alleging breach of contract due to unpaid invoices in the total amount of approximately $1,188,000. Discovery is ongoing and no trial date has been set.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Fund’s Investor Shares.

Holders

As of October 31, 2007 and December 31, 2006, there were 1,343 and 1,338 holders of Investor Shares, respectively.

Dividends

Fund distributions for the two years ended December 31, 2006 were as follows (in thousands, except per share data):

	2006	2005
Distributions to Investors	$1,645	$1,316
Distributions per Investor Share	2,500	2,000
Distributions to Managing Shareholder	17	13

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the Fund’s consolidated financial statements and related notes and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

The consolidated statement of operations data for the years ended December 31, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006 and 2005, are derived from audited financial statements included in this Form 10-K. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from audited consolidated financial statements not included in this Form 10-K. The consolidated statement of operations and the consolidated balance sheet data for the year ended December 31, 2002 are derived from audited consolidated financial statements that have not been restated, and as a result, may not be comparable to subsequent periods.

	December 31,
(in thousands, except per share data)	2006	2005	2004	2003	2002
Consolidated Statement of Operations Data (1):
Revenues	$13,518	$12,281	$10,585	$10,245	$5,830
Net loss	(1,003)	(3,959)	(746)	(11,026)	(3331)
Net loss per Investor Share	(1,509)	(5,955)	(1,123)	(16,587)	(5,011)
Consolidated Balance Sheet Data:
Property, plant and equipment, net	19,189	20,812	20,171	22,121	32,992
Total assets	30,913	34,075	38,889	47,108	67,117
Long-term debt (less current portion)	1,774	2,609	1,502	2,476	8,002
Minority interest	6,371	6,855	8,204	8,327	14,387
Shareholders' equity	17,726	17,749	19,274	22,016	36,316

(1)	Increase in revenue in 2003 is due to the acquisition of US Hydro in November 2002.

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

Overview

The Fund is a Delaware trust formed on February 18, 1997 to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad. RRP a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Fund. The business of the Fund is to engage in the acquisition, development and operation of infrastructure projects including electricity generation and water treatment projects in the US and abroad.

The Fund has focused primarily on small-scale electricity generation projects using renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allow the Fund to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies.

As of December 31, 2006, the projects in which the Fund has investments were located in the United States, the United Kingdom and Egypt. As of that date, the Fund had investments in electricity generating projects in the US with total capacity of 15 megawatts (“MW”), in electricity generating projects in the UK with total capacity of 59.1MW and in projects in Egypt with the capacity to produce approximately 24,500 cubic meters (approximately 6.5 million gallons) of potable water per day and electricity generating capacity of 29.7MW.

The Fund’s accompanying consolidated financial statements include the financial statements of US Hydro and NEH. The Fund’s consolidated financial statements also include the Fund’s 30.4% interest in RUK which is accounted for under the equity method of accounting as the Fund has the ability to exercise significant influence but does not control the operating and financial policies of RUK.

The Fund owns a 70.8% interest in US Hydro and the remaining 29.2% minority interest is owned by Trust V. In addition, the Fund owns 68.1% interest in NEH and the remaining minority interests are owned by Trust V (14.1%) and Egypt Fund (17.8%). The interests of Trust V and Egypt Fund are presented as minority interest in the consolidated financial statements of the Fund.

The Fund generates its revenues from the generation of electricity and the production of fresh water. For the years ended December 31, 2006 and 2005, 60% and 55% of its consolidated revenues, respectively, were derived from water production and the balance from electricity generation. Subject to a potential sale of the Fund's water business, management of the Fund expects the proportion of revenue generated from water production to continue to increase.

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

Accounts Receivable

Accounts receivable are recorded at invoice price in the period the related revenues are earned, and do not bear interest. The Fund maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Fund’s assessment of aged accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. Account balances are charged off against the allowance when the Fund believes it is probable that the receivable will not be recovered.

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

Impairment of Goodwill, Intangibles and Long-Lived Assets

The Fund evaluates intangible assets and long-lived assets, such as property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

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

Results of Operations

Year ended December 31, 2006 compared to the year ended December 31, 2005

Revenues increased by approximately $1.2 million, or 10.1%, from $12.3 million in 2005 to $13.5 million in 2006. The increase was primarily due to an increase in revenues from NEH operations of $1.4 million attributable to an increase in water volume sales due to greater tourism in the NEH market area.

Cost of revenues for 2006 was $9 million compared to $8.7 million for 2005, an increase of approximately $0.3 million, or 3.2%. The cost of revenues for NEH increased by approximately $0.7 million to $6.3 million in 2006 primarily due to an increase in fuel and direct material costs resulting from the increase in water volumes processed. The cost of revenues for US Hydro was $2.7 million for 2006 compared to $3.1 million in 2005, a decrease of approximately $0.4 million primarily due to a decrease of amortization expense in 2006 resulting from the impairment of intangibles in the fourth quarter of 2005 and a decrease of repairs expense in 2006.

Gross profit increased by approximately $0.9 million, or 26.9%, to $4.5 million in 2006 from $3.6 million in 2005. The gross profit of NEH operations increased by approximately $0.7 million from $1.1 million in 2005 to $1.8 million in 2006, primarily due to the increase in revenues partially offset by higher fuel and direct material costs. US Hydro gross profit increased by approximately $0.2 million from $2.4 million in 2005 to $2.6 million in 2006, primarily due to a decrease in cost of revenues partially offset by a decrease in revenues.

General and administrative expenses decreased by approximately $0.4 million from $3.5 million in 2005 to $3.1 million in 2006. The decrease relating to NEH operations was primarily attributable to a decrease in bad debt expense due to improved recoverability of accounts receivable.

The management fee due to the Managing Shareholder of $1.6 million for 2006 was comparable to the 2005 management fee. The management fee was paid to the Managing Shareholder for certain management, administrative and advisory services, office space and other facilities provided to the Fund. In 2006 and 2005, the Managing Shareholder waived its right to receive the managment fee and any accrued interest.

Interest expense decreased by approximately $0.7 million from $1 million in 2005 to $0.3 million in 2006, primarily attributable to a decrease in outstanding borrowings of NEH operations and a decrease in interest expense on unpaid management fees payable to the Managing Shareholder.

In 2006, the Fund recorded an equity loss of $65,000 from its investment in RUK compared to a loss of $0.8 million in 2005. The decrease in equity loss of approximately $0.7 million was primarily the result of the increase in RUK revenues from higher production in 2006 compared to 2005.

The Fund recorded a gain on sale of ZAP securities of $3,000 in 2006 compared to a loss of $1 million in 2005. In 2005, the Fund sold 537,000 ZAP shares acquired through the exercise of the Series C Warrants at a loss.

The Fund recorded other expense of $61,000 in 2006 compared to other income of $0.6 million in 2005.  Other income in 2005 included a gain on recovery of advances related to the Fund’s Dubai operations.

In 2006, the Fund recorded income tax benefit of $77,000 compared to income tax expense of $0.1 million in 2005. The decrease in net income tax expense of $0.2 million was primarily attributable to the recognition of timing differences between book and tax basis resulting from depreciation and amortization expense of US Hydro assets.

Minority interest in the earnings of subsidiaries increased by approximately $0.5 million, from earnings of $35,000 in 2005 to $0.5 million in 2006. This was primarily due to the increase in gross profit of both US Hydro and NEH in 2006 as compared to 2005.

Year ended December 31, 2005 compared to the year ended December 31, 2004

Revenues increased by approximately $1.7 million, or 16.0%, to $12.3 million in 2005 compared to $10.6 million in 2004. This increase was primarily due to increases in revenues from NEH operations of $1.3 million, primarily attributable to increases in water volume sales due to greater tourism in the Fund’s market area. Additionally, revenues from US Hydro operations increased by approximately $0.4 million, or 8.7%, in 2005 compared to 2004 due to higher outputs resulting from higher levels of precipitation.

Cost of revenues for 2005 was $8.7 million compared to $8.2 million for 2004, an increase of $0.5 million, or 6.7%. The cost of revenues for NEH increased by approximately $0.6 million to $5.6 million in 2005 primarily due to the increase in fuel, direct materials and wages resulting from the increase in water volumes processed. The cost of revenues for US Hydro was $3.1 million for 2005 and 2004 as its costs of revenues are substantially fixed and do not fluctuate directly with revenues.

Gross profit increased by approximately $1.2 million, or 47.7%, to $3.6 million in 2005 from $2.4 million in 2004. The gross profit of NEH operations increased by $0.7 million to $1.1 million in 2005 from $0.4 million in 2004, primarily due to the increase in revenues partially offset by higher fuel and direct material costs. US Hydro gross profit increased by $0.5 million to $2.4 million in 2005 from $1.9 million in 2004, primarily due to the increase in revenues.

General and administrative expenses increased by approximately $0.1 million to $3.5 million in 2005 from $3.4 million in 2004. The increase was primarily attributable to higher professional fees and travel expenses relating to the US Hydro operations.

The management fee due to the Managing Shareholder of $1.6 million for 2005 was comparable to the 2004 management fee. In 2005, the Managing Shareholder waived its right to receive the management fee and any accrued interest, and in 2004, waived its right to receive all but $0.3 million of the management fee.

Interest expense increased by approximately $0.1 million, from $0.9 million in 2004 to $1 million in 2005, primarily attributable to the increase in interest expense on unpaid management fees payable to the Managing Shareholder.

In 2005, the Fund recorded an equity loss of $0.8 million from its investment in RUK compared to an equity loss of $0.7 million in 2004. The increase in equity loss of approximately $0.1 million was the result of the increase in income tax expense and interest expense at RUK resulting from higher outstanding borrowings associated with the RUK expansion construction program. This was partially offset by the increase in gross profit resulting from higher production in 2005 compared to 2004.

The Fund recorded a loss on sale of ZAP securities of $1 million in 2005 compared to a gain of $2.1 million in 2004. In 2005, the Fund sold 537,000 ZAP shares at a loss. In 2004, the Fund recorded a gain of $0.3 million resulting from the sale of ZAP securities and a gain of $1.8 million resulting from distribution of 772,500 ZAP shares to the Fund’s shareholders.

In 2004, the Fund recorded a gain of $0.4 million on the termination of an electric power sales contract which represents $1.6 million in present value of payments to be recieved from NEP, less an impairment of the electric power sales contract of $1.2 million to write-down the carrying value of the pre-existing power purchase agreement to zero.

Other income increased by approximately $0.5 million from $0.1 million in 2004 to $0.6 million in 2005. Other income in 2005 included a gain of $0.6 million related to recovery of advances to the Fund’s Dubai operations. Other income in 2004 included a net gain on sale of US Hydro notes receivable of $0.2 million, representing $0.2 million on the sale of the Lahontan notes receivable, partially offset by legal fees of $25,000 incurred on the sale of the notes.

In 2005, the Fund recorded income tax expense of $0.1 million, compared to an income tax benefit of $0.8 million in 2004. The increase in net income tax expenses of $0.9 million was primarily attributable to the recognition of timing differences between book and tax basis resulting from the loss on the sale of the Lahontan notes receivable and depreciation and amortization expense of US Hydro assets.

Minority interests in the earnings of subsidiaries increased by approximately $0.2 million from an interest in a subsidiary loss of $0.2 million in 2004 to an interest in a subsidiary earning of $35,000 in 2005. This was primarily due to the increase in the net income of US Hydro projects in 2005 as compared to 2004.

Liquidity and Capital Resources

Year ended December 31, 2006 compared to the year ended December 31, 2005

At December 31, 2006, the Fund had cash and cash equivalents of $2.6 million, an increase of approximately $0.7 million from December 31, 2005. The cash flows for 2006 were $5.1 million provided by operating activities, $0.5 million used in investing activities, $3.9 million used in financing activities and an $8,000 positive effect of foreign exchange on cash and cash equivalents.

In 2006, the Fund’s operating activities generated cash of $5.1 million compared to $6.3 million in 2005, a decrease of approximately $1.2 million, primarily due to an increase in prepaid expenses and other current assets and a decrease in accounts payable in 2006.

In 2006, investing activities used cash of $0.5 million compared to $1 million in 2005. In 2006, the Fund used $0.7 million of cash for capital expenditures and collected $0.2 million primarily on notes receivable. In 2005, the Fund used $2 million of cash for capital contributions, partially offset by $0.8 million in proceeds from the sale of ZAP securities and $0.1 million collected on notes receivable.

In 2006, the Fund used $3.9 million of cash in financing activities, which represents $1.2 million used for repayments under a bank loan and $2.7 million of cash distributions to shareholders and minority interest. In 2005, the Fund used $4.1 million of cash in financing activities, which represents $1.1 million used for repayments under bank loan and $3 million of cash distributions to shareholders and minority interest.

Year ended December 31, 2005 compared to the year ended December 31, 2004

At December 31, 2005, the Fund had cash and cash equivalents of $1.9 million, an increase of $1.1 million from December 31, 2004. The cash flows for the year 2005 were $6.3 million provided by operating activities, $1 million used in investing activities, $4.1 million used in financing activities and a $44,000 positive effect of foreign exchange on cash and cash equivalents.

In 2005, the Fund’s operating activities generated cash of $6.3 million compared to $3.4 million in 2004, an increase of $2.9 million, primarily due to the increase in profitability of NEH and US Hydro operations.

In 2005, investing activities used cash of $1 million, compared to providing cash of $2.8 million in 2004. The decrease was primarily due to increased capital expenditures of $1.7 million, a decrease in collection from notes receivable of $0.3 million, and a decrease in proceeds from the sale of ZAP securities of $0.6 million. In addition, a decrease in 2005 in cash provided by investing activities was also due to the $4 million in proceeds from the sale of US Hydro notes in 2004, partially offset by a decrease of $2.8 million in the Fund’s investment in ZAP securities when comparing 2005 to 2004.

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

Future Liquidity and Capital Resource Requirements

The Fund expects cash flows from operating activities, along with existing cash and cash equivalents will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

The Fund has not entered into any off-balance sheet arrangements that either have, or are reasonable likely to have, a material adverse current or future effect on the Fund’s financial condition, revenues or expenses, result of operations, liquidity, capital expenditure or capital resources that are material to the Fund.

Contractual Obligations and Commitments

The following table provides a summary of the Fund’s share of contractual obligations as of December 31, 2006 (in thousands).

	Payments due by period as of December 31, 2006
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Long-term debt
Sinai (1)	$287	$1,469	$305	$-	$2,061
REFI (2)	136	-	-	-	136
US Hydro (3)	432	-	-	-	432
Minimum lease payment (4)	700	2,163	766	3,998	7,627
Consulting agreement settlement (5)	83	305	364	553	1,305
Total	$1,638	$3,937	$1,435	$4,551	$11,561

          1)         The Sinai loan bears interest at 11.0% per annum. The provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. At December 31, 2006, Sinai was in compliance with the terms of its loan.

2)         During the third quarter of 2002, REFI executed a term loan agreement with its principal bank. The bank provided a loan of 12.5 million Egyptian pounds (approximately $2 million at the then existing current exchange rate), maturing March 31, 2007. The loan is repayable in quarterly installments of 781,000 Egyptian pounds (approximately $126,000 at the then-existing exchange rate) starting June 2003. Outstanding borrowings bear interest at the bank’s medium term loan rate plus 0.5% (12.5% at December 31, 2006).

3)         Of the original eight US Hydro projects, six were financed by a single term loan. The borrower under the term loan is an intermediate, wholly-owned subsidiary of US Hydro whose only assets are the projects that were financed. The Fund has a choice of variable or fixed interest rates on the term loan. Variable rate is LIBOR (5.74% at December 31, 2006) plus 1.75% or the Lenders Corporate Base Rate (as defined). At the Fund’s option, a fixed interest rate can be selected, payable on any portion of the debt in excess of $1.0 million, for any period of time from two to seven years. Such fixed rate shall be based on the U.S. Treasury note rate at the date of election plus 2.75%. The variable rate of 7.49% was the effective interest rate at December 31, 2006. This credit facility is collateralized by the assets of the projects financed including, where appropriate, the interest in projects held in the form of notes receivable.

As additional compensation to the lender, the Fund is required to pay an additional amount equal to 10% of the cash flow, as defined, of the financed projects plus 10% of any net proceeds, as defined, from the sale or refinancing of any of the financed projects. The Fund is also required to make an additional annual payment of 50% of excess cash flow, as defined. No additional payments were required during 2006.

4)         The facility at Union Falls has leased the site at its facility under a non-cancelable long-term lease which terminates in 2024. Rent expense on a straight-line basis at this site was $295,000 for the years ended December 31, 2006. The facility of US Hydro at the Box Canyon dam in Siskiyou County, California is owned subject to a ground lease which the Fund treats for financial reporting purposes as an operating lease. The lease terminates on December 31, 2010, at which time the Fund is obligated to transfer the facility at the site to the Siskiyou County Flood Control and Water Conservation District. The lease payment for Box Canyon was $500,000 for the year ended December 31, 2006.

5)         In April 2005, NEH agreed to a settlement with a consultant, whereby NEH will make quarterly payments of $30,000 for so long as the Egypt projects remain operational. In the event that the Egypt projects are sold, an amount equal to the present value of the subsequent ten-years of payments would be made in settlement of the remaining obligation. In addition, in November 2003, NEH agreed to a settlement with a consultant, whereby, NEH made a single payment of $281,000 and will make monthly installment payments of $7,500, until June 2013. NEH recorded a total liability of $1,305,000 at December 31, 2006 to reflect these obligations.

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

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Fund beginning January 1, 2008. The Fund is currently evaluating the impact of adopting SFAS 157.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Fund’s consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Fund on January 1, 2008. The Fund is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Fund, including the notes thereto and the report thereon, are presented beginning at page F-1 of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) under the Exchange Act, the Fund’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Fund’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed with the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Fund as of December 31, 2006, which revealed that the following material weaknesses previously identified continue to exist:

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

The Fund’s Chief Executive Officer and Chief Financial Officer have also concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended) that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

Since December 31, 2006, the Fund has implemented the following to address the above weaknesses:

·        Increased the number of degreed accountants. Additional staff expansion is underway.

·        In May 2007, the Fund appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

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

Because the Fund is not an “Accelerated Filer” as defined in Rule 12b-2 of the Exchange Act, the Fund is not presently required to file Management’s annual report on internal control over financial reporting and the Attestation report of the registered public accounting firm required by Item 308(a) and (b) of Regulation S-K promulgated under the Securities Act of 1933, as amended. Under current rules, because the Fund is neither a “large accelerated filer” nor an “accelerated filer”, the Fund is not required to provide management’s report on internal control over financial reporting until the Fund files its annual report for 2007 and compliance with the auditor’s attestation report requirement is not required until the Fund files its annual report for 2008. The Fund currently expects to comply with these requirements at such time as the Fund is required to do so.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund’s Managing Shareholder, Ridgewood Renewable Power, LLC, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Fund.

Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder. The executive officers of the Fund are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 50
Executive Vice President and Chief Financial Officer (1)	2007
Daniel V. Gulino, 47
Senior Vice President, General Counsel and Secretary	2000
Douglas R. Wilson, 48
Executive Vice President and Chief Financial Officer (1)	2005

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

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Fund, the Managing Shareholder and affiliated Power Trusts and LLCs since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Trusts and LLCs and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

Board of Directors and Board Committees

The Fund does not have its own board of directors or any board committees. The Fund relies upon the Managing Shareholder to perform the function that a board of directors or its committees would otherwise perform. Officers of the Fund are generally not directly compensated by the Fund, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”. Because the Fund does not maintain a board of directors and because officers of the Fund are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Fund not to have a nominating or compensation committee.

Managing Shareholder

The Fund’s management agreement with the Managing Shareholder details how the Managing Shareholder is to render management, administrative and investment advisory services to the Fund (the “Management Agreement”). Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Fund. Among other services, the Managing Shareholder administers the accounts and handles relations with shareholders, provides the Fund with office space, equipment and facilities and other services necessary for its operation, and conducts the Fund’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

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

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Fund is obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions and Director Independence”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that the filing requirements were not met by Robert E. Swanson due to his failure to timely file a Form 4; however, such required report has since been filed with the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Fund and its affiliates adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions), of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 to the Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

Except as noted below, the executive officers of the Fund do not receive compensation directly from the Fund or any of its subsidiaries. They provide managerial services to the Fund in accordance with the terms of the Fund’s Declaration of Trust. The Managing Shareholder, or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder and other funds managed by the Managing Shareholder and its affiliates.

Prior to becoming executive officers of the Fund, Randall D. Holmes and Douglas R. Wilson became vested participants in a CLP management incentive program. Additionally, Mr. Wilson continued serving as an officer with CLP after becoming an executive officer of the Fund. Bonus amounts presented below represent compensation received by Messrs. Holmes and Wilson from CLP during years in which they were also executive officers of the Fund. Bonus amounts represent formula-based payments under the CLP management incentive program. Mr. Wilson’s salary was paid pursuant to the terms of his Service Agreement with CLP, as discussed below. Compensation information for 2006 is described below, but does not include benefits generally available to other CLP salaried employees.

	2006 Summary Compensation Table
Name and Principal Position	Salary ($)	Bonus ($)	Total ($)

Randall D. Holmes	-	6,702	6,702
President and Chief Executive Officer (1)

Douglas R. Wilson	138,225	33,509	171,734
Former Executive Vice President and Chief Financial Officer (2)

(1)   Mr. Holmes became an executive officer of the Fund in January 2004.

(2)   Mr. Wilson served as an executive officer of the Fund from April 2005 to May 2007.

Upon the sale of CLP in February 2007 (as discussed under Item 1. “Business”), each of Mr. Wilson’s employment with CLP and Messrs. Holmes’ and Wilson’s participation in the CLP management plan was terminated.

 Compensation Discussion and Analysis

The executive officers of the Fund, Mr. Holmes, Mr. Swanson, Mr. Strasberg, Mr. Gulino and Mr. Wilson, are employed by, and are executive officers of, the Managing Shareholder and provide managerial services to the Fund in accordance with the terms of the Fund’s Declaration of Trust. The Fund does not have any other executive officers. Except as described in the 2006 Summary Compensation Table above, the Managing Shareholder determines and pays the compensation of these officers. Each of the executive officers of the Fund also serves as an executive officer of each of the other investment funds managed by the Managing Shareholder. Messrs. Swanson, Strasberg and Gulino also serve in similar capacities for funds managed by affiliates of the Managing Shareholder. Because the executive officers are not employees of the Fund and provide managerial services to all of the funds managed by the Managing Shareholder and its affiliates in the course of such employment, they do not receive additional compensation for providing managerial services to the Fund.

Except as set forth in the 2006 Summary Compensation Table above, the Managing Shareholder is fully responsible for the payment of compensation to the executive officers, and the Fund does not pay any compensation to its executive officers and does not reimburse the Managing Shareholder for the compensation paid to executive officers. The Fund does, however, pay the Managing Shareholder a management fee and the Managing Shareholder may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Fund. See Item 13. “Certain Relationships and Related Transactions and Director Independence” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

The payment reflected above to Messrs Holmes and Wilson were determined by board members of CLP that were not affiliated with the Fund or its affiliates, including the Managing Shareholder.  Mr. Holmes' bonus compensation was established prior to his becoming an executive officer of the Fund, and the non-affiliated board members of CLP decided it was appropriate to continue such eligibility to compensate Mr. Holmes for on-going services.  Mr. Wilson’s salary paid by CLP was also established by non-affiliated board members based on prevailing market conditions.  Upon his appointment as an executive officer of the Fund, Mr. Wilson continued to provide direct services to CLP, but at a reduced rate.

Report of the Managing Shareholder

Because the Fund is managed by the Managing Shareholder and does not have a Board of Directors or a Compensation Committee, the Managing Shareholder reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K. Based on such review and discussion, the Managing Shareholder determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

Submitted by the Managing Shareholder

Robert E. Swanson, Chairman

Employment Contracts, Termination of Employment and Change of Control Arrangements

 In October 2004, Douglas R. Wilson, who at such time was not serving as an executive officer of the Fund or of the Managing Shareholder but who subsequently served as the Chief Financial Officer of each of the Fund and the Managing Shareholder, entered into a Service Agreement with CLP pursuant to which Mr. Wilson served as Chief Executive Officer and Finance Director of CLP Envirogas Limited (“Envirogas”), a subsidiary of CLP. The Service Agreement provided for a term that was originally to expire on December 31, 2005, but was later extended until termination of the agreement in February 2007, as discussed below. The Services Agreement provided for Mr. Wilson to receive a base salary of £250,000, except that upon his appointment as an executive officer of the Fund, Mr. Wilson’s annual salary payable by CLP was reduced to £75,000 per annum.  Mr. Wilson entered into a Compromise Agreement with CLP, dated February 22, 2007, pursuant to which the Service Agreement and Mr. Wilson’s employment with Envirogas were terminated by mutual agreement as of such date. No termination payment were received by Mr. Wilson in connection with the Compromise Agreement or otherwise in connection with his termination of employment with CLP.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Fund’s Investor Shares as of December 31, 2006 (no person owns more than 5%) by:

•	each executive officer of the Fund (there are no directors); and
•	all of the executive officers of the Fund as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 658.1067 Investor Shares outstanding at December 31, 2006. Other than as set forth below, no officer of the Fund owns any shares of the Fund.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1.25	*
Executive officers as a group	1.25	*

   *   Represents less than one percent.

(1) Does not include a Management Share in the Fund representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Fund. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Fund and its allocable share of the Fund’s net profits and net losses and other items attributable to the Management Share are described in further detail below at Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Fund’s Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and office space to the Fund. In return, the Fund is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Fund, or approximately $1,645,000 annually, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Fund does not pay the management fee on a timely basis, the Fund accrues interest at an annual rate of 10% on the unpaid balance. The Managing Shareholder waived its right to receive its management fee for 2006. The Fund recorded the waived management fee as a deemed capital contribution. The shareholders of the Fund other than the Managing Shareholder were allocated 99% of the contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense accrued.

Under the Management Agreement with the Managing Shareholder, RPM, an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2006, RPM charged the US Hydro Projects $624,000 for overhead items allocated in proportion to the amount invested in projects managed. In addition, RPM charged the US Hydro projects $5,421,000 for all of the direct operating and non-operating expenses incurred during 2006.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Fund other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 25% of all remaining distributions of the Fund. Distributions to the Managing Shareholder were $17,000 for the year ended December 31, 2006. The Fund has not yet reached Payout.

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

On June 26, 2003, the Managing Shareholder entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the Fund and other Fund’s that it manages. As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees.

As discussed in Item 1. “Business” under the heading “Ridgewood UK”, on January 23, 2007, RUK, which is owned approximately 70% by Trust V and 30% by the Fund, entered into the Sale Agreement pursuant to which RUK sold its 88% equity interest in CLP, and Arbutus sold its 12% equity interest in CLP, to the Buyer.  The Managing Shareholder was not a party to the Sale Agreement but received certain payments as a result of the Sale as a result of its service as the Managing Shareholder of each of the Ridgewood ROCs and each of the PowerBank Funds.  Because the Fund does not have its own board of directors or any board committees and the Fund relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform, the Managing Shareholder is a related person of the Fund.

Under the Sale Agreement, Buyer agreed to buy (i) 100% of the issued and outstanding shares of CLP from RUK and Arbutus, and (ii) substantially all of the Assets of the Ridgewood ROCs. The Assets and the Shares constituted all the business of RUK and the Ridgewood ROCs.

The Sale was completed on February 22, 2007.  In accordance with the Sale Agreement, at closing, the Buyer paid an aggregate purchase price for the CLP Shares and the Assets of £117.8 million ($229.5 million), subject to a working capital adjustment that resulted in an increase to the purchase price of approximately £4.2 million ($8.2 million). After adjustment, the purchase price for the CLP Shares was approximately £25.1 million ($48.9 million), of which approximately £15.4 ($30.0 million) was attributable to Trust V and approximately £6.7 million ($13.1 million) was attributable to the Fund, with Arbutus receiving the remaining balance. Taking into account payments made to RUK pursuant to certain sharing arrangements with the PowerBank Funds, the total gross sales proceeds to the Fund were approximately £8.4 million ($16.4 million). The total dollar amount attributable to the Managing Shareholder as a result of the Sale was approximately $37 million, all of which was paid out of the proceeds of the Sale allocable to the PowerBank Funds.  The Managing Shareholder did not receive any payments from the Fund or Trust V as a result of the Sale.

As a result of the Sale, two executive officers of the Fund, who were also executive officers of RUK and were executive officers and/or directors of CLP prior to the Sale, were due an aggregate of $584,000 in cash from CLP under the terms of a CLP management incentive plan.  These officers waived their rights to receive such payments in favor of RUK, resulting in such portion of the proceeds of the Sale being allocated to RUK rather than to the officers.

The determination of the allocation of the purchase price among the Sellers was agreed to in the Sale Agreement as a result of negotiations among (i) the Sellers for which the Managing Shareholder acted as managing shareholder including RUK and the PowerBank entities, (ii) Arbutus and (iii) the Buyer.  The Directors, Managing Shareholder and Managing Member (as appropriate) of the Sellers received and relied in part on an opinion from an independent financial advisor engaged by the Sellers and the Managing Shareholder which concluded that, among other things, after giving effect to the proposed allocation of the consideration paid by the Buyer in the Sale, (i) such Sale consideration, in the aggregate, being paid for the assets purchased by the Buyer, including the Assets and the Shares,  taken as a whole (even if adjusted to reflect changes in interest rates pursuant to the Sale Agreement) was not less than fair value for those assets taken as a whole, (ii) the consideration being paid by the Buyer for the shares of  CLP in the Sale was fair to the shareholders of CLP from a financial point of view (without giving effect to any impacts of the Sale on any particular shareholder other than in its capacity as a shareholder), and (iii) the consideration being paid to each Ridgewood ROC in the Sale was fair to the members of such Ridgewood ROC from a financial point of view (without giving effect to any impacts of the Sale on any particular member other than in its capacity as a member).  Variations in the valuation of the assets or in the allocation of the purchase price paid in the transaction would have increased or decreased amounts to be received from the Sale by each of the Sellers and the Managing Shareholder, and the respective shareholders of the PowerBank Funds, Trust V, the Fund and Arbutus.

Related Person Transactions

The Fund relies upon the Managing Shareholder to review and approve all transactions with related persons required to be reported under the rules of the SEC (“related person transactions”). Prior to approving a related person transaction, the Managing Shareholder considers the relevant facts and circumstances, including, to the extent applicable, the relationships between all parties that would qualify as “related persons” under the rules of the SEC and such person’s or entity’s relationship to the Fund, such person’s or entity’s interest in the transaction, and the material facts and terms of the transaction. The Managing Shareholder approves those transactions that it determines are entered into in good faith and on fair and reasonable terms for, and in the best interests of, the Fund. The Fund does not maintain a written policy in connection with this process. Instead, the Managing Shareholder’s determinations regarding which related person transactions to enter into on behalf of the Fund are evidenced in the business records of the Fund and the Managing Shareholder.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Fund’s principal accountant, for the years ended December 31, 2006 and 2005 (in thousands).

	2006	2005
Audit Fees*	$691	$664
Audit-Related Fees	-	-
Tax Fees	62	-
All Other Fees	-	-
Total	$753	$664

* The fees for 2005 were borne by the Managing Shareholder.

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

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.		Description

3	(i)(A)	Certificate of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

3	(i)(B)	Amendment No. 1 to Certificate of Trust (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

3	(i)(C)
Certificate of Amendment to the Certificate of Trust of the Registrant dated December 18, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007).

3	(ii)(A)	Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

3	(ii)(B)	Amendment No. 1 to the Declaration of Trust (incorporated by reference to the Registrant’s definitive proxy statement filed with the SEC on November 5, 2001, SEC File No. 000-25935).

3	(ii)(C)	Amendment of the Declaration of Trust of the Registrant effective January 1, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007).

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

10.7	#	Key Employees’ Incentive Plan (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

10.8		Operating Agreement of Ridgewood Near East Holding LLC, dated September 30, 1999 (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 1, 2006).

10.9
Form of contracts and agreements between affiliates of CLPE Holdings Ltd. and each of (i) Ridgewood Renewable PowerBank I, LLC, (ii) Ridgewood Renewable PowerBank II, LLC, (iii) Ridgewood Renewable PowerBank III, LLC and (iv) Ridgewood Renewable PowerBank IV, LLC (incorporated by reference to the Annual Report on Form 10-K filed by the Registrant with the SEC on March 1, 2006).

10.10	#	The CLPE Holdings Management Incentive Plan dated August 6, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007).

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

10.13	#
Service Agreement dated October 1, 2004 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007).

Exhibit No.		Description

10.15	#
Deed of Waiver dated January 22, 2007 between Randall D. Holmes and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007).

10.16	#
Compromise Agreement dated February 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007).

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

THE RIDGEWOOD POWER GROWTH FUND

Date: December 14, 2007	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	December 14, 2007
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	December 14, 2007
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	December 14, 2007
Randall D. Holmes

THE RIDGEWOOD POWER GROWTH FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
The Ridgewood Power Growth Fund

We have audited the accompanying consolidated balance sheets of The Ridgewood Power Growth Fund (a Delaware trust) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ridgewood Power Growth Fund as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Edison, New Jersey
December 14, 2007

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$2,588	$1,906
Accounts receivable, net of allowance	1,237	1,367
Notes receivable - current portion	146	140
Due from affiliates	330	733
Deferred income taxes	-	429
Inventory	630	640
Prepaid expenses and other current assets	478	227
Total current assets	5,409	5,442
Notes receivable - noncurrent portion	1,364	1,500
Investments	50	192
Property, plant and equipment, net	19,189	20,812
Goodwill	227	227
Intangibles, net	4,626	5,897
Other assets	48	5

Total assets	$30,913	$34,075

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$571	$1,311
Accrued expenses	337	230
Long-term debt - current portion	855	1,190
Due to affiliates	684	881
Total current liabilities	2,447	3,612
Long-term debt - noncurrent portion	1,774	2,609
Other liabilities	1,738	1,735
Deferred income taxes, net	857	1,515
Minority interest	6,371	6,855
Total liabilities	13,187	16,326

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (658.1067 Investor Shares issued and
outstanding)	18,090	18,111
Managing Shareholder's accumulated deficit (1 management
share issued and outstanding)	(364)	(362)
Total shareholders’ equity	17,726	17,749

Total liabilities and shareholders’ equity	$30,913	$34,075

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2006	2005	2004

Revenues	$13,518	$12,281	$10,585

Cost of revenues	9,000	8,721	8,174

Gross profit	4,518	3,560	2,411

Operating expenses:
General and administrative expenses	3,094	3,484	3,403
Management fee to the Managing Shareholder	1,645	1,645	1,645
Impairment of property, plant and equipment	-	79	75
Impairment of intangibles	-	23	22
Total operating expenses	4,739	5,231	5,145

Loss from operations	(221)	(1,671)	(2,734)

Other income (expense):
Interest income	96	96	20
Interest expense	(345)	(995)	(876)
Equity in loss from RUK	(65)	(833)	(699)
Gain (loss) on sale of ZAP securities	3	(956)	2,111
Gain on termination of electric power sales contract	-	-	380
Other (expense) income, net	(61)	573	125
Total other (expense) income, net	(372)	(2,115)	1,061

Loss before income tax and minority interest	(593)	(3,786)	(1,673)

Income tax (benefit) expense	(77)	138	(773)

Loss before minority interest	(516)	(3,924)	(900)

Minority interest in the (earnings) loss of subsidiaries	(487)	(35)	154

Net loss	(1,003)	(3,959)	(746)

Foreign currency translation adjustment	87	483	292
Unrealized gain (loss) on ZAP securities	14	(251)	111

Comprehensive loss	$(902)	$(3,727)	$(343)

Managing Shareholder - Net loss	$(10)	$(40)	$(7)
Shareholders - Net loss	(993)	(3,919)	(739)
Net loss per Investor Share	(1,509)	(5,955)	(1,123)

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2004, 2005 AND 2006
(in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	Deficit	Equity

Balance at January 1, 2004	$22,356	$(340)	$22,016
Net loss	(739)	(7)	(746)
Foreign currency translation adjustment	288	4	292
Unrealized gain on investment in ZAP securities	110	1	111
Distribution of ZAP shares	(2,079)	-	(2,079)
Cash distributions	(1,316)	(13)	(1,329)
Capital contribution	999	10	1,009
Balance at December 31, 2004	19,619	(345)	19,274

Net loss	(3,919)	(40)	(3,959)
Foreign currency translation adjustment	479	4	483
Unrealized loss on investment in ZAP securities	(248)	(3)	(251)
Cash distributions	(1,316)	(13)	(1,329)
Capital contribution	3,496	35	3,531
Balance at December 31, 2005	18,111	(362)	17,749

Net loss	(993)	(10)	(1,003)
Foreign currency translation adjustment	87	-	87
Unrealized gain on investment in ZAP securities	14	-	14
Cash distributions	(1,645)	(17)	(1,662)
Capital contribution	2,516	25	2,541
Balance at December 31, 2006	$18,090	$(364)	$17,726

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net loss	$(1,003)	$(3,959)	$(746)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation and amortization	3,609	3,770	3,731
Provision for bad debts	22	152	156
Management fees forgiveness	2,541	1,907	1,009
Impairment of property, plant and equipment, net	-	79	75
Impairment of intangibles	-	23	22
Equity interest in loss of RUK	65	833	699
Gain on sale of ZAP securities	(3)	956	(2,111)
Gain on termination of electric power sales contracts	-	-	(380)
Loss (gain) on sale of equipment	37	(4)	(6)
Gain on sale of US Hydro note, net	-	-	(175)
Deferred income taxes, net	(229)	(168)	(949)
Minority interest in loss of subsidiaries	487	35	(154)
Cash distributions from RUK	-	1,065	1,043
Changes in operating assets and liabilities
Accounts receivable	113	(447)	(126)
Inventory	13	(41)	(76)
Prepaid expenses and other current assets	(248)	353	(370)
Other assets	(42)	55	(59)
Accounts payable	(744)	748	(12)
Accrued expenses	106	(403)	149
Due to/from affiliates, net	322	368	1,615
Other liabilities	4	928	84
Total adjustments	6,053	10,209	4,165
Net cash provided by operating activities	5,050	6,250	3,419

Cash flows from investing activities:
Capital expenditures	(708)	(2,038)	(372)
Proceeds from sale of equipment	32	82	109
Collections from notes receivable	131	134	464
Proceeds from sale of notes receivable, net	-	-	3,975
Investment in ZAP securities	-	-	(2,814)
Proceeds from sale of ZAP securities	45	806	1,404
Net cash (used in) provided by investing activities	(500)	(1,016)	2,766

Cash flows from financing activities:
Repayments under long-term debt	(1,177)	(1,137)	(4,892)
Cash distributions to shareholders	(1,662)	(1,330)	(1,330)
Cash distributions to minority interest	(1,037)	(1,674)	-
Net cash used in financing activities	(3,876)	(4,141)	(6,222)

Effect of exchange rate on cash and cash equivalents	8	44	5

Net increase (decrease) in cash and cash equivalents	682	1,137	(32)
Cash and cash equivalents, beginning of year	1,906	769	801
Cash and cash equivalents, end of year	$2,588	$1,906	$769

Supplemental disclosure of cash flow information:
Interest paid	$279	$448	$595
Income tax paid	252	271	102

Supplemental disclosure of noncash investing activities:
Distribution of ZAP securities to shareholders	$-	$-	$2,079

The accompanying notes are an integral part of these consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

1.  DESCRIPTION OF BUSINESS

The Ridgewood Power Growth Fund (the “Fund”) was formed as a Delaware trust in February 1997. The Fund began offering shares on February 9, 1998 and concluded its offering in April 2000. The objective of the Fund is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholders of the Fund are Ridgewood Renewable Power LLC (“RRP”) and Ridgewood Power VI LLC (“Power VI”) (collectively, the “Managing Shareholder”). Effective January 1, 2001, Power VI assigned and delegated all of its rights and responsibilities to RRP and since that time has been an entity with only nominal activity.

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

The Fund’s accompanying consolidated financial statements include the financial statements of Ridgewood US Hydro Corporation (“US Hydro”) and Ridgewood Near East Holding LLC (“NEH”). The Fund’s consolidated financial statements also include the Fund’s 30.4% interest in Ridgewood UK (“RUK”) which is accounted for under the equity method of accounting as the Fund has the ability to exercise significant influence but does not control the operating and financial policies of RUK.

The Fund owns a 70.8% interest in US Hydro and the remaining 29.2% minority interest is owned by Ridgewood Electric Power Trust V (“Trust V”). In addition, the Fund owns a 68.1% interest in NEH and the remaining minority interest is owned by Trust V (14.1%) and Ridgewood Egypt Fund (“Egypt Fund”) (17.8%). The interests of Trust V and Egypt Fund are presented as minority interest in the consolidated balance sheets and statements of operations.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Principles of Consolidation

The consolidated financial statements include the accounts of the Fund and its majority-owned subsidiaries. Minority interests of majority-owned subsidiaries are calculated based upon the respective minority interest ownership percentages. All material intercompany transactions have been eliminated in consolidation.

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

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

c)    Reclassifications

Certain items in previously issued financial statements have been reclassified for comparative purposes. This had no effect on net loss

d)    Revenue Recognition

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

e)    Cash and Cash Equivalents

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of commercial paper and funds deposited in bank accounts. As of December 31, 2006 and 2005, the Fund had cash deposits held in foreign banks of $1,236 and $893, respectively, which was in excess of the Egyptian insurance limits. Cash deposits held in US banks exceeded insured limits by $1,152 and $712 as of December 31, 2006 and 2005, respectively.

f)   Accounts Receivable

Accounts receivable are recorded at invoice price in the period the related revenues are earned, and do not bear interest. The Fund maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Fund’s assessment of aged accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. Account balances are charged off against the allowance when the Fund believes it is probable that the receivable will not be recovered.

g)    Inventory

Inventory primarily consists of spare parts and materials used in the Fund’s operation. Inventories are stated at the lower of cost and net realizable value. An allowance is established for slow moving items on the basis of management’s review and assessment of inventory movements.

h)    Investment in Securities

At certain times, the Fund has held as assets, marketable equity securities and the Fund classified these marketable equity securities as available-for-sale. These available-for-sale securities are carried at fair value with unrealized gains and losses, net of tax (if any), as part of comprehensive loss. Realized gains and losses and such declines in value judged to be other-than-temporary are included in other income.

i)    Property, Plant and Equipment

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

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

Depreciation is recorded using the straight-line method over the useful lives of the assets.

HEGFs	30 years
Water desalinization facilities	5-10 years
Office equipment	5 years

j)    Impairment of Goodwill, Intangibles and Long-Lived Assets

The Fund evaluates intangible assets and long-lived assets, such as property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

The Fund evaluates goodwill, and intangible assets with indefinite useful lives, under SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are subject to annual impairment tests through a comparison of fair value to carrying value. The two-step approach to assess a reporting unit’s goodwill impairment requires that the Fund first compare the estimated fair value of a reporting unit, which has been assigned goodwill, to the carrying amount of the unit’s assets and liabilities, including its goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities is used to determine the current implied fair value of the unit’s goodwill.

k)    Income Taxes

The Fund’s Egyptian subsidiaries have a ten year income tax holiday that expires on December 31, 2010. Accordingly, no provision has been made for Egyptian income taxes in the accompanying consolidated financial statements.

US Hydro, for federal income tax purposes, files on a consolidated basis using the accrual method of accounting on a calendar year basis. For state income tax purposes, US Hydro files on an individual entity basis. US Hydro uses the liability method of accounting for income taxes. Deferred income taxes reflects, where required, the net tax effect of temporary differences arising between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes.

Except for US Hydro, no provision is made for US income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.

l)    Foreign Currency Translation

The Egyptian Pound and British Pound Sterling are the functional currencies of the Fund’s foreign operations. The consolidated financial statements of the Fund’s non-United States subsidiaries are translated into United States dollars. Assets and liabilities are translated into US dollars using the current exchange rates in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rates during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of comprehensive loss.

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

m)    Fair Value of Financial Instruments

At December 31, 2006 and 2005, the carrying value of the Fund’s cash and cash equivalents, accounts receivable, notes receivable, and accounts payable and accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

n)     Significant Customers

During 2006, the Fund’s one largest customer accounted for 22.1% of total revenue. During 2005 and 2004, the Fund’s two largest customers accounted for 31.7% and 36.9% of total revenue, respectively.

o)    Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Fund beginning January 1, 2007. The Fund does not believe that the adoption of FIN 48 will have a material impact on its consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles (GAAP) and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will be effective for the Fund beginning January 1, 2008. The Fund is currently evaluating the impact of adopting SFAS 157.

SAB 108

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of this standard did not have a material impact on the Fund’s consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will be effective for the Fund on January 1, 2008. The Fund is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

3.    ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2006 and 2005 is as follows:

	2006	2005
Accounts receivable	$1,364	$1,704
Less: allowance for doubtful accounts	(127)	(337)
	$1,237	$1,367

The Fund records an allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on management’s knowledge of the business, specific customers, review of aged accounts and a specific identification of accounts where collection is at risk. The following details the activity in the Fund’s allowance for doubtful accounts for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Balance at beginning of year	$337	$378	$193
Additions charged to bad debt provision (1)	22	152	156
Deductions, net of recoveries (2)	(232)	(193)	29
Balance, end of year	$127	$337	$378

(1)	Bad debt provision relates to estimated losses due to collectability issues, which is included in general and administrative expenses in the statement of operations.

(2)	Deductions, net of recoveries, primarily relate to receivable write-offs, but also include recoveries of previously written off receivables.

4.    NOTES RECEIVABLE

Notes receivable at December 31, 2006 and 2005 is as follows:

	2006	2005
Blackstone	$1,415	$1,533
Other	95	107
Total notes receivable	1,510	1,640
Less: current portion	146	140
Notes receivable– long-term portion	$1,364	$1,500

Blackstone

In the fourth quarter of 2004, the US Hydro’s Blackstone Project (“Blackstone”) and New England Power (“NEP”) agreed to terminate their 1989 power purchase agreement. As per the terms of the Termination and Release Agreement, Blackstone now has the right to sell its production of electricity to any party it chooses. In addition, beginning January 2005, NEP began paying Blackstone $16 per month through February 2010. NEP has also agreed to make a lump-sum payment of $1,000 to Blackstone on February 15, 2010. These payments are being made to compensate Blackstone for the cancellation of the fifteen years remaining on the original agreement.

As a result of the new agreement, the Fund recorded a net gain of $380 in 2004, reflecting $1,642 in present value of payments to be received, less an impairment of electric power sales contracts of $1,262 to write-down the carrying value of the pre-existing power purchase agreement to zero. The Fund recorded interest income on notes receivable of $74 and $82 for the years ended December 31, 2006 and 2005, respectively, which is included in interest income in the consolidated statements of operations.

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

5.    IMPAIRMENT OF GOODWILL, INTANGIBLES AND LONG-LIVED ASSETS

US Hydro performed an annual review of goodwill in accordance with SFAS No. 142 and determined that no goodwill impairment was required for the years ended December 31, 2006, 2005 and 2004. For the year ended December 31, 2006, there were no triggering events and US Hydro did not perform an impairment assessment for property, plant and equipment and amortized intangibles. US Hydro performed an impairment test for each of the years ended December 31, 2005 and 2004 for property, plant and equipment and amortized intangibles and noted a decrease in the estimated future undiscounted cash flow of certain US Hydro Projects. Based on the results of the tests, the Fund recorded impairment expense of $79 and $75 for property, plant, and equipment for the years ended December 31, 2005 and 2004, respectively. In addition, the Fund recorded impairment expenses of $23 and $22 for amortized intangibles for the years ended December 31, 2005 and 2004, respectively.

6.    PROPERTY, PLANT AND EQUIPMENT

At December 31, 2006 and 2005, property, plant and equipment at cost and accumulated depreciation are as follows:

	2006	2005
Land	$186	$186
HEGF	1,110	1,082
Water desalinization facilities	28,516	27,545
Office equipment	518	754
	30,330	29,567
Less: accumulated depreciation	(11,141)	(8,755)
	$19,189	$20,812

For the years ended December 31, 2006, 2005 and 2004, depreciation expense was $2,337, $2,206 and $2,057, respectively, which is included in cost of revenues.

 7. GOODWILL AND INTANGIBLE ASSETS

At December 31, 2006 and 2005, the gross and net amounts of intangible assets and accumulated amortization are as follows:

	2006	2005

Electric power sales contracts - gross	$10,754	$10,754
Water rights - gross	321	321
	11,075	11,075
Less: accumulated amortization	(6,449)	(5,178)
Intangibles, net	$4,626	$5,897

Goodwill	$227	$227

Electric power sales contracts are being amortized over their duration on a straight-line basis. As of December 31, 2006, the weighted average remaining life of electric power sales contracts was 5 years with the shortest remaining duration being 1 year and the longest remaining duration being 18 years. For the years ended December 31, 2006, 2005 and 2004, amortization expense was $1,272, $1,564 and $1,674, respectively, which is included in cost of revenues.

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

The Fund expects to record amortization expense during the next five years as follows:

2007	$1,177
2008	1,124
2009	962
2010	962
2011	23

8.     ACCUMULATED OTHER COMPREHENSIVE LOSS

The Fund’s other comprehensive loss, which is reported in the accompanying consolidated statement of operations consists of the net loss, foreign currency translation adjustments and unrealized gains and losses on ZAP securities.

The cumulative foreign currency translation loss was $7,685, $7,772 and $8,255 and cumulative unrealized (loss) gain on ZAP securities was ($1), ($15) and $236 as of December 31, 2006, 2005 and 2004, respectively.

9.   INVESTMENTS

The Fund’s investments include a 30.4% interest in RUK, which is accounted for under the equity method, and an investment in ZAP Inc. The investment in ZAP is accounted for as available-for-sale securities.

United Kingdom Landfill Gas Projects

On May 26, 1999, RUK was formed as a New Jersey limited liability company and was re-domiciled to Delaware on December 24, 2002. The business of RUK is the extraction of methane-containing gas from landfill sites in England, Scotland and Wales and the use of that gas as fuel to generate and sell electricity.

On June 30, 1999, Trust V contributed $16.7 million to RUK; and RUK’s wholly owned subsidiary, Ridgewood UK Ltd. (“UK Ltd.”), a limited company registered in England and Wales, purchased from CLP Envirogas, Ltd. (formerly Combined Landfill Projects, Ltd.) six landfill gas power plants located in the United Kingdom. At the time of the purchase, UK Ltd. and CLP Envirogas, Ltd. also agreed to the terms on which UK Ltd. would purchase additional projects then under development by CLP Envirogas, Ltd. should such projects be successfully developed.

In 2001, the Fund contributed $5.8 million to RUK in return for an equity share of 30.4% of RUK. During the three-month period ended March 31, 2001, UK Ltd. purchased an additional four projects. On October 16, 2001, UK Ltd., through the issuance of approximately 24% of its shares and the payment of $2,000 cash, acquired certain of the assets and liabilities of CLP Services, Ltd., CLP Development, Ltd and CLP Envirogas, Ltd. (collectively the "Management and Development Companies") and the equity and debt of certain landfill gas projects (the “UK Merger”). As a result of the UK Merger, UK Ltd. acquired the ability to develop and operate landfill gas-fueled electricity generating facilities in the UK as well as the development rights to a number of such projects. The seller in the UK Merger was Arbutus Energy Ltd. (Jersey) (“Arbutus”) which became the minority interest holder of UK Ltd. following the UK Merger. UK Ltd. was renamed CLPE Holdings Ltd. (“CLP”) in 2001.

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

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

Beginning in 2002, RUK began to develop sites capable of qualifying for the UK’s Renewable Obligation incentive program (“RO”). The RO program requires electricity suppliers serving end-users in the UK to obtain renewable obligation certificates (“ROCs”) to demonstrate that a minimum portion of their electricity supplied was generated by producers meeting the qualifications of the RO. In order to fund the development and construction of these projects, RUK entered into a series of agreements with affiliated entities that agreed to provide financing. The affiliated entities providing this funding, Ridgewood Renewable PowerBank LLC, Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC and Ridgewood Renewable PowerBank IV LLC (collectively the “PowerBank Funds”), are managed by RRP, which is also the managing member of RUK, Trust V and the Fund. Terms of the agreements between RUK and each of the PowerBank Funds are substantially the same and each provides for the PowerBank Funds to make construction advances to RUK in exchange for interest during construction and streams of fixed and variable lease payments once the financed projects go into operation (the “PowerBank Arrangements”). At December 31, 2004 and 2003, RUK had received construction advances of $12,100 and $41,474, respectively, from the PowerBank Funds for the purpose of developing additional projects.

Summarized balance sheet data for RUK at December 31, 2006 and 2005 is as follows:

	2006	2005

Current assets	$25,631	$18,632
Non-current assets	74,893	65,758
Total assets	$100,524	$84,390

Current liabilities	$30,373	$15,449
Non-current liabilities	71,220	68,204
Minority interest	-	362
Members’ (deficit) equity	(1,069)	375
Liabilities and members’ equity	$100,524	$84,390

Fund share of RUK equity	$-	$114

Summarized statements of operations data for RUK for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Revenues	$44,751	$32,359	$22,878

Cost of revenues	36,872	29,326	20,295
Other expenses	9,162	5,774	4,880
Total expenses	46,034	35,100	25,175

Net loss	$(1,283)	$(2,741)	$(2,297)

Fund share of losses in RUK	$(65)	$(833)	$(699)

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

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

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

In September 2003, transfer restrictions were lifted on the first set of the Reorganized ZAP Shares, at which time Ridgewood ZAP sold approximately 118,000 of those shares to a private individual for $1.00 per share. During the second and third quarters of 2004, Ridgewood ZAP distributed approximately 772,300 shares of the Reorganized ZAP Shares with a market value of $2,100 to the Fund's shareholders and recorded a gain of $1,800. The transfer restrictions on approximately 104,200 Reorganized ZAP Shares were removed in 2005 and the shares were sold in the first quarter of 2006 for an average price of $0.54 per share.

The expiration date of the Series B Warrants was extended by ZAP and in May 2004, Ridgewood ZAP exercised its rights under the Series B warrants to purchase approximately 995,000 shares at $1.07 per share. The Fund sold the shares acquired through exercise of the Series B Warrants in a series of transactions between July 2004 and November 2004 at an average selling price (before transaction costs) of $1.50 per share. Ridgewood ZAP exercised a portion of the Series C warrants in December 2004, with the purchase of approximately 538,000 shares at $3.25 per share. The Fund sold the shares acquired through the exercise of the Series C Warrants in a series of transactions in 2005 at an average price (before transaction costs) of $1.36 per share. The remaining 457,000 of Series C warrants and 994,500 of Series D warrants outstanding at December 31, 2006 expired in June 2007.

The amount of net unrealized gain (loss) on available-for-sale securities included in other comprehensive loss for the years ended December 31, 2006, 2005 and 2004 was $14, ($251) and $111, respectively.  Other comprehensive loss reclassification adjustments for realized gains included in net income on the sale of available-for-sale securities for the years ended December 31, 2006, 2005 and 2004 was $14, $0 and $126, respectively.

In the fourth quarter of 2006, as a result of the losses recognized by the Fund from the disposition of ZAP shares, the Managing Shareholder waived a receivable from the Fund of $300 and contributed $315 in cash to the Fund.

10.  LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2006 and 2005:

	2006	2005
Total long-term debt	$2,629	$3,799
- Sinai	2,061	2,259
- REFI	136	676
- US Hydro	432	864

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

	2006	2005
Current maturity	$855	$1,190
- Sinai	287	217
- REFI	136	540
- US Hydro	432	433

Long-term portion	$1,774	$2,609
- Sinai	1,774	2,042
- REFI	-	136
- US Hydro	-	431

The Sinai Environmental Services S.A.E. (“Sinai”, a consolidated subsidiary of NEH) loan which is secured by a part of its assets bears interest at 11.0% per annum and is non-recourse to the Fund. A provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other lenders. The loan was in default prior to the acquisition of Sinai by NEH and remained in default through the second quarter of 2005. In the second quarter of 2005, the lender and Sinai entered into a revised agreement that included in its terms a modified payment schedule. The revised terms provide for increasing monthly payments over six years starting at 172,000 Egyptian pounds and increasing to 357,000 Egyptian pounds (or approximately $29 to $61 at loan inception exchange rates), including interest, and having a final maturity date of May 1, 2011. As part of the 2005 settlement, the lender agreed to suspend, from the time of the settlement, the obligation of Sinai to repay 1 million Egyptian pounds (approximately $176 at the then settlement exchange rate) of the amount outstanding. If Sinai makes all the scheduled payments in accordance with the modified payment schedule, the suspension will become permanent and the 1 million Egyptian pounds forgiven. In case Sinai fails to make all scheduled payments on time, the suspension will be revoked and the total of the then remaining principal payments required will be increased by 1 million Egyptian pounds. As of the filling date, Sinai has been in compliance with the revised agreement since the inception of the agreement.

During the third quarter of 2002, Ridgewood Egypt For Infrastructure, LLC (Egypt) (“REFI”) executed a term loan agreement with its principal bank which is secured by certain plant assets of REFI. The bank provided a loan of 12,500,000 Egyptian pounds (approximately $2,688) that is being repaid in quarterly principal installments of 781,000 Egyptian pounds (approximately $168) starting June 2003 through final maturity at March 31, 2007. Outstanding borrowings bear interest at the bank’s medium term loan rate plus 0.5% (12.5% at December 31, 2006).

Five of US Hydro’ hydro-electric power plants are financed by a term loan containing rights for the borrower to re-set interest rates from time-to-time. The effective interest rate was 7.49% at December 31, 2006. This credit facility is collateralized by five hydroelectric plants and notes receivable owned by US Hydro. At December 31, 2006, the carrying value of hydroelectric plants and notes receivable was higher than the face value of the loan. As of the filing date, US Hydro is in compliance with all material provisions of the term loan. The Fund is required to pay an additional amount equal to 10% of the cash flow, as defined, of the financed projects plus 10% of any net proceeds, as defined, from the sale or refinancing of any of the financed projects. US Hydro is also required to make an additional annual payment of 50% of excess cash flow, as defined. No additional payments were required for the year ended December 31, 2006.

Scheduled principal repayments of the Fund’s long-term debt at December 31, 2006 are as follows:

2007	$855
2008	374
2009	468
2010	627
2011	305
Total	$2,629

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

11.  COMMITMENTS AND CONTINGENCIES

The facility at Union Falls has leased the site under a non-cancelable long-term lease which terminates in 2024. Rent expense on a straight-line basis at this site was $295 for each of the years ended December 31, 2006, 2005 and 2004. The facility of US Hydro at the Box Canyon dam in Siskiyou County, California is owned subject to a ground lease which US Hydro treats for financial reporting purposes as an operating lease. The lease terminates on December 31, 2010, at which time US Hydro is obligated to transfer the facility at the site to the Siskiyou County Flood Control and Water Conservation District. The lease payment for Box Canyon was $500 for each of the years ended December 31, 2006, 2005 and 2004, respectively.

Minimum lease payments at December 31, 2006 are as follows:

2007	$700
2008	710
2009	721
2010	732
2011	243
Thereafter	4,521
Total	$7,627

The Fund has certain other leases that require payments based upon a percentage of the annual gross revenue of the respective hydroelectric plant less any taxes or other fees paid to the lessors. There are no minimum rents required and these commitments are not included in the amounts presented above. Rent expense for these hydroelectric plants for the years ended December 31, 2006, 2005 and 2004 was $11, $10 and $6, respectively.

In accordance with Egyptian company law, the Egypt projects are required to record 5% of annual net profits to a statutory reserve which will cease when the reserve reaches 50% of issued capital. The statutory reserve is not eligible for distribution to members. The statutory reserve amounted to $223 and $97 at December 31, 2006 and 2005, respectively.

On December 31, 2005, an investor in the Fund and funds affiliated with the Fund filed an Amended Complaint and Jury Demand in Massachusetts Superior Court against, affiliated entities of the Fund including the Managing Shareholder and the Chairman of the Fund. The plaintiff alleges violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment all related to a set of alleged facts and allegations regarding the sale of securities of the Fund and funds affiliated with the Fund sold in private offerings and the operation of those funds and the Fund subsequent to the sale. The plaintiff is seeking damages of $900 with interest and other damages to be determined at trial. In February 2007, the plaintiff instituted a second lawsuit in Massachusetts state court against the Fund and affiliated entities alleging that the allocation of the proceeds from the sale of RUK assets was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The court denied  the injunction, and the matter is currently pending in Massachusetts state court and no trial date has been set. All defendants deny the allegations and intend to defend both actions vigorously.

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

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

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

12.  OTHER LIABILITIES

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

In the case of the first settlement, on November 21, 2003, NEH agreed to make a single payment to the party of $281, and to make monthly installment payments of $8, until June 1, 2013. NEH had a liability of $429 at December 31, 2006 to reflect this obligation.

In the case of the second settlement, on April 7, 2005, NEH agreed with the party to make quarterly payments of $30 for so long as the Egypt projects remain operational. In the event that the Egypt projects are sold, an amount equal to the present value of the subsequent ten-years of payments would be made in settlement of the remaining obligation. NEH had a liability of $876 at December 31, 2006 to reflect this obligation.

Schedule of future discounted principal payments related to the settlements as of December 31, 2006 are as follows:

2007	$83
2008	92
2009	101
2010	112
2011	123
Thereafter	794
Total	$1,305

13.  INCOME TAXES

The components of loss before provision for income taxes for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
United States	$(1,226)	$(2,311)	$1,346
Foreign	146	(1,510)	(2,865)
	$(1,080)	$(3,821)	$(1,519)

The foreign component includes income of $211 from NEH for the year ended December 31, 2006 and losses from NEH of $677 and $2,166 for the years ended December 31, 2005 and 2004, respectively, that is subject to an Egyptian tax holiday. It also includes foreign losses of $65, $833 and $699, respectively, from RUK which is reported net of tax effect consistent with the equity method of accounting.

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 consists of:

	2006	2005	2004

Current
State	$152	$305	$176

Deferred
Federal	(159)	(85)	(882)
State	(70)	(82)	(67)
Income tax (expense) benefit	$(77)	$138	$(773)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Components of the Fund’s deferred income tax assets and liabilities at December 31, 2006 and 2005 are as follows:

	2006	2005

Deferred tax asset
NOL carryforward - noncurrent	$1,578	$1,319
Notes receivable - current	-	429

	1,578	1,748
Less: valuation allowance	(406)	(336)

Total deferred tax asset	1,172	1,412

Deferred tax liabilities
Amortization and depreciation - noncurrent	(2,029)	(2,498)

Net deferred tax liabilities	$(857)	$(1,086)

The Fund’s effective tax rate differs from the statutory federal income tax rate for the years ended December 31, 2006, 2005 and 2004 as follows:

	2006	2005	2004
US federal income taxes at the statutory rate	0%	0%	0%
Income (loss) subject to tax at the US Hydro
level (at statutory rate)	18%	3%	44%
State taxes	-5%	-3%	-3%
Other	-	-4%	5%
Fund's effective tax rate	13%	-4%	46%

At December 31, 2006, the Fund had a Federal net operating loss (NOL) carryforward of $3,447, which will be expiring in 2023 through 2026. The Fund believes it is more likely than not that it will realize the benefit of its net operating losses. Accordingly, a valuation allowance has not been recorded against the related deferred tax asset. The Fund’s ability to realize the benefit of its net operating losses may be limited should the Fund undergo an ownership change within the meaning of IRC Section 382.

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

In addition, at December 31, 2006, the Fund had a state NOL carryforward of $8,779, which will be expiring in 2023 through 2026. The Fund does not believe it is more likely than not that it will realize the benefit of this NOL carryforward as it does not project there will be future taxable income in the entity and jurisdiction to which this NOL was generated. Accordingly, the Fund has recorded a valuation allowance against the full amount of the related deferred tax asset.

14.  TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

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

The Managing Shareholder waived its right to receive its management fee for 2006 and 2005. For 2004, the Managing Shareholder waived 50% of the management fee due of $823. The Fund recorded the waived management fees as deemed capital contributions in the periods in which the fees accrued. The shareholders of the Fund other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued. For the year ended December 31, 2004, the Fund made management fee payments to the Managing Shareholder of $317.

For the years ended December 31, 2006, 2005 and 2004, the Fund accrued interest expense of $92, $262 and $187, respectively, on accrued but unpaid management fees. All of the interest accrued has been waived by the Managing Shareholder and recorded as a deemed capital contribution as waived.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management (“RPM”), an entity related to the Managing Shareholder through common ownership, provides management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. During the years ended December 31, 2006, 2005 and 2004, RPM charged US Hydro $624, $581 and $489, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2006, 2005 and 2004 RPM charged US Hydro $5,421, $3,234 and $2,968, respectively, for all of the direct operating and non-operating expenses incurred. These charges may not be indicative of costs incurred if the Fund were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Fund other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholders is entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 25% of all remaining distributions of the Fund. For the years ended December 31, 2006, 2005 and 2004 the Managing Shareholder received a distribution of $17, $13 and $13, respectively.

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

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

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

RRP owns one Investor Share of the Fund. The Fund granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

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

The Fund records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At December 31, 2006 and 2005, the Fund had outstanding payables and receivables as follows:

	December 31,		December 31,
	2006	2005	2006	2005
	Due from		Due to

RPM	$-	$-	$245	$335
RRP	107	-	-	186
Trust V	211	538	-	-
Egypt Fund	-	-	127	207
RUK	-	195	312	-
Other Affiliates	12	-	-	153
Total	$330	$733	$684	$881

15.  FINANCIAL INFORMATION BY BUSINESS SEGMENT AND LOCATION

In 2006, 2005 and 2004, revenues were recorded from customers of US Hydro and Egypt projects. The financial statements of RUK and ZAP are not consolidated with those of the Fund and, accordingly, their revenues are not considered to be operating revenues. For the years ended December 31, 2006, 2005 and 2004, financial information by geographic location was as follows:

	2006		2005		2004
	US	Egypt	US	Egypt	US	Egypt

Total assets	$9,810	$21,103	$12,141	$21,934	$17,670	$21,219
Revenues	5,357	8,161	5,539	6,742	5,096	5,489

The Fund has two customers which accounted for 75.5%, 70.3% and 76.8% of US sourced revenue in 2006, 2005 and 2004, respectively. The Fund has two customers which accounted for 16.5%, 18.0% and 19.5% of Egypt sourced revenue in 2006, 2005 and 2004, respectively.

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

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

The financial data for business segments for the years ended December 31, 2006, 2005 and 2004 are as follows (unaudited):

	Power
	2006	2005	2004

Revenues	$5,357	$5,539	$5,096
Depreciation and amortization	1,302	1,597	1,709
Gross profit	2,629	2,440	1,968
Interest income	74	83	10
Interest expense	43	56	86
Income tax (benefit) expense	(77)	138	(773)
Total assets	8,373	10,785	17,221
Capital expenditures	28	-	2
Goodwill	227	227	227

	Water
	2006	2005	2004

Revenues	$8,161	$6,742	$5,489
Depreciation and amortization	2,307	2,173	2,022
Gross profit	1,889	1,120	443
Interest income	10	7	9
Interest expense	209	677	604
Total assets	21,103	21,934	21,219
Capital expenditures	680	2,038	370

	Corporate
	2006	2005	2004

Interest income	$12	$6	$1
Interest expense	93	262	186
Equity in loss from RUK	(65)	(833)	(699)
Investment in RUK	-	114	2,149
Total assets	1,437	1,356	449

	Consolidated
	2006	2005	2004

Revenues	$13,518	$12,281	$10,585
Depreciation and amortization	3,609	3,770	3,731
Gross profit	4,518	3,560	2,411
Interest income	96	96	20
Interest expense	345	995	876
Income tax (benefit) expense	(77)	138	(773)
Total assets	30,913	34,075	38,889
Capital expenditures	708	2,038	372
Goodwill	227	227	227
Equity in loss from RUK	(65)	(833)	(699)
Investment in RUK	-	114	2,149

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

16.      SELECTED UNAUDITED QUARTERLY FINANCIAL DATA

	2006 Quarters
	1st	2nd	3rd	4th
Revenues	$3,461	$3,838	$3,082	$3,137
Gross profit	1,233	1,791	431	1,063
Income (loss) from operations	157	748	(742)	(384)
Net (loss) income	(221)	134	(377)	(539)
Net (loss) income per Investor Share	(332)	202	(567)	(812)

	2005 Quarters
	1st	2nd	3rd	4th
Revenues	$2,915	$3,514	$2,875	$2,977
Gross profit	975	1,397	421	767
(Loss) income from operations	(930)	280	(582)	(439)
Net loss	(656)	(241)	(1,694)	(1,368)
Net loss per Investor Share	(987)	(363)	(2,548)	(2,057)

17.  SUBSEQUENT EVENTS

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

The Sellers gave a number of warranties and indemnities to the Buyer in connection with the Sale that considers typical of such transactions. Should there be a breach or breaches of the warranties or should an indemnifiable event occur, the Buyer could make claims against the Sellers including RUK. Management of RUK does not believe there is a material likelihood that such a claim will arise or that, should such a claim arise, RUK would incur a material liability. This belief is based, in part, on the Sellers having purchased warranty and indemnity insurance to minimize such risk. There are no current plans to reserve or provide an escrow for the contingent liabilities represented by these warranties and indemnities. As of the date of this filing, the Fund is not aware of any claims. RUK has distributed all but a nominal amount of sale proceeds to its shareholders.

The Ridgewood Power Growth Fund
Notes to Consolidated Financial Statements
(dollar amounts in thousands, except per share data)

On December 30, 2005, an investor in the Fund and entities affiliated with the Fund, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (the “Plaintiff”), filed a Complaint in Suffolk Superior Court, Commonwealth of Massachusetts, Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron I”).  The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of funds (including the Fund) managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of those funds subsequent to the sale.  The Plaintiff is seeking damages of $900 plus interest and other damages to be determined at trial.

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

In October 2007, the Managing Shareholder announced that it will be marketing the assets of NEH for sale.