Form 10-Q
period 2007-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2008-03-20
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

As of January 31, 2008, there were 658.1067 Investor Shares outstanding.

                     FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$1,929	$2,588
Accounts receivable, net of allowance	1,601	1,237
Notes receivable - current portion	148	146
Due from affiliates	561	330
Inventory	802	630
Prepaid expenses and other current assets	620	478
Total current assets	5,661	5,409
Notes receivable - noncurrent portion	1,332	1,364
Investments	2,856	50
Property, plant and equipment, net	18,855	19,189
Goodwill	227	227
Intangibles, net	4,331	4,626
Other assets	155	48

Total assets	$33,417	$30,913

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$861	$571
Accrued expenses	349	337
Long-term debt - current portion	632	855
Due to affiliates	832	684
Total current liabilities	2,674	2,447
Long-term debt - noncurrent portion	1,688	1,774
Other liabilities	1,739	1,738
Deferred income taxes, net	1,161	857
Minority interest	6,372	6,371
Total liabilities	13,634	13,187

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (658.1067 Investor Shares
issued and outstanding)	20,163	18,090
Managing Shareholder's accumulated deficit (1 management
share issued and outstanding)	(380)	(364)
Total shareholders’ equity	19,783	17,726

Total liabilities and shareholders’ equity	$33,417	$30,913

  The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2007	2006

Revenues	$3,542	$3,461

Cost of revenues	2,075	2,228

Gross profit	1,467	1,233

Operating expenses:
General and administrative expenses	1,305	665
Management fee to Managing Shareholder	411	411
Total operating expenses	1,716	1,076

(Loss) income from operations	(249)	157

Other income (expense):
Interest income	40	20
Interest expense	(101)	(68)
Equity in income (loss) from RUK	16,499	(61)
Gain on sale of ZAP securities	-	3
Other income	-	18
Total other income (expense), net	16,438	(88)

Income before income tax and minority interest	16,189	69

Income tax expense	343	158

Income (loss) before minority interest	15,846	(89)

Minority interest in the earnings of subsidiaries	(12)	(132)

Net income (loss)	15,834	(221)

Foreign currency translation adjustment	(493)	71
Unrealized gain on ZAP securities	-	14

Comprehensive income (loss)	$15,341	$(136)

Managing Shareholder - Net loss	$(9)	$(2)
Shareholders - Net income (loss)	15,843	(219)
Net income (loss) per Investor Share	24,073	(332)
Distributions per Investor Share	20,500	500

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net cash provided by operating activities	$188	$1,074

Cash flows from investing activities:
Capital expenditures	(310)	(74)
Proceeds from sale of equipment	11	-
Collections on notes receivable	30	51
Proceeds from sale of ZAP securities	-	45
Distributions from RUK	13,224	-
Net cash provided by investing activities	12,955	22

Cash flows from financing activities:
Cash distributions to shareholders	(13,497)	(332)
Cash distributions to minority shareholders	-	(285)
Repayments under bank loans	(302)	(179)
Net cash used in financing activities	(13,799)	(796)

Effect of exchange rate on cash and cash equivalents	(3)	-

Net (decrease) increase in cash and cash equivalents	(659)	300
Cash and cash equivalents, beginning of period	2,588	1,906
Cash and cash equivalents, end of period	$1,929	$2,206

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.      BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with The Ridgewood Power Growth Fund (the “Fund”) Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on December 14, 2007 (the “2006 Form 10-K”). No significant changes have been made to the Fund’s accounting policies and estimates disclosed in its 2006 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2007, and for the three months ended March 31, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

The accompanying unaudited condensed consolidated financial statements give effect to the sale (the “Sale”) of the interests of Ridgewood UK, LLC (“RUK”) in CLPE Holdings Limited (“CLPE”) (see Note 2).

2.      DESCRIPTION OF BUSINESS

The Fund is a Delaware trust formed in February 1997. The Fund began offering shares on February 9, 1998 and concluded its offering in April 2000. The objective of the Fund is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Fund is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”).

The Fund has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. The projects owned by the Fund have characteristics that qualify the projects for government incentives. Among the possible incentives are ancillary revenue opportunities related to the fuel used by the power plants or tax incentives provided to projects in remote locations.

The Fund’s accompanying condensed consolidated financial statements include the accounts of the Fund, Ridgewood US Hydro Corporation (“US Hydro”) and Ridgewood Near East Holding LLC (“NEH”). The Fund’s condensed consolidated financial statements also include the Fund’s 30.4% interest in RUK which is accounted for under the equity method of accounting as the Fund has the ability to exercise significant influence but does not control the operating and financial policies of RUK.

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

On February 22, 2007, RUK completed the Sale of all of the issued and outstanding shares of CLPE to MEIF LG Energy Limited as part of a sale agreement dated January 23, 2007. Concurrent with the Sale, RUK and affiliated entities terminated certain sharing agreements amongst themselves. The gain on disposal represents proceeds, less transaction costs and the net asset value of CLPE, plus the reversal of previously recorded foreign currency translation adjustments. The Managing Shareholder waived its right to receive its 1% of the distributions from these transactions. As a result, the gain from the Sale and related cash distributions, except the reversal of the current translation adjustment, are allocated solely to Investor Shares. The currency translation adjustment reversal is allocated on the same basis as its initial recording, 99% to Investor Shares and 1% to the Managing Shareholder.

The Managing Shareholder announced that it intends to market the assets of NEH and also intends to market US Hydro for sale. These assets represent the remaining investments of the Fund.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.      RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On February 1, 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal year beginning after December 15, 2007. The Fund has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Fund beginning January 1, 2008. The Fund is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Fund beginning January 1, 2008. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Fund until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Fund is currently evaluating the impact of adopting SFAS 157 on its condensed consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Fund beginning January 1, 2008. The Fund is currently evaluating the impact of adopting SFAS 159 on its condensed consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity.  It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will be effective for the Fund beginning January 1, 2009. The Fund is currently evaluating the impact of adopting SFAS 160 on its condensed consolidated financial statements.

4.      INVENTORY

At March 31, 2007 and December 31, 2006, inventories are as follows:

	March 31,	December 31,
	2007	2006
Consumables	$690	$570
Fuel	112	60
Total	$802	$630

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

5.      INVESTMENTS

On February 22, 2007, RUK completed the Sale of all of the issued and outstanding shares of CLPE as discussed in Note 2.

Summarized statements of operations data for RUK for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006

Revenues	$7,552	$8,255

Gross profit	1,740	1,535

Income from operations	1,539	1,395

Gain on disposal	54,979	-

Net income (loss)	$55,342	$(200)

Fund share of income (loss) in RUK	$16,499	$(61)

6.      TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund operates pursuant to the terms of a management agreement. Under the terms of the management agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Fund. In return, the Fund is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Fund, or $1,645 annually, as compensation for such services. During the first quarter of 2007, the Managing Shareholder forgave $213 of unpaid accrued management fees and related interest, which were recorded as capital contributions. The shareholders of the Fund other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

The Fund records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At March 31, 2007 and December 31, 2006, the Fund had outstanding receivables and payables as follows:

	Due from		Due to
	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006

Ridgewood Power Management LLC	$-	$-	$291	$245
RRP	-	107	432	-
Trust V	276	211	-	-
Egypt Fund	-	-	109	127
RUK	285	-	-	312
Other Affiliates	-	12	-	-
Total	$561	$330	$832	$684

7.      INCOME TAXES

Except for US Hydro, no provision is made for US income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.  As a result, changes in the Fund’s pre-tax income (loss) do not necessarily lead to changes in income tax expense, thereby resulting in volatility of the effective tax rate.  US Hydro operates in several tax jurisdictions and, as a result, the geographic mix of US Hydro’s pre-tax income or loss can also impact the Fund’s overall effective tax rate.  The Fund has calculated its actual tax provision based upon year-to-date results.  Such an approach is allowed under FASB Interpretation No. 18, as the Fund has determined that it cannot estimate an annual effective tax rate with reasonable accuracy.  The income tax (benefit) expense on income before minority interest and income tax for the three months ended March 31, 2007 and 2006 was ($16) and $158, respectively.

The Fund’s Egyptian subsidiary, NEH, has a ten year income tax holiday that expires on December 31, 2010. For the three months ended March 31, 2007, the Fund recorded income tax expense of $359 resulting from book to tax differences that are scheduled to exist at the expiration of the tax holiday.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

8.      COMMITMENTS AND CONTINGENCIES

On August 16, 2006, the Managing Shareholder and affiliates of the Fund filed lawsuits against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and its affiliates alleging breach of contract due to unpaid invoices totaling $1,188. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Fund.

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

On March 20, 2007, the Plaintiff commenced a derivative action, in Suffolk Superior Court, Commonwealth of Massachusetts.  Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron II”).  The Plaintiff joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds.  The Superior Court denied the request by the Plaintiff for an injunction.  The case was then removed by the defendants to the same District Court as Bergeron I, but the District Court remanded the case to Massachusetts Superior Court on July 5, 2007, where it is presently pending.  On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in Trust V and one in the Fund, as additional plaintiffs.  On March 12, 2008, the defendants’ Motion to Dismiss Bergeron as a plaintiff in the Bergeron II matter due to potential conflicts he has with the Bergeron I matter was denied by the Superior Court.    Discovery will now begin in the Bergeron II matter.  No trial date has been set.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

RUK gave number of warranties and indemnities to the purchaser of CLPE. Should there be a breach of the warranties or should an indemnifiable event occur, the buyer could make claims against RUK. RUK purchased warranty and indemnity insurance to minimize such risk.

The Fund is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Fund may be required to record additional litigation expense.  While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Fund, based on its evaluation of matters which are pending or asserted, the Fund’s management believes the disposition of such matters will not have a material adverse effect on the Fund’s business or financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

 9.      FINANCIAL INFORMATION BY BUSINESS SEGMENT

The Fund manages and evaluates its operations in two reportable business segments: power generation and water desalinization. These segments have been classified separately by the similarities in economic characteristics and customer base.  Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amounts invested. The water segment is located in Egypt.

Business segment financial data for the three months ended March 31, 2007 and 2006 is as follows:

	Power
	Three Months Ended March 31,
	2007	2006

Revenues	$1,451	$1,916
Gross profit	772	1,159
Total assets	8,676	10,643

	Water
	Three Months Ended March 31,
	2007	2006

Revenues	$2,091	$1,545
Gross profit	695	74
Total assets	21,009	21,379

	Corporate
	Three Months Ended March 31,
	2007	2006

Total assets	$3,732	$332

	Consolidated
	Three Months Ended March 31,
	2007	2006

Revenues	$3,542	$3,461
Gross profit	1,467	1,233
Total assets	33,417	32,354

10.      SUBSEQUENT EVENTS

In October 2007, the Managing Shareholder announced that it intends to market for sale the assets of NEH and in January 2008, announced that it also intends to market US Hydro for sale.

In the fourth quarter of 2007, the Managing Shareholder waived $934 due from the Fund relating to professional services, which was recorded as a capital contribution at that time. The waiver included $395 of the Fund’s intercompany payables existing at March 31, 2007.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of  March 31, 2007 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the three months ended March 31, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fund’s 2006 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fund’s 2006 Form 10-K. The Fund undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its condensed consolidated financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s condensed consolidated financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No material changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2006 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

Revenues of $3.5 million in the first quarter of 2007 were comparable to those in the first quarter of 2006. Revenues from US Hydro operations decreased $0.5 million to $1.4 million in the first quarter of 2007 as a result of lower outputs resulting from lower levels of precipitation.  Revenues from NEH operations increased $0.5 million to $2.1 million in the first quarter of 2007 primarily attributable to increases in water volume sales due to greater tourism in the NEH market area.

Cost of revenues for the first quarter of 2007 was approximately $2 million compared to $2.2 million for 2006, a decrease of approximately $0.2 million, or 6.9%. This was primarily due to a decrease in amortization expense and repairs and maintenance in the US Hydro operations.

Gross profit increased by $0.2 million, or 19%, from $1.2 million in the first quarter of 2006 to approximately $1.4 million in the first quarter of 2007. The gross profit of NEH operations increased by $0.6 million from $0.1 million in the first quarter of 2006 to $0.7 million for the same period in 2007 primarily due to an increase in revenues. US Hydro gross profit decreased by $0.4 million from $1.2 million in the first quarter of 2006 to $0.8 million for the same period in 2007, due to a decrease in revenues and an increase in cost of revenues.

General and administrative expenses increased by $0.6 million to $1.3 million for the first three months of 2007 as compared to $0.7 million for the same period in 2006. The increase in general and administrative expenses in the first quarter of 2007 was primarily due to increased overhead expenses in NEH operations.

The Fund recorded equity income from its investment in RUK of $16.5 million in the first quarter of 2007 compared to equity loss of $0.1 million for the same period in 2006. During the first quarter of 2007, RUK completed the Sale of all of the issued and outstanding shares of CLPE to MEIF LG Energy Limited. See Note 2, “Description of Business,” in the notes to the condensed consolidated financial statements contained herein for further discussion.

In the first quarter of 2007, the Fund recorded an income tax expense of $0.3 million compared to income tax expense of $0.2 million in the first quarter of 2006. The increase in income tax expense of approximately $0.1 million was due to recording of deferred tax liabilities relating to book and tax differences of Egyptian assets, partially offset by a decrease in US Hydro net income for the quarter ended March 31, 2007 and to the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of the US Hydro projects.

Total assets at March 31, 2007 were $33.4 million, an increase of $2.5 million from the December 31, 2006 balance of $30.9 million. The increase in total assets was primarily due to increases of $2.8 million in investments, $0.2 million in due from affiliates and $0.4 million in accounts receivable, partially offset by a decrease of $0.7 million in cash and cash equivalents. Total liabilities increased by $0.4 million from $13.2 million at December 31, 2006 to $13.6 million at March 31, 2007. The increase in total liabilities was primarily due to an increase of $0.1 million in due to affiliates and $0.3 million each in accounts payable and deferred tax liability, partially offset by a decrease of $0.3 million in long-term debt.

 Liquidity and Capital Resources

Three months ended March 31, 2007 compared to the three months ended March 31, 2006

At March 31, 2007, the Fund had cash and cash equivalents of $1.9 million, a decrease of approximately $0.6 million from December 31, 2006. The cash flows for the three months ended March 31, 2007 were $0.2 million provided by operating activities, $13 million provided by investing activities, $13.8 million used in financing activities and a $3,000 negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the three months ended March 31, 2007 was $0.2 million compared to $1.1 million for the three months ended March 31, 2006. The decrease of $0.9 million in cash flow in the first quarter of 2007 was primarily due to an increase in due to/from affiliates and an increase in accounts receivable.

For the three months ended March 31, 2007, investing activities provided cash of $13 million as compared to $22,000 for the three months ended March 31, 2006. Cash provided by investing activities for the first quarter of 2007 primarily included $13.2 million in distributions from RUK relating to the Sale of CLPE partially offset by $0.3 million in capital expenditures. In the first quarter of 2006, cash provided by investing activities included $0.1 million from collection on notes receivable and $45,000 of proceeds from the sale of ZAP securities, partially offset by $0.1 million in capital expenditures.

Cash used in financing activities for the first quarter of 2007 was $13.8 million compared to $0.8 million used in the first quarter of 2006. The increase of $13 million in cash used in financing activities in the 2007 period was primarily due to distributions to shareholders relating to the Sale of CLPE.

Future Liquidity and Capital Resource Requirements

The Fund expects cash flows from operating activities, along with existing cash and cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Fund’s 2006 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure required by this Item is omitted pursuant to Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Fund’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Fund as of March 31, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

•
During the fourth quarter of 2007, the Fund expanded its disclosure controls and procedures. The Fund documented many of its existing informal procedures, established a compliance-focused disclosure committee, formalized monthly closing procedures, implemented a corporate whistleblower policy, and improved corporate oversight over the Fund’s NEH operations.

The Fund believes that the completion of the expansion of the accounting and financial reporting staff and the implementation of the above procedures will mitigate the above weaknesses. However, due to the Fund’s delinquencies in meeting its filing deadlines under the Exchange Act, the Fund expects these deficiencies to continue to be material weaknesses at least until such time as the Fund is no longer delinquent in its Exchange Act filings.

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

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 16, 2006, the Managing Shareholder and affiliates of the Fund filed lawsuits against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and its affiliates alleging breach of contract due to unpaid invoices totaling $1,188,000. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Fund.

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

On March 20, 2007, the Plaintiff commenced a derivative action, in Suffolk Superior Court, Commonwealth of Massachusetts.  Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron II”).  The Plaintiff joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds.  The Superior Court denied the request by the Plaintiff for an injunction.  The case was then removed by the defendants to the same District Court as Bergeron I, but the District Court remanded the case to Massachusetts Superior Court on July 5, 2007, where it is presently pending.  On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in Trust V and one in the Fund , as additional plaintiffs.  On March 12, 2008, the defendants’ Motion to Dismiss Bergeron as a plaintiff in the Bergeron II matter due to potential conflicts he has with the Bergeron I matter was denied by the Superior Court.    Discovery will now begin in the Bergeron II matter.  No trial date has been set.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

ITEM 1A.  RISK FACTORS

 There have been no material changes from the risk factors disclosed in the Fund’s 2006 Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.		Description

10.1
Deed of Waiver dated January 22, 2007 between Randall D. Holmes and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K filed by the Registrant with the SEC on August 17, 2007).

10.2
Compromise Agreement dated February 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K filed by the Registrant with the SEC on August 17, 2007).

10.3
Agreement made on January 23, 2007 by and among Ridgewood UK LLC, Arbutus Energy Limited, Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC, and MEIF LG Energy Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K of the Ridgewood Electric Power Trust V filed with the SEC on January 29, 2007).

10.4
Sellers Agreement entered into as of January 23, 2007 by and among Ridgewood UK, LLC, and Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC, Arbutus Energy Limited, Ridgewood Renewable PowerBank LLC, Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC, Ridgewood Renewable PowerBank IV LLC, Ridgewood Electric Power Trust V, The Ridgewood Power Growth Trust, Ridgewood Renewable Power LLC and Ridgewood Management Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K of the Ridgewood Electric Power Trust V filed with the SEC on January 29, 2007).

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

THE RIDGEWOOD POWER GROWTH FUND

Date: March 19, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Date: March 19, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)