Form 10-Q
period 2007-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2008-03-20
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,736	$2,588
Accounts receivable, net of allowance	1,253	1,237
Notes receivable - current portion	142	146
Due from affiliates	494	330
Inventory	864	630
Prepaid expenses and other current assets	467	478
Total current assets	8,956	5,409
Notes receivable - noncurrent portion	1,300	1,364
Investments	337	50
Property, plant and equipment, net	18,745	19,189
Goodwill	227	227
Intangibles, net	4,037	4,626
Other assets	246	48

Total assets	$33,848	$30,913

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$963	$571
Accrued expenses	331	337
Long-term debt - current portion	545	855
Due to affiliates	1,187	684
Total current liabilities	3,026	2,447
Long-term debt - noncurrent portion	1,602	1,774
Other liabilities	1,739	1,738
Deferred income taxes, net	1,076	857
Minority interest	6,588	6,371
Total liabilities	14,031	13,187

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (658.1067 Investor Shares issued and
outstanding)	20,196	18,090
Managing Shareholder's accumulated deficit (1 management
share issued and outstanding)	(379)	(364)
Total shareholders’ equity	19,817	17,726

Total liabilities and shareholders’ equity	$33,848	$30,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$7,286	$7,299	$3,744	$3,838

Cost of revenues	4,286	4,275	2,211	2,047

Gross profit	3,000	3,024	1,533	1,791

Operating expenses:
General and administrative expenses	2,346	1,296	1,041	631
Management fee to Managing Shareholder	823	823	412	412
Total operating expenses	3,169	2,119	1,453	1,043

(Loss) income from operations	(169)	905	80	748

Other income (expense):
Interest income	61	39	21	19
Interest expense	(177)	(152)	(76)	(84)
Equity in income (loss) from RUK	16,480	(89)	(19)	(28)
Disposition of ZAP securities	(50)	3	(50)	-
Other income (expense), net	10	(7)	10	(25)
Total other income (expense), net	16,324	(206)	(114)	(118)

Income (loss) before income tax and minority interest	16,155	699	(34)	630

Income tax expense (benefit)	298	392	(45)	234

Income before minority interest	15,857	307	11	396

Minority interest in the earnings of subsidiaries	(219)	(394)	(207)	(262)

Net income (loss)	15,638	(87)	(196)	134

Foreign currency translation adjustment	(471)	48	22	(23)
Unrealized gain on ZAP securities	-	14	-	-

Comprehensive income (loss)	$15,167	$(25)	$(174)	$111

Managing Shareholder - Net (loss) income	$(11)	$(1)	$(2)	$1
Shareholders - Net income (loss)	15,649	(86)	(194)	133
Net income (loss) per Investor Share	23,778	(131)	(295)	201
Distributions per Investor Share	20,500	1,000	-	500

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net cash provided by operating activities	$2,145	$3,006

Cash flows from investing activities:
Capital expenditures	(783)	(271)
Proceeds from sale of equipment	11	32
Collections on notes receivable	69	81
Proceeds from sale of ZAP securities	-	45
Distribution from RUK	15,674	-
Net cash provided by (used in) investing activities	14,971	(113)

Cash flows from financing activities:
Cash distributions to shareholders	(13,497)	(665)
Cash distributions to minority shareholders	-	(511)
Repayments under bank loans	(478)	(509)
Net cash used in financing activities	(13,975)	(1,685)

Effect of exchange rate on cash and cash equivalents	7	(2)

Net increase in cash and cash equivalents	3,148	1,206
Cash and cash equivalents, beginning of period	2,588	1,906
Cash and cash equivalents, end of period	$5,736	$3,112

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2007, and for the six and three month periods ended June 30, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

4.     INVENTORY

At June 30, 2007 and December 31, 2006, inventories are as follows:

	June 30,	December 31,
	2007	2006
Consumables	$743	$570
Fuel	121	60
Total	$864	$630

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

5.      INVESTMENTS

On February 22, 2007, RUK completed the Sale of all of the issued and outstanding shares of CLPE as discussed in Note 2.

Summarized statements of operations data for RUK for the six and three months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$7,552	$19,202	$-	$10,947

Gross profit	1,740	3,269	-	1,734

Income (loss) from operations	1,404	2,968	(135)	1,573

Gain on disposal	54,979	-	-	-

Net income (loss)	$55,280	$(293)	$(62)	$(93)

Fund share of income (loss) in RUK	$16,480	$(89)	$(19)	$(28)

6.      TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund operates pursuant to the terms of a management agreement. Under the terms of the management agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Fund. In return, the Fund is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Fund, or $1,645 annually, as compensation for such services. During the first six months of 2007, the Managing Shareholder forgave $422 of unpaid accrued management fees and related interest, which were recorded as capital contributions. The shareholders of the Fund other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

The Fund records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At June 30, 2007 and December 31, 2006, the Fund had outstanding receivables and payables as follows:

	Due from		Due to
	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006

Ridgewood Power Management LLC	$-	$-	$300	$245
RRP	-	107	445	-
Trust V	494	211	-	-
Egypt Fund	-	-	91	127
RUK	-	-	351	312
Other Affiliates	-	12	-	-
Total	$494	$330	$1,187	$684

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

7.      INCOME TAXES

Except for US Hydro, no provision is made for US income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.  As a result, changes in the Fund’s pre-tax income (loss) do not necessarily lead to changes in income tax expense, thereby resulting in volatility of the effective tax rate.  US Hydro operates in several tax jurisdictions and, as a result, the geographic mix of US Hydro’s pre-tax income or loss can also impact the Fund’s overall effective tax rate.  The Fund has calculated its actual tax provision based upon year-to-date results.  Such an approach is allowed under FASB Interpretation No. 18, as the Fund has determined that it cannot estimate an annual effective tax rate with reasonable accuracy.  The income tax (benefit) expense on income before minority interest and income tax for the six months ended June 30, 2007 and 2006 was ($61) and $392, respectively. Income tax (benefit) expense before minority interest and income tax for the three months ended June 30, 2007 and 2006 was ($45) and $234, respectively.

The Fund’s Egyptian subsidiary, NEH, has a ten year income tax holiday that expires on December 31, 2010. For the six months ended June 30, 2007, the Fund recorded income tax expense of $359 resulting from book to tax differences that are scheduled to exist at the expiration of the tax holiday.

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

Business segment financial data for the six and three months ended June 30, 2007 and 2006 is as follows:

	Power		Power
	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$2,623	$3,762	$1,172	$1,846
Gross profit	1,285	2,383	513	1,224
Total assets	8,251	10,987	8,251	10,987

	Water		Water
	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$4,663	$3,537	$2,572	$1,992
Gross profit	1,715	641	1,020	567
Total assets	21,508	21,217	21,508	21,217

	Corporate		Corporate
	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Total assets	$4,089	$293	$4,089	$293

	Consolidated		Consolidated
	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

Revenues	$7,286	$7,299	$3,744	$3,838
Gross profit	3,000	3,024	1,533	1,791
Total assets	33,848	32,497	33,848	32,497

10.   SUBSEQUENT EVENTS

In October 2007, the Managing Shareholder announced that it intends to market for sale the assets of NEH and in January 2008, announced that it also intends to market US Hydro for sale.

In the fourth quarter of 2007, the Managing Shareholder waived $934 due from the Fund relating to professional services, which was recorded as a capital contribution at that time. The waiver included $576 of the Fund’s intercompany payables existing at June 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of June 30, 2007 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the six and three month periods ended June 30, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fund’s 2006 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.   These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Fund’s 2006 Form 10-K. The Fund undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Results of Operations and Changes in Financial Condition

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

Revenues of $7.3 million in the first six months of 2007 were comparable to the same period in 2006. Revenues from US Hydro operations decreased $1.1 million to $2.6 million in the first six months of 2007 as a result of lower outputs resulting from lower levels of precipitation.  Revenues from NEH operations increased $1.1 million to $4.7 million in the first six months of 2007 primarily attributable to increases in water volume sales due to greater tourism in the NEH market area.

Gross profit of $3 million for the six months ended June 30, 2007 was comparable to the same period in 2006.

General and administrative expenses increased by $1 million to $2.3 million for the first six months of 2007 as compared to $1.3 million for the same period in 2006. The increase in general and administrative expenses in the first half of 2007 was primarily due to an increase in overhead expenses in NEH operations and higher professional fees.

The Fund recorded equity income from its investment in RUK of $16.5 million in the first six months of 2007 compared to equity loss of $0.1 million for the same period in 2006. During the first quarter of 2007, RUK completed the Sale of all of the issued and outstanding shares of CLPE to MEIF LG Energy Limited. See Note 2, “Description of Business,” in the notes to the condensed consolidated financial statements contained herein for further discussion.

Total assets at June 30, 2007 were $33.8 million, an increase of $2.9 million from the December 31, 2006 balance of $30.9 million. The increase in total assets was primarily due to increases of $3.1 million in cash and cash equivalents, $0.2 million each in inventory and due from affiliates, and $0.3 million in investment in RUK, partially offset by decreases of $0.4 million in property, plant and equipment and $0.6 million in intangibles. Total liabilities increased by $0.8 million from $13.2 million at December 31, 2006 to $14 million at June 30, 2007. The increase in total liabilities was primarily due to increases of $0.5 million in due to affiliates, $0.4 million in accounts payable and $0.2 million each in minority interest and deferred tax liability, partially offset by a decrease of $0.5 million in long-term debt.

Three months ended June 30, 2007 compared to the three months ended June 30, 2006

Revenues decreased by $0.1 million, or 2.5%, to $3.7 million in the second quarter of 2007 as compared to $3.8 million for the same period in 2006.  Revenues from US Hydro operations decreased $0.7 million to $1.2 million in the second quarter of 2007 as a result of lower outputs resulting from lower levels of precipitation.  Revenues from NEH operations increased $0.6 million to $2.5 million in the second quarter of 2007 primarily attributable to increases in water volume sales due to greater tourism in the NEH market area.

Cost of revenues for the second quarter of 2007 was $2.2 million compared to $2 million for 2006, an increase of $0.2 million, or 8%. This increase in the second quarter of 2007 was primarily attributable to higher consumable expenses in NEH operations.

Gross profit decreased by $0.3 million, or 14.4%, from $1.8 million in the second quarter of 2006 to $1.5 million in the second quarter of 2007. The gross profit of NEH operations increased by approximately $0.4 million from $0.6 million in the second quarter of 2006 to $1 million for the same period in 2007, primarily due to an increase in revenues partially offset by an increase in consumable expenses. US Hydro gross profit decreased by $0.7 million from $1.2 million in the second quarter of 2006 to $0.5 million for the same period in 2007, primarily due to a decrease in revenues.

General and administrative expenses increased by $0.4 million, from $0.6 million in the second quarter of 2006 to $1 million for the same period in 2007. The increase in general and administrative expenses in the first half of 2007 was primarily due to an increase in overhead expenses in NEH operations and higher professional fees.

In the second quarter of 2007, the Fund recorded an income tax benefit of $45,000 compared to income tax expense of $0.2 million for the same period in 2006. The decrease in income tax expense of approximately $0.3 million was primarily attributable to a decrease in US Hydro net income in the second quarter of 2007 and to the recognition of temporary timing differences between the book and tax basis for the depreciation and amortization expense of the US Hydro projects.

Liquidity and Capital Resources

Six months ended June 30, 2007 compared to the six months ended June 30, 2006

At June 30, 2007, the Fund had cash and cash equivalents of $5.7 million, an increase of $3.1 million from December 31, 2006. The cash flows for the six months ended June 30, 2007 were $2.1 million provided by operating activities, $15 million provided by investing activities, $14 million used in financing activities and a $7,000 positive effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the six months ended June 30, 2007 was $2.1 million compared to $3 million for the same period in 2006. The decrease of $0.9 million in cash flow in the first six months of 2007 was primarily due to an increase in due to/from affiliates and decreased accrued expenses

For the six months ended June 30, 2007, investing activities provided cash of $15 million as compared to cash used of $0.1 million for the same period in 2006. Cash provided by investing activities for the six months ended June 30, 2007 primarily included  $15.7 million in distributions from RUK relating to the Sale of CLPE partially offset by $0.8 million in capital expenditures. For the six months ended June 30, 2006, cash used in investing activities included $0.3 million in capital expenditures partially offset by $0.1 million from collection on notes receivable and $45,000 of proceeds from the sale of ZAP securities.

Cash used in financing activities for the first six months of 2007 was $14 million compared to $1.7 million in the first six months of 2006. The increase of $12.3 million in cash used in financing activities in the 2007 period was primarily due to distributions to shareholders relating to the Sale of CLPE.

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

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Fund’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Fund as of June 30, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

During the quarter ended June 30, 2007, the Fund appointed a new Chief Financial Officer who is a Certified Public Accountant with approximately 29 years of professional accounting experience, including prior experiences as a financial officer of publicly traded companies.

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

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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