Form 10-Q
period 2007-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2008-03-20
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐        Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐  No  ☒

As of January 31, 2008, there were 658.1067 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$5,373	$2,588
Accounts receivable, net of allowance	1,208	1,237
Notes receivable - current portion	137	146
Due from affiliates	590	330
Inventory	884	630
Prepaid expenses and other current assets	360	478
Total current assets	8,552	5,409
Notes receivable - noncurrent portion	1,267	1,364
Investments	323	50
Property, plant and equipment, net	18,877	19,189
Goodwill	227	227
Intangibles, net	3,743	4,626
Other assets	385	48

Total assets	$33,374	$30,913

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,019	$571
Accrued expenses	332	337
Long-term debt - current portion	464	855
Due to affiliates	1,453	684
Total current liabilities	3,268	2,447
Long-term debt - noncurrent portion	1,522	1,774
Other liabilities	1,739	1,738
Deferred income taxes, net	680	857
Minority interest	6,781	6,371
Total liabilities	13,990	13,187

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (658.1067 Investor Shares issued and
outstanding)	19,762	18,090
Managing Shareholder's accumulated deficit (1 management
share issued and outstanding)	(378)	(364)
Total shareholders’ equity	19,384	17,726

Total liabilities and shareholders’ equity	$33,374	$30,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$10,479	$10,381	$3,193	$3,082

Cost of revenues	6,621	6,926	2,335	2,651

Gross profit	3,858	3,455	858	431

Operating expenses:
General and administrative expenses	3,485	2,058	1,139	762
Management fee to Managing Shareholder	1,234	1,234	411	411
Total operating expenses	4,719	3,292	1,550	1,173

(Loss) income from operations	(861)	163	(692)	(742)

Other income (expense):
Interest income	120	60	59	21
Interest expense	(249)	(242)	(72)	(90)
Equity in income (loss) from RUK	16,466	51	(14)	140
Disposition of ZAP securities	(50)	3	-	-
Other income, net	25	5	15	12
Total other income (expense), net	16,312	(123)	(12)	83

Income (loss) before income tax and minority interest	15,451	40	(704)	(659)

Income tax (benefit) expense	(54)	93	(352)	(299)

Income (loss) before minority interest	15,505	(53)	(352)	(360)

Minority interest in the earnings of subsidiaries	(336)	(411)	(117)	(17)

Net income (loss)	15,169	(464)	(469)	(377)

Foreign currency translation adjustment	(314)	31	157	(17)
Unrealized gain on ZAP securities	-	14	-	-

Comprehensive income (loss)	$14,855	$(419)	$(312)	$(394)

Managing Shareholder - Net loss	$(15)	$(5)	$(4)	$(4)
Shareholders - Net income (loss)	15,184	(459)	(465)	(373)
Net income (loss) per Investor Share	23,073	(698)	(705)	(567)
Distributions per Investor Share	21,000	1,750	500	750

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net cash provided by operating activities	$2,802	$3,848

Cash flows from investing activities:
Capital expenditures	(1,306)	(516)
Proceeds from sale of equipment	11	32
Collections on notes receivable	107	110
Proceeds from sale of ZAP securities	-	45
Distribution from RUK	15,674	-
Net cash provided by (used in) investing activities	14,486	(329)

Cash flows from financing activities:
Cash distributions to shareholders	(13,825)	(843)
Cash distributions to minority shareholders	-	(1,037)
Repayments under bank loans	(665)	(1,163)
Net cash used in financing activities	(14,490)	(3,043)

Effect of exchange rate on cash and cash equivalents	(13)	(3)

Net increase in cash and cash equivalents	2,785	473
Cash and cash equivalents, beginning of period	2,588	1,906
Cash and cash equivalents, end of period	$5,373	$2,379

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2007, and for the nine and three month periods ended September 30, 2007 and 2006, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three month periods ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.

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

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 will become effective for the Fund beginning January 1, 2008. The Fund is currently evaluating the impact of adopting SFAS 159 on its condensed consolidated financial statements.

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

4.      INVENTORY

At September 30, 2007 and December 31, 2006, inventories are as follows:

	September 30,	December 31,
	2007	2006
Consumables	$815	$570
Fuel	69	60
Total	$884	$630

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

5.      INVESTMENTS

On February 22, 2007, RUK completed the Sale of all of the issued and outstanding shares of CLPE as discussed in Note 2.

Summarized statements of operations data for RUK for the nine and three months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$7,552	$31,314	$-	$12,112

Gross profit	1,740	5,556	-	2,287

Income from operations	1,350	5,061	(54)	2,093

Gain on disposal	54,979	-	-	-

Net (loss) income	$55,226	$169	$(54)	$462

Fund share of (losses) income in RUK	$16,466	$51	$(14)	$140

6.      TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund operates pursuant to the terms of a management agreement. Under the terms of the management agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Fund. In return, the Fund is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Fund, or $1,645 annually, as compensation for such services. During the first nine months of 2007, the Managing Shareholder forgave $628 of unpaid accrued management fees and related interest, which were recorded as capital contributions. The shareholders of the Fund other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offset the amount of the expense initially accrued.

The Fund records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At September 30, 2007 and December 31, 2006, the Fund had outstanding receivables and payables as follows:

	Due from		Due to
	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006

Ridgewood Power Management LLC	$-	$-	$366	$245
RRP	-	107	673	-
Trust V	588	211	-	-
Egypt Fund	-	-	-	127
RUK	-	-	349	312
Other Affiliates	2	12	65	-
Total	$590	$330	$1,453	$684

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

7.      INCOME TAXES

Except for US Hydro, no provision is made for US income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.  As a result, changes in the Fund’s pre-tax income (loss) do not necessarily lead to changes in income tax expense, thereby resulting in volatility of the effective tax rate.  US Hydro operates in several tax jurisdictions and, as a result, the geographic mix of US Hydro’s pre-tax income or loss can also impact the Fund’s overall effective tax rate.  The Fund has calculated its actual tax provision based upon year-to-date results.  Such an approach is allowed under FASB Interpretation No. 18, as the Fund has determined that it cannot estimate an annual effective tax rate with reasonable accuracy.  The income tax (benefit) expense on income before minority interest and income tax for the nine months ended September 30, 2007 and 2006 was ($434) and $93, respectively. Income tax benefit before minority interest and income tax for the three months ended September 30, 2007 and 2006 was $373 and $299, respectively.

The Fund’s Egyptian subsidiary, NEH, has a ten year income tax holiday that expires on December 31, 2010. For the nine and three months ended September 30, 2007, the Fund recorded income tax expense of $380 and $21, respectively, resulting from book to tax differences that are scheduled to exist at the expiration of the tax holiday.

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

Business segment financial data for the nine and three months ended September 30, 2007 and 2006 is as follows:

	Power		Power
	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$2,932	$4,388	$309	$626
Gross profit (loss)	858	2,304	(427)	(79)
Total assets	7,365	8,614	7,365	8,614

	Water		Water
	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$7,547	$5,993	$2,884	$2,456
Gross profit	3,000	1,151	1,285	510
Total assets	22,188	21,047	22,188	21,047

	Corporate		Corporate
	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Total assets	$3,821	$1,380	$3,821	$1,380

	Consolidated		Consolidated
	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

Revenues	$10,479	$10,381	$3,193	$3,082
Gross profit	3,858	3,455	858	431
Total assets	33,374	31,041	33,374	31,041

10.     SUBSEQUENT EVENTS

In October 2007, the Managing Shareholder announced that it intends to market for sale the assets of NEH and in January 2008, announced that it also intends to market US Hydro for sale.

In the fourth quarter of 2007, the Managing Shareholder waived $934 due from the Fund relating to professional services, which was recorded as a capital contribution at that time. The waiver included $796 of the Fund’s intercompany payables existing at September 30, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of September 30, 2007 is intended to help readers analyze the accompanying financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine and three month periods ended September 30, 2007 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fund’s 2006 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

Revenues increased $0.1 million, or 0.9%, from $10.4 million for the nine months ended September 30, 2006 to $10.5 million for the nine months ended September 30, 2007. Revenues from US Hydro operations decreased $1.5 million to $2.9 million in the first nine months of 2007 as a result of lower outputs resulting from lower levels of precipitation.  Revenues from NEH operations increased $1.6 million to $7.5 million in the first nine months of 2007, primarily attributable to increases in water volume sales due to greater tourism in the NEH market area.

Cost of revenues for the nine months ended September 30, 2007 was $6.6 million compared to $6.9 million for the same period in 2006, a decrease of $0.3 million, or 4.4%. This was primarily due to a decrease in cost of revenues from NEH operations in the first nine months of 2007 primarily due to a decrease in depreciation expenses resulting from certain assets being fully depreciated.

Gross profit increased by $0.4 million, or 11.7%, from $3.5 million for the first nine months of 2006 to $3.9 million for the same period in 2007. This was primarily due to an increase in gross profit of NEH operations of $1.8 million due to an increase in revenues and decrease in cost of revenues in the 2007 period.  This was partially offset by a decrease in gross profit of US Hydro operations of $1.4 million primarily due to a decrease in revenues in the 2007 period.

General and administrative expenses increased by $1.4 million from $2.1 million for the nine months ended September 30, 2006 to $3.5 million for the same period in 2007. The increase in general and administrative expenses in the first nine months of 2007 was primarily due to an increase in overhead expenses in NEH operations and higher professional fees.

The Fund recorded equity income from its investment in RUK of $16.5 million in the first nine months of 2007 compared to equity income of $0.1 million for the same period in 2006. During the first quarter of 2007, RUK completed the Sale of all of the issued and outstanding shares of CLPE to MEIF LG Energy Limited. See Note 2, “Description of Business,” in the notes to the condensed consolidated financial statements contained herein for further discussion.

Total assets at September 30, 2007 were $33.4 million, an increase of $2.5 million from the December 31, 2006 balance of $30.9 million. The increase in total assets was primarily due to increases of $2.8 million in cash and cash equivalents and $0.3 million each in inventory, due from affiliates and investment in RUK, partially offset by decreases of $0.9 million in intangibles and $0.3 million in property, plant and equipment. Total liabilities increased by $0.8 million from $13.2 million at December 31, 2006 to $14 million at September 30, 2007. The increase in total liabilities was primarily due to increases of approximately $0.8 million in due to affiliates, $0.4 million in accounts payable and $0.4 million in minority interest, partially offset by a decrease of $0.6 million in long-term debt and $0.2 million in deferred income taxes.

Three months ended September 30, 2007 compared to the three months ended September 30, 2006

Revenues increased by $0.1 million, or 3.6%, to $3.2 million in the third quarter of 2007 as compared to $3.1 million for the same period in 2006.  Revenues from US Hydro operations decreased $0.3 million to $0.3 million in the third quarter of 2007 as a result of lower outputs resulting from lower levels of precipitation.  Revenues from NEH operations increased $0.4 million to $2.9 million in the third quarter of 2007 primarily attributable to increases in water volume sales due to greater tourism in the NEH market area.

Cost of revenues for the third quarter of 2007 was $2.3 million compared to $2.7 million for the same period in 2006, a decrease of approximately $0.4 million, or 11.9%. This decrease was primarily due to a decrease in cost of revenues from NEH operations in the third quarter of 2007 primarily due to a decrease in depreciation expense resulting from certain assets being fully depreciated.

Gross profit increased by approximately $0.5 million from $0.4 million in the third quarter of 2006 to $0.9 million for the same period in 2007. This was primarily due to an increase in gross profit of NEH operations of approximately $0.8 million due to an increase in revenues and decrease in cost of revenues in the 2007 period.  This was partially offset by a decrease in gross profit of US Hydro operations of $0.3 million primarily due to a decrease in revenues in the 2007 period.

General and administrative expenses increased by approximately $0.3 million from $0.8 million in the third quarter of 2006 to $1.1 million for the same period in 2007. The increase in general and administrative expenses in the third quarter of 2007 was primarily due to an increase in overhead expenses in NEH operations and higher professional fees.

Liquidity and Capital Resources

Nine months ended September 30, 2007 compared to the nine months ended September 30, 2006

At September 30, 2007, the Fund had cash and cash equivalents of $5.4 million, an increase of $2.8 million from December 31, 2006. The cash flows for the nine months ended September 30, 2007 were $2.8 million provided by operating activities, $14.5 million provided by in investing activities, $14.5 million used in financing activities and a $13,000 negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the nine months ended September 30, 2007 was $2.8 million compared to $3.8 million for the same period in 2006. The decrease of $1 million in cash flow in the first nine months of 2007 was primarily due to an increase in due to/from affiliates.

For the nine months ended September 30, 2007, investing activities provided cash of $14.5 million as compared to $0.3 million used in investing activities for the same period in 2006. Cash provided by investing activities for the nine months ended September 30, 2007 primarily included $15.7 million in distributions from RUK relating to the Sale of CLPE partially offset by $1.3 million in capital expenditures. For the nine months ended September 30, 2006, cash used in investing activities included $0.5 million in capital expenditures partially offset by $0.1 million from collection on notes receivable and $45,000 of proceeds from the sale of ZAP securities.

Cash used in financing activities for the first nine months of 2007 was $14.5 million compared to $3 million in the first nine months of 2006. The increase of approximately $11.5 million in cash used in financing activities in the 2007 period was due to an increase in distributions of $13 million to shareholders relating to the Sale of CLPE, a decrease of $1 million in distribution to minority interest and a decrease of $0.5 million in bank loan repayments.

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

ITEM 4.    CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Fund’s disclosure controls and procedures. A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms.  This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review of these controls and procedures was done by the Fund as of September 30, 2007, which revealed that the following material weaknesses previously identified continue to exist:

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

●
During the fourth quarter of 2007, the Fund expanded its disclosure controls and procedures. The Fund documented many of its existing informal procedures, established a compliance-focused disclosure committee, formalized monthly closing procedures, implemented a corporate whistleblower policy, and improved corporate oversight over the Fund’s NEH operations.

The Fund believes that the completion of the expansion of the accounting and financial reporting staff and the implementation of the above procedures will mitigate the above weaknesses. However, due to the Fund’s delinquencies in meeting its filing deadlines under the Exchange Act, the Fund expects these deficiencies to continue to be material weaknesses at least until such time as the Fund is able to make its Exchange Act filings on a timely basis.

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

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

 ITEM 6.    EXHIBITS

Exhibit Index		Description

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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