Form 10-K
period 2007-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2008-03-26
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐    Accelerated filer   ☐    Non-accelerated filer ☐            Smaller reporting company   ☒
                              (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at January 31, 2008 was 658.1067.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART I

ITEM 1.  BUSINESS

Overview

The Ridgewood Power Growth Fund (the “Fund”) is a Delaware trust formed on February 18, 1997 primarily to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad. Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”), a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Fund.

The Fund has focused primarily on small-scale electricity generation projects using renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allow the Fund to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2007, the projects in which the Fund had investments were located in the United States and Egypt. As of that date, the Fund had investments in hydro-electric generating projects in the US with total capacity of 15 megawatts (“MW”), and in projects in Egypt with the capacity to produce approximately 29,100 cubic meters (approximately 7.7 million gallons) of potable water per day and electricity generating capacity of 23.8MW. The Fund previously owned landfill gas-fired electric projects located in the United Kingdom, which were sold in February 2007.

The Managing Shareholder announced that it intends to market the Fund’s water desalinization and hydro-electric projects for sale. These assets represent the remaining investments of the Fund. There can be no assurance that any such sales will occur.

The Fund initiated its private placement offering in February 1998 selling whole and fractional investor shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in April 2000, and after payment of offering fees, commissions and investment fees, the Fund had $54.6 million available for investments and operating expenses. As of January 31, 2008, the Fund had 658.1067 Investor Shares outstanding, held by 1,345 shareholders.

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

In addition, RRP performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Fund and the management and administrative services required for Fund operations. Among other services, RRP administers the accounts and handles relations with the shareholders, including tax and other financial information. RRP also provides the Fund with office space, equipment and facilities and other services necessary for its operation.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, and (ii) a 25% interest in the cash distributions made by the Fund in excess of certain threshold amounts expressed in terms of shareholder returns. The Managing Shareholder is also entitled to receive reimbursement from the Fund for operating expenses incurred by the Fund, or on behalf of the Fund and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Fund to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, such costs are reimbursed to RPM by the Fund. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated funds and investment vehicles similar to the Fund and, through RPM, provides services to those entities similar to those provided to the Fund.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Fund.

Projects and Properties

The following table is a summary of the Fund’s investment portfolio as of December 31, 2007 detailing the nature of the business, the portion of the investment owned by the Fund and the number of projects in each investment.

Company	No. of Sites	Fund Interest	Leased/ Owned[1]	Purpose	Structure[2]

Ridgewood Egypt[3]	19 locations	68.1%	Leased	1 – Power only 10 – Water only 8 – Water & power	Block/slab

US Hydro[4]	7 locations	70.8%	Leased and owned	Hydro-electric generation	Integral to river dams

[1]	Refers to the locations on which the Fund’s projects are located and not the projects themselves.

[2]	Describes the type of structure in which the projects of the Fund are housed.

[3]	Co-owned with Ridgewood Electric Power Trust V (“Trust V”) (14.1%) and the Ridgewood Egypt Fund (“Egypt Fund”) (17.8%). All Egyptian sites are located on or near the Red Sea.

[4]	Co-owned with Trust V (29.2%). Six US Hydro sites are located on the Eastern Seaboard of the United States and one in California.

Ridgewood Egypt

In 1999, the Fund and Trust V jointly formed and funded Ridgewood Near East Holdings LLC (“NEH”) to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt. In 2000, the Fund made additional investments and acquired majority ownership of NEH, which wholly owns Ridgewood Egypt For Infrastructure, LLC (Egypt) (“REFI”). In 2001, the Egypt Fund, an affiliate of Trust V and the Fund, made contributions to NEH in exchange for a minority interest.

In December 2001, NEH, through REFI, purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”), which owns a 5,500 cubic meters (1.5 million gallon) per day water desalinization plant in Egypt. In February 2002, REFI made an additional investment to increase its ownership to 53% and gain control of Sinai. During 2006, REFI was granted an additional interest in Sinai in return for having provided Sinai with certain machinery and equipment bringing its total ownership to 66.4%.

The facilities of REFI source feedwater from shallow wells or directly from the Red Sea and use reverse osmosis filtration to produce potable water for sale. Certain of the facilities of REFI are located on or adjacent to their hotel customers while others are stand-alone facilities that deliver product water by pipeline. The facilities of REFI are modular and mobile and can be relocated to accommodate shifts in demand. As of December 31, 2007, REFI owns one project that supplies only electricity, ten that provide only potable water and eight that provide both water and electricity generation. The projects generally sell their output under contracts and other arrangements at prevailing market rates. REFI has the capacity to make 23,600 cubic meters (approximately 6.2 million gallons) per day of potable water and 23.8MW of electricity. As a matter of operational management, REFI has a practice of continual evaluation of its projects and relocates capacity between locations in order to meet changes in demand from its customers. The electricity generating capacity of REFI is used primarily by its own water treatment plants thereby displacing electricity the water plants would otherwise have to purchase from third parties. This arrangement helps the Fund control costs and increase reliability. The business of REFI is managed and operated by employees of REFI, with its main office located in Cairo, Egypt.

A portion of the assets of Sinai are collateral for a Sinai bank term loan facility.

US Hydro

As a result of transactions with Synergics, Inc., that occurred from April 2000 through November 2002, the Fund and Trust V acquired seven hydro-electric generating facilities with an aggregate of 15MW of generating capacity and notes receivable to be repaid from the output of an additional project with 4MW of generating capacity. US Hydro has since reached a settlement eliminating the notes receivable.

As of December 31, 2007, four projects sold their electric output to local utilities pursuant to power contracts and three sold electrical output at open market prices. Three of the projects are located in Virginia, two are located in New York, one project is located in California and one project is located in Rhode Island. The projects are managed by RPM under an operations and maintenance agreement that provides for US Hydro to pay the actual cost of project operations and maintenance along with an allocation of actual overhead to provide for administrative services.

Ridgewood UK

In May 1999, Ridgewood UK, LLC (“RUK”) was formed as a New Jersey limited liability company and was re-domiciled to Delaware in December 2002. Prior to February 22, 2007, RUK, through its subsidiary, CLPE Holdings Limited (“CLP”), was in the business of extraction of methane-containing gas from landfill sites in England, Scotland and Wales, the use of that gas as fuel for generating electricity and the sale of that electricity.

On January 23, 2007, RUK entered into a sale agreement (the “Sale Agreement”) along with Arbutus Energy Ltd. (Jersey) (“Arbutus”), and Ridgewood ROC 2003 LLC (“ROC I”), Ridgewood ROC II 2003 LLC (“ROC II”), Ridgewood ROC III 2003 LLC (“ROC III”), Ridgewood ROC IV 2004 LLC (“ROC IV”), and together with ROC I, ROC II and ROC III (the “Ridgewood ROCs”), each of which is a wholly-owned subsidiary of a corresponding Ridgewood Renewable PowerBank Fund (the “PowerBank Funds”), as sellers (collectively, the “Sellers”), with MEIF LG Energy Limited (the “Buyer”), as the purchaser.

On February 22, 2007, RUK completed the sale (the “Sale”) of all of the issued and outstanding shares of CLP (the “Shares”) to the Buyer. Under the Sale Agreement, the Buyer acquired (i) 100% of the Shares from RUK and Arbutus, and (ii) substantially all of the assets (the “Assets”) of the PowerBank Funds. The Assets and the Shares constitute all the landfill gas business located in the United Kingdom of the Fund, Trust V and the PowerBank Funds.

The Sellers gave a number of warranties and indemnities to the Buyer in connection with the Sale that it considered typical of such transactions. Should there be a breach of the warranties or should an indemnifiable event occur, the Buyer could make claims against the Sellers, including the Fund. Management of the Fund does not believe there is a material likelihood that such a claim will arise or that, should such a claim arise, the Fund would incur a material liability. This belief is based, in part, on the Sellers having purchased warranty and indemnity insurance to minimize such risk. There are no current plans to reserve or provide an escrow for the contingent liabilities represented by those warranties and indemnities. As of the date of this filing, the Fund is not aware of any such claims.

Significant Customer

During 2007 and 2006, the Fund’s largest customer, PacifiCorp, accounted for 10.4% and 22.1% of total revenues, respectively.

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

For financial information regarding the Fund’s business segments, see Note 14 to the Fund’s consolidated financial statements which appears elsewhere in this Annual Report on Form 10-K.

Project Feedstock/Raw Materials

Each project of the Fund converts a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Fund.

The Egyptian water projects rely on two feedstocks for their output. The first is feedwater which can come either from shallow wells along the Red Sea coast or from the Red Sea itself and, in all cases, from a source nearby the plant that processes the feedwater. In the case of well water, the feedwater is typically brackish, meaning that it has a briny character but does not have as many impurities (primarily salts) as seawater. The feedwater is processed through reverse osmosis filtration so that a portion becomes fresh or “product” water, which is sold, and the remainder becomes reject water which must be disposed of either by returning it to the Red Sea or by injecting it into wells designed for the purpose. As a general matter, the more the feedwater is like fresh water, the lower the processing cost and the greater the portion that becomes product water. Though the quality varies depending on location, well water is generally preferred to seawater. Seawater must undergo pre-treatment before being processed using reverse osmosis. In order to obtain good quality feedwater wells and suitable reject water wells, NEH must negotiate with parties owning water rights. A variety of payment arrangements exist as a result of these negotiations.

The Egyptian water projects also need electricity to run the high compression pumps that operate the reverse osmosis processing equipment. In most of its projects, REFI generates its own electricity using diesel-fired reciprocating engine generators. Diesel fuel and electricity are subsidized commodities in Egypt and are readily available. In other cases, electricity is purchased either from the local electricity grid or from the on-site generation of REFI’s hotel customers. In cases where a project purchases electricity from a host hotel or customer, the value of the electricity is deducted from the price of water purchased by the customer. These are negotiated transactions that reflect prevailing market rates for the commodities involved. About 65% of the capacity of the REFI projects generate their own electricity and the remainder purchase electricity from third parties. The Egypt projects do not maintain material amounts of either raw materials or product water inventories.

The projects of US Hydro are all located on, and are integral parts of, dams on river ways. Of the seven US Hydro projects, five are considered run-of-river, meaning that they generate such electricity as the natural flow of the river will produce with little or no ability to alter its flow rate or store water up-river of the dam. Output of these projects (and hence revenue) is characterized by high degrees of variability and seasonality. The other two projects of US Hydro are associated with dams used to create reservoirs that store water, which tends to make production from the generating facility more level. The projects do not make payments for throughput water.

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

The majority of the power generated from US Hydro is sold pursuant to long-term contracts, and as a result, these facilities do not face competition in the sale of their finished product.

Seasonality/Weather Effects

Demand for the output of the Egypt projects is largely driven by the occupancy levels of the hotels for the projects and the occupancy rates for hotels in the Red Sea tourist areas are subject to highly seasonal patterns. The high season for Red Sea tourism is, broadly, from late April to mid-September with a trough in occupancy rates in January and February. The volume and price of the output of REFI generally track these patterns and management of REFI takes advantage of the troughs in demand to perform maintenance of its projects.

The output of the US Hydro power generation projects is affected by seasonal weather patterns including rainfall and snowpack runoff. These factors tend to concentrate the output of these projects in the spring and fall with little or no output in the winter and summer months. Management of these sites takes advantage of these patterns to perform maintenance during periods of low output. Because river flows are the dominant factor in determining the output of these projects, output can vary widely from year-to-year based on amounts of rain and snowfall.

Government Incentives and Regulation

At the inception of the NEH business, there was little development along the Red Sea and parties making investments in these areas were eligible for 10-year income tax holidays. REFI qualified for such an income tax holiday, which commenced on January 1, 2001 and will run through December 31, 2010. The projects of REFI are subject to routine regulatory oversight, which is executed mostly at the local level and consists primarily of zoning and work-place safety regulations that the Fund does not consider onerous.

The US Hydro projects operate under Qualifying Facility Certifications issued by the Federal Energy Regulatory Commission. Even though US Hydro has no employees, it is affected by general employment regulations in the jurisdictions of their facilities through the RPM operations and maintenance agreements. The Fund considers these regulations to be routine and does not consider the cost of compliance to be material.

Financing Arrangements

The Fund uses debt to finance certain of the acquisitions and the operation of certain of its investments. Such financing arrangements are specific to the investment financed and are made at the operating company level. These financing arrangements are non-recourse to the Fund and the Fund provides no guarantees of the amounts borrowed under such financing arrangements.

Insurance

The Fund has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Fund. These policies include property and casualty, business interruption, workman’s compensation and political risk, which the Fund believes to be appropriate.

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

REFI serves remote hotel resort communities that depend on the willingness and ability of tourists to make discretionary journeys to the Egyptian Red Sea areas. Factors decreasing the willingness or ability of tourists to make these journeys will reduce the demand for the output of the water projects of the Fund. These factors include, but are not limited to, acts of terrorism, the cost of travel to the area and general tourism industry trends. The resort areas of Egypt have experienced acts of terrorism in the past and it is possible that such acts could result in dramatically reduced tourism to the area which would likely have an adverse impact on the output quantity and price of the Fund’s products. Material increases in the cost of travel to the area for reasons such as increases in airfares, taxes or accommodations or other unrelated changes in traveler preferences can also adversely affect the demand for the products of REFI. The projects of REFI have no alternative markets for their products.

The Fund’s hydro-electric business can be affected by adverse weather conditions.

The US Hydro projects rely on rainfall and snowfall to provide water flow for electricity production. Rainfall and snowfall vary from year-to-year and an extended period of below-normal rainfall and/or snowfall would significantly reduce electricity revenue. Each project is entirely dependent on the water flow through where it is located.

The Fund has a significant portion of its investments located outside the United States that can be affected by events beyond the Fund’s control.

The Fund has a significant investment in Egypt, and as a result, the Fund is subject to certain foreign-related risks, including changes in domestic and foreign government regulations, licensing requirements, tariffs or taxes and other trade barriers, exchange controls, expropriation, and political and economic instability, including fluctuations in the value of foreign currencies. Certain of these risks may be greater than those commonly experienced in the United States. The exchange rate from local currencies to US dollars may be so unfavorable that the Fund may experience negative net results, when measured in US dollars, even though the performance of the Egyptian business may be successful when measured in its local currency. Also, fluctuations in foreign currencies could reduce the value of or the ability of the Fund to make distributions to its shareholders.

The operations of the Fund have limited capital and have limited access to new capital.

The Fund’s investments, but not the Fund itself, utilize debt financing. Debt financing could increase the variability of results and increases the financial risk of the Fund. In such cases, the rights of the Fund to the cash flow of the projects would typically be subordinated to the obligations of the projects under the debt facilities, which could limit the Fund’s ability to receive cash distributions from its investments.

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

As an integral part of its Egyptian business, the Fund identifies, develops and constructs new projects. These processes are inherently uncertain and prone to unforeseen delays and costs which can adversely impact the revenues, expenses and cash flow of the Fund by making completed projects less economically attractive than they were expected to be at the time a commitment was made to building the project. This can also result in the abandonment or liquidation of projects prior to completion.

The projects of the Fund depend on the near-continuous operation of their equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the Fund would be adversely affected. The Fund may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the Fund includes reverse osmosis water purification equipment, reciprocating engine generator sets, water pumping stations and hydro-electric generating equipment. This equipment is subject to mechanical failure that the Fund may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Fund’s projects that could prevent the affected project or projects from delivering its electricity. In addition, the Fund may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that makes up parts of its projects.

The projects of the Fund are subject to regulatory changes (including changes in environmental regulations) that could significantly reduce revenues or increase expenses of the Fund.

Regulatory changes, such as the ability of the Egyptian projects to discharge the reject water that is a byproduct of the purification process and provision for fish passage in US Hydro projects, could impact the operations of the Fund’s projects. Such changes could increase costs at the affected projects or prevent certain projects from operating.

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

The Fund is, and may in the future become, involved in litigation that may be resolved unfavorably.

The Fund faces an inherent business risk of exposure to various types of claims and lawsuits that may arise in the ordinary course of business. Although it is not possible to predict the timing, nature or outcome of such claims or lawsuits should they arise, any such claims or proceedings, or any claim or proceeding discussed herein under Item 3. “Legal Proceedings”, may be disposed of unfavorably to the Fund. An unfavorable ruling could include money damages or injunctive relief and could result in a material adverse impact on the Fund's business or financial condition. Generally, for accounting purposes, the Fund’s results of operations would be impacted for the period in which the matter is ultimately resolved unfavorably to the Fund or an unfavorable outcome becomes probable and reasonably estimable. In addition, while the Fund maintains insurance coverage with respect to certain claims, the Fund may not be able to obtain such insurance on acceptable terms in the future, if at all, and any such insurance may not provide adequate coverage against any such claims.

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

The Fund’s interest in projects is illiquid. The Managing Shareholder has full discretion to determine whether any project, or any partial interest, should be sold and the terms and conditions under which such project would be sold. Consequently, subject to shareholder approvals as detailed in the Declaration of Trust, shareholders will depend on the Managing Shareholder for the decision to sell all or a portion of an asset, or retain it, for the benefit of the shareholders and for negotiating and completing the sale transaction.

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

Distributions depend primarily on available cash from project operations. At times, distributions have been delayed to repay the principal and interest on project or Fund borrowings, if any, or to fund other costs. The Fund’s taxable income will be taxable to the shareholders in the year earned, even if cash is not distributed.

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

•	If any Fund income is deemed to be unrelated business taxable income, a shareholder that is a charitable remainder fund could have all of its income from any source deemed to be taxable.

•	All or a portion of the losses, if any, allocated to the shareholders will be passive losses and thus deductible by the shareholder only to the extent of passive income.

•	The shareholders could have capital losses in excess of the amount that is allowable as a deduction in a particular year.

Although the Fund has obtained an opinion of counsel regarding the matters described in the preceding paragraph, it will not obtain a ruling from the IRS as to any aspect of the Fund’s tax status. The tax consequences of investing in the Fund could be altered at any time by legislative, judicial, or administrative action.

If the IRS audits the Fund, it could require investors to amend or adjust their tax returns or result in an audit of their tax returns.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Information regarding the Fund’s properties is contained in Item 1. “Business”, under the heading “Projects and Properties”.

ITEM 3.  LEGAL PROCEEDINGS

On August 16, 2006, the Fund and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and other plaintiffs, alleging breach of contract due to unpaid invoices in the total amount of approximately $1,188,000. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Fund.

On December 30, 2005, an investor in the Fund and entities affiliated with the Fund, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Fund (the “Plaintiff”), filed a Complaint in Suffolk Superior Court, Commonwealth of Massachusetts, Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron I”).  The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of funds (including the Fund) managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of those funds subsequent to the sale.  The Plaintiff is seeking damages of $900,000 plus interest and other damages to be determined at trial.

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

On March 20, 2007, the Plaintiff commenced a derivative action, in Suffolk Superior Court, Commonwealth of Massachusetts.  Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron II”).  The Plaintiff joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. For a description of the sale transaction, see Item 1. “Business – Projects and Properties - Ridgewood UK”. The Superior Court denied the request by the Plaintiff for an injunction.  The case was then removed by the defendants to the same District Court as Bergeron I, but the District Court remanded the case to Massachusetts Superior Court on July 5, 2007, where it is presently pending.  On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in Trust V and one in the Fund, as additional plaintiffs.  On March 12, 2008, the defendants’ Motion to Dismiss Bergeron as a plaintiff in the Bergeron II matter due to potential conflicts he has with the Bergeron I matter was denied by the Superior Court. Discovery is ongoing and no trial date has been set.

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

Holders

As of January 31, 2008, there were 1,345 holders of Investor Shares.

Dividends

Fund distributions for the years ended December 31, 2007 and 2006 were as follows (in thousands, except per share data):

	2007	2006
Distributions to Investors	$14,151	$1,645
Distributions per Investor Share	21,500	2,500
Distributions to Managing Shareholder	3	17

ITEM 6.  SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Fund’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Fund’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

The Fund is a Delaware trust formed on February 18, 1997 primarily to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad. RRP, a New Jersey limited liability company, is the Managing Shareholder. As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Fund.

The Fund has focused primarily on small-scale electricity generation projects using renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allow the Fund to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2007, the projects in which the Fund has investments were located in the United States and Egypt. As of that date, the Fund had investments in hydro-electric generating projects in the US with total capacity of 15MW, and in projects in Egypt with the capacity to produce approximately 29,100 cubic meters (approximately 7.7 million gallons) of potable water per day and electricity generating capacity of 23.8MW. The Fund previously owned landfill gas-fired electric projects located in the United Kingdom, which were sold in February 2007.

The Fund’s accompanying consolidated financial statements include the accounts of the Fund and its majority-owned subsidiaries. The Fund’s consolidated financial statements also include the Fund’s 30.4% interest in RUK, which is accounted for under the equity method of accounting, as the Fund has the ability to exercise significant influence, but does not control the operating and financial policies of RUK.

The Fund owns a 70.8% interest in US Hydro and the remaining 29.2% minority interest is owned by Trust V. In addition, the Fund owns 68.1% interest in NEH and the remaining minority interests are owned by Trust V (14.1%) and Egypt Fund (17.8%). The interests of Trust V and Egypt Fund are presented as minority interests in the consolidated financial statements of the Fund.

The Fund generates its revenues from the generation of electricity and the production of fresh water. For the years ended December 31, 2007 and 2006, 74.8% and 60.4% of its consolidated revenues, respectively, were derived from water production and the balance was from electricity generation. Subject to the potential sales of the Fund's businesses, management of the Fund expects the proportion of revenue generated from water production to continue to increase.

The Managing Shareholder announced that it intends to market the assets of NEH and US Hydro for sale. These assets represent the remaining investments of the Fund.

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

Revenue Recognition

Revenues generated from the sale of electric power are recorded in the month of delivery, based on the estimated volumes sold to customers. Revenues generated from the sale of fresh water are recorded in the month of delivery, based on actual volumes sold to customers. Power generation revenue adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings did not vary significantly from estimates.

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

Property, Plant and Equipment

Property, plant and equipment, consisting of land, hydro-electric generation facilities, water desalinization facilities and office equipment, are stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

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

The Fund evaluates goodwill and intangible assets with indefinite useful lives under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are subject to annual impairment tests through a comparison of fair value to carrying value. The two-step approach to assess a reporting unit’s goodwill impairment requires that the Fund first compare the estimated fair value of a reporting unit which has been assigned to goodwill to the carrying amount of the unit’s assets and liabilities, including its goodwill. If the fair value of a reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities is used to determine the current implied fair value of the unit’s goodwill.

Management Fee

The Fund is charged management fees from its Managing Shareholder. Unpaid management fees accrue interest at 10% per annum. The Managing Shareholder has periodically waived its right to receive a portion of the fees and related interest, as well as various professional service fee reimbursements. Any waived management fees, interest or reimbursements are deemed capital contributions at the time of waiver. The shareholders of the Fund other than the Managing Shareholder are allocated 99% of each contribution and the Managing Shareholder is allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Income Taxes

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

The Fund’s Egyptian subsidiary has a ten year income tax holiday that expires on December 31, 2010. The Fund records deferred tax liabilities for book to tax differences that are scheduled to exist at the expiration of the tax holiday.

Except for the above, no provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.  As a result, changes in the Fund’s pre-tax income (loss) do not necessarily lead to changes in income tax expense, thereby resulting in volatility of the effective tax rate.  US Hydro operates in several tax jurisdictions and, as a result, the geographic mix of US Hydro’s pre-tax income or loss can also impact the Fund’s overall effective tax rate.

Foreign Currency Translation

The Egyptian Pound is the functional currency of the Fund’s Egyptian operations. The consolidated financial statements of the Fund’s non-United States subsidiary are translated into United States dollars. Assets and liabilities are translated into US dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rate during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of other comprehensive income (loss) included in shareholders’ equity.

Results of Operations

Revenues increased by $0.2 million, or 1.6%, from $13.5 million in 2006 to $13.7 million in 2007. Revenues from NEH operations increased $2.1 million to $10.3 million for 2007 from $8.2 million in 2006 primarily attributable to increase in water volume sales due to greater tourism in the NEH market area. Revenues from US Hydro operations decreased $1.9 million to $3.5 million for 2007 from $5.4 million in 2006 as a result of lower outputs resulting from lower levels of precipitation.

Gross profit increased by $0.2 million, or 4.2%, to $4.7 million in 2007 from $4.5 million in 2006. This was primarily due to an increase in gross profit of NEH operations of $2.1 million due to an increase in revenue in the 2007 period, offset by a decrease in gross profit of US Hydro operations of $1.9 million due to a decrease in revenue in the 2007 period.

General and administrative expenses increased by $2.1 million from $3.1 million in 2006 to $5.2 million in 2007. The increase was primarily attributable to an increase in overhead expenses in NEH operations and higher professional fees. During 2007, the Managing Shareholder waived its right to receive $0.9 million in professional fee reimbursement.

The management fee due to the Managing Shareholder of $1.6 million for 2007 was comparable to the 2006 management fee. The management fee to the Managing Shareholder is for certain management, administrative and advisory services and office space to the Fund. In 2007, the Managing Shareholder waived its right to receive $0.8 million of the management fee, including related accrued interest.

In 2007, the Fund recorded equity income of $16.4 million from its investment in RUK compared to a loss of $0.1 million in 2006. During the first quarter of 2007, RUK completed the Sale of all of the issued and outstanding shares of CLP to MEIF LG Energy Limited. See Item 1. “Business” for further discussion of the sale.

In 2006, the Fund recorded income tax benefit of $0.1 million compared to $0.5 million in 2007. The increase in income tax benefit was primarily attributable to the recognition of timing differences between book and tax basis resulting from depreciation and amortization expense of US Hydro assets partially offset by the recording of deferred tax liabilities relating to book and tax differences of Egyptian assets.

Liquidity and Capital Resources

At December 31, 2007, the Fund had cash and cash equivalents of $4.3 million, an increase of $1.7 million from December 31, 2006. The cash flows for 2007 were $2.6 million provided by operating activities, $14.2 million provided by investing activities, $15 million used in financing activities and a $0.1 million negative effect of foreign exchange on cash and cash equivalents.

In 2007, the Fund’s operating activities generated cash of $2.6 million compared to $5.1 million in 2006, a decrease of $2.5 million, primarily due to an increase in loss from operations in 2007 compared to 2006.

In 2007, investing activities provided cash of $14.2 million compared to $0.5 million cash used in 2006. In 2007, the Fund generated cash of $15.7 million from distributions from RUK relating to the Sale of CLP, partially offset by $1.6 million cash used on capital expenditures. In 2006, the Fund used $0.7 million of cash for capital expenditures and collected $0.1 million on notes receivable.

In 2007, the Fund used approximately $15 million of cash in financing activities, which represents $14.2 million used for cash distributions to shareholders and $0.9 million used for repayments under a bank loan. In 2006, the Fund used $3.9 million of cash in financing activities, which represents $1.2 million used for repayments under the bank loan and $2.7 million of cash distributions to shareholders and minority interest.

Future Liquidity and Capital Resource Requirements

The Fund expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

The following table provides a summary of the Fund’s share of contractual obligations as of December 31, 2007 (dollar amounts in thousands).

	Payments due by period as of December 31, 2007
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Long-term debt - Sinai (1)	$387	$1,134	$315	$-	$1,836
Minimum lease payment (2)	710	1,452	499	4,266	6,927
Consulting agreement settlement (3)	92	213	260	656	1,221
Total	$1,189	$2,799	$1,074	$4,922	$9,984

(1) The Sinai loan bears interest at 11.0% per annum. The provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. At December 31, 2007, Sinai was in compliance with the terms of its loan.

(2) The facility at Union Falls has leased the site at its facility under a non-cancelable long-term lease which terminates in 2024. Rent expense on a straight-line basis at this site was $295 for the year ended December 31, 2007. The facility of US Hydro at the Box Canyon dam in Siskiyou County, California is owned subject to a ground lease which the Fund treats for financial reporting purposes as an operating lease. The lease terminates on December 31, 2010, at which time the Fund is obligated to transfer the facility at the site to the Siskiyou County Flood Control and Water Conservation District. The lease payment for Box Canyon was $500 for the year ended December 31, 2007.

(3) In April 2005, NEH agreed to a settlement with a consultant, whereby NEH will make quarterly payments of $30 for as long as the Egypt projects remain operational. In the event that the Egypt projects are sold, an amount equal to the present value of the subsequent ten years of payments would be made in settlement of the remaining obligation. In addition, in November 2003, NEH agreed to a settlement with a consultant, whereby NEH made a single payment of $281 and will make monthly installment payments of $8, until June 2013.

Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On February 1, 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. The Fund has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Fund beginning January 1, 2008. The Fund is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Fund beginning January 1, 2008. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Fund until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Fund is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Fund beginning January 1, 2009. The Fund is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Fund, including the notes thereto and the report thereon, are presented beginning on page F-1 of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision, and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund evaluated the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K.

The Fund previously reported the following material weaknesses:

(i)
a lack of sufficient personnel with relevant experience to develop, administer and monitor disclosure controls and procedures to enable the Fund to comply efficiently, or on a timely basis, with its financial reporting obligations; and

(ii)
inadequate disclosure controls and procedures, including inadequate record retention and review policies that would enable the Fund to meet its financial reporting and disclosure obligations in an efficient and timely manner.

During the fourth quarter of 2007, the Fund expanded its disclosure controls and procedures. The Fund documented many of its existing informal procedures, established a compliance-focused disclosure committee, formalized monthly closing procedures, implemented a corporate whistleblower policy, and improved corporate oversight over the Fund’s Egyptian operations. Management of the Fund believes that it has corrected the weakness regarding inadequate record retention.

As of December 31, 2007, the Fund was still delinquent in its filings with the SEC. Additionally, while improvements in disclosure controls and procedures were noted, there were year-end accounting entries, that while properly recorded prior to the publication of the Fund’s consolidated financial statements, were not identified and processed in a timely manner. As a result, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Fund’s disclosure controls and procedures were not effective.

Management’s Report on Internal Control over Financial Reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2007.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

While no material weaknesses were noted during their assessment using those criteria, it was noted that many of the Fund’s current disclosure procedures and controls were only recently put into place and were not operational during the entire year. Based on this, the Fund has not sufficiently demonstrated compliance with its procedures related to internal control over financial reporting. Accordingly, management of the Fund concluded that as of December 31, 2007, the Fund’s internal control over financial reporting was not effective. To mitigate the impact of this lack of effective internal control over financial reporting, the Fund’s Chief Executive Officer and Chief Financial Officer expanded their review of the disclosures contained in this Form 10-K by reviewing additional supporting materials and conducting interviews of management.

This Annual Report on Form 10-K does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Fund to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act, as amended) that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund’s Managing Shareholder, RRP, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Fund.

Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder. The executive officers of the Fund are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 60
President and Chief Executive Officer	2004
Robert E. Swanson, 60
Chairman	1997
Jeffrey H. Strasberg, 50
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 47
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Fund:

Randall D. Holmes has served as President and Chief Executive Officer of the Fund, the Managing Shareholder and affiliated Power Funds and LLCs since January 2006 and served as Chief Operating Officer of the Fund, the Managing Shareholder and affiliated Power Funds and LLCs from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Fund, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to the Fund. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

Robert E. Swanson has served as Chairman of the Fund, the Managing Shareholder and affiliated Power Funds and LLCs since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Fund. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as President and Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Fund, the Managing Shareholder and affiliated Power Funds and LLCs since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated LLCs and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital Funds had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Fund, the Managing Shareholder and affiliated Power Funds and LLCs since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Funds and LLCs and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

Board of Directors and Board Committees

The Fund does not have its own board of directors or any board committees. The Fund relies upon the Managing Shareholder to perform the function that a board of directors or its committees would otherwise perform. Officers of the Fund are not directly compensated by the Fund, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”. Because the Fund does not maintain a board of directors and because officers of the Fund are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Fund not to have a nominating or compensation committee.

Managing Shareholder

The Fund’s management agreement with the Managing Shareholder (the "Management Agreement") details how the Managing Shareholder is to render management, administrative and investment advisory services to the Fund. Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Fund. Among other services, the Managing Shareholder administers the accounts and handles relations with shareholders, provides the Fund with office space, equipment and facilities and other services necessary for its operation, and conducts the Fund’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

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

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Fund is obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. Based on a review of the copies of reports furnished or otherwise available to the Fund, the Fund believes that the filing requirements were not met by Robert E. Swanson during the year ended December 31, 2007 as he failed to timely file a Form 4. This report has since been filed with the SEC.

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Fund and its affiliates, adopted a Code of Ethics applicable to the principal executive officer, principal financial officer, principal accounting officer or controller (or any persons performing similar functions) of each such entity. A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

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

The Fund does, however, pay the Managing Shareholder a management fee and the Managing Shareholder may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Fund. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

Prior to becoming executive officers of the Fund, Randall D. Holmes and Douglas R. Wilson became vested participants in a CLP management incentive program. Additionally, Mr. Wilson continued serving as an officer with CLP after becoming an executive officer of the Fund. Bonus amounts presented below represent compensation received by Messrs. Holmes and Wilson from CLP during years in which they were also executive officers of the Fund. Bonus amounts represent formula-based payments under the CLP management incentive program. Mr. Wilson’s salary was paid pursuant to the terms of his Service Agreement with CLP.

Compensation information for 2007 and 2006 is presented below, but does not include benefits generally available to other CLP salaried employees.

Summary Compensation Table
Name and Principal Position	Year	Salary	Bonus	Total
		$	$	$
Randall D. Holmes	2007	-	-	-
President and Chief Executive Officer	2006	-	6,702	6,702

Douglas R. Wilson	2007	21,273	-	21,273
Former Executive Vice President and Chief Financial Officer (1)	2006	138,225	33,509	171,734

(1)   Mr. Wilson served as an executive officer of the Fund from April 2005 to May 2007.

Upon the Sale of CLP in February 2007 (as discussed under Item 1. “Business”), each of Mr. Wilson’s employment with CLP and Messrs. Holmes’ and Wilson’s participation in the CLP management plan was terminated.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Fund’s Investor Shares as of December 31, 2007 (no person owns more than 5%) by:

•	each executive officer of the Fund (there are no directors); and
•	all of the executive officers of the Fund as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 658.1067 Investor Shares outstanding at December 31, 2007. Other than as set forth below, no officer of the Fund owns any shares of the Fund.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Fund. In return, the Fund is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Fund, which equals $1,645,000 for the year ended December 31, 2007, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Fund does not pay the management fee on a timely basis, the Fund accrues interest at an annual rate of 10% on the unpaid balance.

For the year ended December 31, 2007, the Fund made management fee payments to the Managing Shareholder of $823,000. During 2007, the Managing Shareholder forgave $834,000 of unpaid accrued management fees and related interest. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of $934,000 relating to professional service fees of the Fund. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Fund as a deemed capital contribution. The shareholders of the Fund other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Management Agreement with the Managing Shareholder, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2007, RPM charged the US Hydro projects approximately $689,000 for overhead items allocated in proportion to the amount invested in projects managed. In addition, RPM charged the projects approximately $4,813,000 for direct expenses incurred during 2007.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Fund other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 25% of all remaining distributions of the Fund. Distributions to the Managing Shareholder were $3,000 for the year ended December 31, 2007. The Fund has not yet reached Payout.

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

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000,000 for the benefit of the Fund and other funds that it manages. As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, liens and to provide guarantees. In 2007, the Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit through May 31, 2008.

As discussed in Item 1. “Business” under the heading “Projects and Properties - Ridgewood UK”, on January 23, 2007, RUK, which is owned approximately 70% by Trust V and 30% by the Fund, entered into the Sale Agreement pursuant to which RUK sold its 88% equity interest in CLP, and Arbutus sold its 12% equity interest in CLP.  The Managing Shareholder was not a party to the Sale Agreement but received certain payments as a result of the Sale as a result of its service as the Managing Shareholder of each of the Ridgewood ROCs and each of the PowerBank Funds.  Because the Fund does not have its own board of directors or any board committees and the Fund relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform, the Managing Shareholder is a related person of the Fund.

The Sale was completed on February 22, 2007. The total dollar amount attributable to the Managing Shareholder as a result of the Sale was approximately $37 million, all of which was paid out of the proceeds of the Sale allocable to the PowerBank Funds. The Managing Shareholder did not receive any payments from the Fund or Trust V as a result of the Sale.

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

The determination of the allocation of the purchase price among the Sellers was agreed to in the Sale Agreement as a result of negotiations among (i) the Sellers for which the Managing Shareholder acted as managing shareholder including RUK and the PowerBank Funds, (ii) Arbutus and (iii) the Buyer.  The Directors, Managing Shareholder and Managing Member (as appropriate) of the Sellers received and relied in part on an opinion from an independent financial advisor engaged by the Sellers and the Managing Shareholder which concluded that, among other things, after giving effect to the proposed allocation of the consideration paid by the Buyer in the Sale, (i) such Sale consideration, in the aggregate, being paid for the assets purchased by the Buyer, including the Assets and the Shares, taken as a whole (even if adjusted to reflect changes in interest rates pursuant to the Sale Agreement) was not less than fair value for those assets taken as a whole, (ii) the consideration being paid by the Buyer for the shares of  CLP in the Sale was fair to the shareholders of CLP from a financial point of view (without giving effect to any impacts of the Sale on any particular shareholder other than in its capacity as a shareholder) and (iii) the consideration being paid to each Ridgewood ROC in the Sale was fair to the members of such Ridgewood ROC from a financial point of view (without giving effect to any impacts of the Sale on any particular member other than in its capacity as a member). Variations in the valuation of the assets or in the allocation of the purchase price paid in the transaction would have increased or decreased amounts to be received from the Sale by each of the Sellers and the Managing Shareholder, and the respective shareholders of the PowerBank Funds, Trust V, the Fund and Arbutus.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Fund’s principal accountant, for the years ended December 31, 2007 and 2006 (in thousands).

	2007	2006
Audit fees	$531	$691
Tax fees[1]	69	62
Total	$600	$753

[1] Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

See the Index to Consolidated Financial Statements in Page F-1 of this report.

(b)           Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.		Description

3	(i)(A)	Certificate of Fund of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

3	(i)(B)	Amendment No. 1 to Certificate of Fund (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

3	(i)(C)
Certificate of Amendment to the Certificate of Fund of the Registrant dated December 18, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007).

3	(ii)(A)	Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

Exhibit No.		Description

3	(ii)(B)	Amendment No. 1 to the Declaration of Trust (incorporated by reference to the Registrant’s definitive proxy statement filed with the SEC on November 5, 2001, SEC File No. 000-25935).

3	(ii)(C)	Amendment of the Declaration of Trust of the Registrant effective January 1, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007).

10.1	#
Management Agreement between the Fund and Managing Shareholders, dated February 9, 1998 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999).

10.2		Operating Agreement of Ridgewood Near East Holding LLC, dated September 30, 1999 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2006).

10.3
Form of contracts and agreements between affiliates of CLPE Holdings Ltd. and each of (i) Ridgewood Renewable PowerBank I, LLC, (ii) Ridgewood Renewable PowerBank II, LLC, (iii) Ridgewood Renewable PowerBank III, LLC and (iv) Ridgewood Renewable PowerBank IV, LLC (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2006).

10.4	#	The CLPE Holdings Management Incentive Plan dated August 6, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007).

10.5
Agreement made on January 23, 2007 by and among Ridgewood UK LLC, Arbutus Energy Limited, Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC and MEIF LG Energy Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the SEC on January 29, 2007).

10.6
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

10.7	#
Service Agreement dated October 1, 2004 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007).

10.8	#
Deed of Waiver dated January 22, 2007 between Randall D. Holmes and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007).

10.9	#
Compromise Agreement dated February 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007).

10.10	#
Deed of Waiver dated January 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to the Registrant’s Annual Repot on Form 10-K filed with the SEC on August 17, 2007).

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2006).

21	*	Subsidiaries of the Registrant.

Exhibit No.		Description

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Jeffrey H. Strasberg, Chief Financial Officer of the Registrant.

____________________
*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

(c)	Financial Statement Schedules

See Consolidated Financial Statements and accompanying notes included in this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RIDGEWOOD POWER GROWTH FUND

Date: March 26, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	Chief Executive Officer	March 26, 2008
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	March 26, 2008
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	Chief Executive Officer of Managing Shareholder	March 26, 2008
Randall D. Holmes

THE RIDGEWOOD POWER GROWTH FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
The Ridgewood Power Growth Fund

We have audited the accompanying consolidated balance sheets of The Ridgewood Power Growth Fund (a Delaware trust) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Ridgewood Power Growth Fund as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
March 26, 2008

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$4,271	$2,588
Accounts receivable, net of allowance	1,332	1,237
Notes receivable - current portion	234	146
Due from affiliates	395	330
Inventory	969	630
Prepaid expenses and other current assets	676	478
Total current assets	7,877	5,409
Notes receivable - noncurrent portion	1,203	1,364
Investments	277	50
Property, plant and equipment, net	18,837	19,189
Intangibles, net	3,449	4,626
Goodwill	227	227
Other assets	249	48

Total assets	$32,119	$30,913

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$695	$571
Accrued expenses	195	337
Long-term debt - current portion	387	855
Due to affiliates	700	684
Total current liabilities	1,977	2,447
Long-term debt - noncurrent portion	1,449	1,774
Other liabilities	1,824	1,738
Deferred income taxes, net	339	857
Minority interest	6,902	6,371
Total liabilities	12,491	13,187

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (658.1067 Investor Shares issued and
outstanding)	20,002	18,090

Managing Shareholder's accumulated deficit (1 management
share issued and outstanding)	(374)	(364)
Total shareholders’ equity	19,628	17,726

Total liabilities and shareholders’ equity	$32,119	$30,913

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Years Ended December 31,
	2007	2006

Revenues	$13,737	$13,518

Cost of revenues	9,030	9,000

Gross profit	4,707	4,518

Operating expenses:
General and administrative expenses	5,183	3,094
Management fee to Managing Shareholder	1,645	1,645
Total operating expenses	6,828	4,739

Loss from operations	(2,121)	(221)

Other income (expense):
Interest income	175	96
Interest expense	(316)	(345)
Equity in income (loss) from RUK	16,423	(65)
(Loss) gain on disposition of marketable securities	(50)	3
Other income (expense), net	74	(61)
Total other income (expense), net	16,306	(372)

Income (loss) before income tax and minority interest	14,185	(593)

Income tax benefit	(523)	(77)

Income (loss) before minority interest	14,708	(516)

Minority interest in the earnings of subsidiaries	(344)	(487)

Net income (loss)	14,364	(1,003)

Foreign currency translation adjustment	(76)	87
Unrealized gain on marketable securities	-	14

Comprehensive income (loss)	$14,288	$(902)

Managing Shareholder - Net loss	$(24)	$(10)
Shareholders - Net income (loss)	14,388	(993)
Net income (loss) per Investor Share	21,862	(1,509)

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2007 AND 2006
(in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2005	$18,111	$(362)	$17,749
Net loss	(993)	(10)	(1,003)
Foreign currency translation adjustment	87	-	87
Unrealized gain on investment in marketable securities	14	-	14
Cash distributions	(1,645)	(17)	(1,662)
Capital contribution	2,516	25	2,541
Balance at December 31, 2006	18,090	(364)	17,726

Net income	14,388	(24)	14,364
Foreign currency translation adjustment	(75)	(1)	(76)
Cash distributions	(14,151)	(3)	(14,154)
Capital contribution	1,750	18	1,768
Balance at December 31, 2007	$20,002	$(374)	$19,628

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$14,364	$(1,003)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,603	3,609
Provision for bad debts	107	22
Forgiveness of unpaid professional and management fees and related interest	1,768	2,541
Equity in (income) loss from RUK	(16,423)	65
Loss (gain) on disposition of marketable securities	50	(3)
Loss on sale of equipment	14	37
Deferred income taxes, net	(529)	(229)
Minority interest in the earnings of subsidiaries	344	487
Changes in operating assets and liabilities:
Accounts receivable	(167)	113
Inventory	(307)	13
Prepaid expenses and other current assets	(190)	(248)
Other assets	(194)	(42)
Accounts payable	108	(744)
Accrued expenses	(149)	106
Due to/from affiliates, net	80	322
Other liabilities	85	4
Total adjustments	(11,800)	6,053
Net cash provided by operating activities	2,564	5,050

Cash flows from investing activities:
Distributions from RUK	15,674	-
Capital expenditures	(1,568)	(708)
Proceeds from sale of equipment	11	32
Collections from notes receivable	78	131
Proceeds from sale of marketable securities	-	45
Net cash provided by (used in) investing activities	14,195	(500)

Cash flows from financing activities:
Repayments under bank loan	(857)	(1,177)
Cash distributions to shareholders	(14,154)	(1,662)
Cash distributions to minority interest	-	(1,037)
Net cash used in financing activities	(15,011)	(3,876)

Effect of exchange rate on cash and cash equivalents	(65)	8

Net increase in cash and cash equivalents	1,683	682
Cash and cash equivalents, beginning of year	2,588	1,906
Cash and cash equivalents, end of year	$4,271	$2,588

Supplemental disclosure of cash flow information:
Interest paid	$335	$279
Income tax paid	171	252

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.  DESCRIPTION OF BUSINESS

The Ridgewood Power Growth Fund (the “Fund”) is a Delaware trust formed on February 18, 1997. The Fund began offering shares in February 1998 and concluded its offering in April 2000. The objective of the Fund is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Fund is Ridgewood Renewable Power LLC (“RRP” or the “Managing Shareholder”).  The Fund has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects both in US and abroad. The projects owned by the Fund have characteristics that qualify the projects for government incentives.

The Fund’s accompanying consolidated financial statements include the accounts of the Fund and its majority-owned subsidiary. The Fund’s consolidated financial statements also include the Fund’s 30.4% interest in Ridgewood RUK, LLC (“RUK”), which is accounted for under the equity method of accounting, as the Fund has the ability to exercise significant influence, but does not control the operating and financial policies of RUK. RUK previously owned landfill gas-fired electric projects located in the United Kingdom, which were sold in February 2007.

The Fund owns a 70.8% interest in US Hydro Corporation (“US Hydro”) and the remaining 29.2% minority interest is owned by Ridgewood Electric Power Trust V (“Trust V”). In addition, the Fund owns a 68.1% interest in Ridgewood Near East Holdings LLC (“NEH”) and the remaining minority interests are owned by Trust V (14.1%) and Ridgewood Egypt Fund (“Egypt Fund”) (17.8%). The interests of Trust V and Egypt Fund are presented as minority interests in the consolidated financial statements of the Fund.

NEH has the capacity to produce 29,100 cubic meters (approximately 7.7 million gallons) of potable water per day and electricity generating capacity of 23.8MW. US Hydro operates hydro-electric generating facilities with 15MW of generating capacity.

The Managing Shareholder performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Fund and the management and administrative services required for Fund operations. Among other services, the Managing Shareholder administers the accounts and handles relations with the shareholders, including tax and other financial information. The Managing Shareholder also provides the Fund with office space, equipment and facilities and other services necessary for its operation.

In October 2007, the Managing Shareholder announced that it intends to market NEH’s assets for sale and in January 2008 announced that it also intends to market the hydro-electric projects for sale. These assets represent the remaining investments of the Fund. These assets did not meet the qualifications to be classified as “held for sale” at December 31, 2007.

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

The Fund uses the equity method of accounting for its investments in affiliates, which are 50% or less owned, as the Fund has the ability to exercise significant influence over the operating and financial policies of the affiliates but does not control the affiliate. The Fund’s share of the earnings or losses of the affiliates is included in the consolidated financial statements.

b)   Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires the Fund to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Fund evaluates its estimates, including accounts receivable, notes receivable, investments, recoverable value of property, plant and equipment, intangibles and recordable liabilities for litigation and other contingencies. The Fund bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

c)    Revenue Recognition

Revenues generated from the sale of electric power are recorded in the month of delivery, based on the estimated volumes sold to customers. Revenues generated from the sale of fresh water are recorded in the month of delivery, based on actual volumes sold to customers. Power generation revenue adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings did not vary significantly from estimates.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

d)    Cash and Cash Equivalents

The Fund considers all highly liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of December 31, 2007 and 2006, the Fund had cash deposits held in foreign banks of $1,865 and $1,236, respectively, where there is no insurance. Cash deposits held in US banks exceeded insured limits by $2,206 and $1,152 as of December 31, 2007 and 2006, respectively.

e)   Accounts Receivable

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

g)    Property, Plant and Equipment

Property, plant and equipment, consisting of land, hydro-electric generation facilities (“HEGFs”), water desalinization facilities and office equipment are stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

The Fund used straight-line method of depreciation over the estimated useful life of the assets:

HEGFs	30 years
Water desalinization facilities	5-10 years
Office equipment	5 years

h)    Impairment of Goodwill, Intangibles and Long-Lived Assets

The Fund evaluates intangible assets and long-lived assets, such as property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. For the years ended December 31, 2007 and 2006, there were no triggering events and the Fund did not perform an impairment assessment.

The Fund evaluates goodwill and intangible assets with indefinite useful lives under Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Under SFAS 142, goodwill and intangible assets with indefinite lives are subject to annual impairment tests through a comparison of fair value to carrying value. The two-step approach to assess a reporting unit’s goodwill impairment requires that the Fund first compare the estimated fair value of a reporting unit, which has been assigned goodwill, to the carrying amount of the unit’s assets and liabilities, including its goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities is used to determine the current implied fair value of the unit’s goodwill. The Fund performed an annual review of goodwill in accordance with SFAS 142 and determined no goodwill impairment was required for the years ended December 31, 2007 and 2006.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

i)    Income Taxes

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

The Fund’s Egyptian subsidiary has a ten year income tax holiday that expires on December 31, 2010. The Fund records deferred tax liabilities for book to tax differences that are scheduled to exist at the expiration of the tax holiday.

Except for the above, no provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund. As a result, changes in the Fund’s pre-tax income (loss) do not necessarily lead to changes in income tax expense, thereby resulting in volatility of the effective tax rate. US Hydro operates in several tax jurisdictions and, as a result, the geographic mix of US Hydro’s pre-tax income or loss can also impact the Fund’s overall effective tax rate.

j)    Foreign Currency Translation

The Egyptian Pound is the functional currency of the Fund’s Egyptian subsidiary. The consolidated financial statements of the Fund’s non-United States subsidiary are translated into United States dollars. Assets and liabilities are translated into US dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rate during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of other comprehensive income (loss) included in shareholders’ equity.

k)    Fair Value of Financial Instruments

At December 31, 2007 and 2006, the carrying value of the Fund’s cash and cash equivalents, accounts receivable, notes receivable, and accounts payable and accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

l)     Significant Customers

During 2007 and 2006, the Fund’s largest customer accounted for 10.4% and 22.1% of total revenues, respectively.

m)    Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On February 1, 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. The Fund has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Fund beginning January 1, 2008. The Fund is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. SFAS 157 will become effective for the Fund beginning January 1, 2008. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Fund until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Fund is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Fund beginning January 1, 2009. The Fund is currently evaluating the impact of adopting SFAS 160 on its consolidated financial statements.

3.    ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2007 and 2006 is as follows:

	2007	2006
Accounts receivable	$1,551	$1,364
Less: allowance for doubtful accounts	(219)	(127)
	$1,332	$1,237

The Fund records an allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on management’s knowledge of the business, specific customers, review of aged accounts and a specific identification of accounts where collection is at risk. The following details the activity in the Fund’s allowance for doubtful accounts for the years ended December 31, 2007 and 2006:

	2007	2006
Balance at beginning of year	$127	$337
Additions charged to bad debt provision (1)	107	22
Deductions, net of recoveries (2)	(15)	(232)
Balance, end of year	$219	$127

(1)	Bad debt provision relates to estimated losses due to collectability issues, which is included in general and administrative expenses in the consolidated statement of operations.

(2)	Deductions, net of recoveries, primarily relate to receivable write-offs, but also include recoveries of previously written off receivables.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

4.    NOTES RECEIVABLE

Notes receivable at December 31, 2007 and 2006 is as follows:

	2007	2006
Blackstone	$1,291	$1,415
Other	146	95
Total notes receivable	1,437	1,510
Less: current portion	234	146
Notes receivable– long-term portion	$1,203	$1,364

In the fourth quarter of 2004, the US Hydro’s Blackstone Project (“Blackstone”) and New England Power (“NEP”) agreed to terminate their 1989 power purchase agreement. As per the terms of the Termination and Release Agreement, Blackstone now has the right to sell its production of electricity to any party it chooses. In addition, beginning January 2005, NEP began paying Blackstone $16 per month and will continue to do so through February 2010. NEP has also agreed to make a lump-sum payment of $1,000 to Blackstone on February 15, 2010. These payments are being made to compensate Blackstone for the cancellation of the fifteen years remaining on the original agreement. The Fund recorded interest income on notes receivable of $68 and $74 for the years ended December 31, 2007 and 2006, respectively, which is included in the consolidated statements of operations.

5.    PROPERTY, PLANT AND EQUIPMENT

At December 31, 2007 and 2006, property, plant and equipment at cost and accumulated depreciation is as follows:

	2007	2006
Land	$186	$186
HEGF	1,139	1,110
Water desalinization facilities	30,938	28,516
Office equipment	535	518
	32,798	30,330
Less: accumulated depreciation	(13,961)	(11,141)
	$18,837	$19,189

For the years ended December 31, 2007 and 2006, depreciation expense was $2,426 and $2,337, respectively, which is included in cost of revenues.

6. GOODWILL AND INTANGIBLES

At December 31, 2007 and 2006, the gross and net carrying amounts of intangible assets is as follows:

	2007	2006

Electric power sales contracts	$10,754	$10,754
Water rights	321	321
	11,075	11,075
Less: accumulated amortization	(7,626)	(6,449)
Intangibles, net	$3,449	$4,626

Goodwill	$227	$227

Electric power sales contracts are being amortized over their duration on a straight-line basis. As of December 31, 2007, the weighted average remaining life of electric power sales contracts was 5 years with the shortest remaining duration being 1 year and the longest remaining duration being 17 years. As of December 31, 2007, the weighted average remaining life of water rights was 27 years. For the years ended December 31, 2007 and 2006, amortization expense was $1,177 and $1,272, respectively, which is included in cost of revenues.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Fund expects to record amortization expense during the next five years as follows:

Year Ended December 31,
2008	$1,124
2009	962
2010	962
2011	23
2012	23

7.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Fund’s other comprehensive income (loss), which is reported in the accompanying consolidated statement of operations consists of the net income (loss), foreign currency translation adjustments and unrealized gains on marketable securities.

As of December 31, 2007 and 2006, the cumulative foreign currency translation loss was $7,761 and $7,685, respectively. As of December 31, 2007 and 2006, cumulative unrealized loss on marketable securities was $0 and $1, respectively.

8.   INVESTMENTS

United Kingdom Landfill Gas Projects

In May 1999, RUK was formed as a New Jersey limited liability company and was re-domiciled to Delaware in December 2002. RUK’s operations, through its subsidiary, CLPE Holdings Limited (“CLP”), included extracting methane-containing gas from landfill sites in England, Scotland and Wales, the use of that gas as fuel for generating electricity and the sale of that electricity.

On January 23, 2007, RUK entered into a sale agreement (the “Sale Agreement”) along with Arbutus Energy Ltd. (Jersey) (“Arbutus”), and Ridgewood ROC 2003 LLC (“ROC I”), Ridgewood ROC II 2003 LLC (“ROC II”), Ridgewood ROC III 2003 LLC (“ROC III”), Ridgewood ROC IV 2004 LLC (“ROC IV”), and together with ROC I, ROC II and ROC III, (the “Ridgewood ROCs”), each of which is a wholly-owned subsidiary of a corresponding Ridgewood Renewable PowerBank Fund (the “PowerBank Funds”), as sellers (collectively, the “Sellers”), with MEIF LG Energy Limited (the “Buyer”), as the purchaser.

On February 22, 2007, RUK completed the sale (the “Sale”) to the Buyer of all of the issued and outstanding shares of CLP (the “Shares”). Under the Sale Agreement, the Buyer acquired (i) 100% of the issued and outstanding Shares from RUK and Arbutus and (ii) substantially all of the assets (the “Assets”) of the PowerBank Funds. The Assets and the Shares constitute all the landfill gas business, located in the United Kingdom, of the Fund, Trust V and the PowerBank Funds.

The gain on disposal represents proceeds, less transaction costs and the net asset value of CLP, plus the reversal of previously recorded foreign currency translation adjustments. The Managing Shareholder waived its right to receive its 1% of the distributions from these transactions. As a result, the gain from the Sale and related cash distributions are allocated solely to Investor Shares.

The Sellers gave a number of warranties and indemnities to the Buyer in connection with the Sale that it considered typical of such transactions. Should there be a breach of the warranties or should an indemnity event occur, the Buyer could make claims against the Sellers including the Fund. Management of the Fund does not believe there is a material likelihood that such a claim will arise or that, should such a claim arise, the Fund would incur a material liability. This belief is based, in part, on the Sellers’ having purchased warranty and indemnity insurance to minimize such risk. There are no current plans to reserve or provide an escrow for the contingent liabilities presented by these warranties and indemnities. As of March 26, 2008, the Fund is not aware of any such claims.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized balance sheet data for RUK at December 31, 2007 and 2006 is as follows:

	2007	2006

Current assets	$921	$25,631
Noncurrent assets	-	74,893
Total assets	$921	$100,524

Current liabilities	$7	$30,373
Noncurrent liabilities	-	71,220
Members’ equity (deficit)	914	(1,069)
Liabilities and members’ equity	$921	$100,524

Fund share of RUK equity	$277	$-

Summarized statements of operations data for RUK for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006

Revenues	$-	$44,751

Cost of revenues	-	(36,872)
Other income (expense)	119	(9,162)
Total income (expense)	119	(46,034)

Gain on disposition of CLP	54,979	-

Net income (loss)	$55,098	$(1,283)

Fund share of income (loss) in RUK	$16,423	$(65)

9.  LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2007 and 2006:

	2007	2006
Total long-term debt	$1,836	$2,629
- Sinai	1,836	2,061
- REFI	-	136
- US Hydro	-	432

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

	2007	2006
Current maturity	$387	$855
- Sinai	387	287
- REFI	-	136
- US Hydro	-	432

	2007	2006
Long-term portion	$1,449	$1,774
- Sinai	1,449	1,774
- REFI	-	-
- US Hydro	-	-

The Sinai Environmental Services S.A.E. (“Sinai”, a consolidated subsidiary of NEH) loan, which is secured by a part of its assets, bears interest at 11.0% per annum and is non-recourse to the Fund. A provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other lenders. The loan was in default prior to the acquisition of Sinai by NEH and remained in default through the second quarter of 2005. In the second quarter of 2005, the lender and Sinai entered into a revised agreement that included in its terms a modified payment schedule. The revised terms provide for increasing monthly payments over six years starting at 172,000 Egyptian pounds and increasing to 357,000 Egyptian pounds (or approximately $29 to $61 at loan inception exchange rates), including interest, and having a final maturity date of May 1, 2011. As part of the 2005 settlement, the lender agreed to suspend, from the time of the settlement, the obligation of Sinai to repay 1 million Egyptian pounds (approximately $176 at the then settlement exchange rate) of the amount outstanding. If Sinai makes all the scheduled payments in accordance with the modified payment schedule, the suspension will become permanent and the 1 million Egyptian pounds forgiven. In case Sinai fails to make all scheduled payments on time, the suspension will be revoked and the total of the then remaining principal payments required will be increased by 1 million Egyptian pounds. As of the filing date, Sinai has been in compliance with the revised agreement since the inception of the agreement.

During the third quarter of 2002, Ridgewood Egypt For Infrastructure, LLC (Egypt) (“REFI”) executed a term loan agreement with its principal bank which is secured by certain plant assets of REFI. The bank provided a loan of 12,500,000 Egyptian pounds (approximately $2,688) that is being repaid in quarterly principal installments of 781,000 Egyptian pounds (approximately $168) starting June 2003. In March 2007, REFI paid the remaining outstanding balance.

Five of US Hydro’s hydro-electric power plants were financed by a term loan containing rights for the borrower to re-set interest rates from time-to-time. This credit facility was collateralized by five hydro-electric plants and notes receivable owned by US Hydro.  In September 2007, US Hydro paid the remaining outstanding balance.

Scheduled principal repayments of the Fund’s long-term debt at December 31, 2007 are as follows:

2008	$387
2009	484
2010	650
2011	315
Total	$1,836

10.  COMMITMENTS AND CONTINGENCIES

The US Hydro facility at Union Falls has leased the site under a non-cancelable long-term lease which terminates in 2024. Rent expense on a straight-line basis at this site was $295 for each of the years ended December 31, 2007 and 2006. The facility of US Hydro at the Box Canyon dam in Siskiyou County, California is owned subject to a ground lease which US Hydro has accounted for as an operating lease. The lease terminates on December 31, 2010, at which time US Hydro is obligated to transfer the facility at the site to the Siskiyou County Flood Control and Water Conservation District. The lease payment for Box Canyon was $500 for each of the years ended December 31, 2007 and 2006.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Minimum lease payments at December 31, 2007 are as follows:

2008	$710
2009	720
2010	732
2011	244
2012	255
Thereafter	4,266
Total	$6,927

The Fund has certain other leases that require payments based upon a percentage of the annual gross revenue of the respective hydro-electric plant less any taxes or other fees paid to the lessors. There are no minimum rents required and these commitments are not included in the amounts presented above. Rent expense for these hydro-electric plants for the years ended December 31, 2007 and 2006, was $8 and $11, respectively.

In accordance with Egyptian company law, the Egypt projects are required to record 5% of annual net profits to a statutory reserve which will cease when the reserve reaches 50% of issued capital. The statutory reserve is not eligible for distribution to members. The statutory reserve amounted to $381 and $223 at December 31, 2007 and 2006, respectively.

On August 16, 2006, the Managing Shareholder and affiliates of the Fund filed lawsuits against the former independent registered public accounting firm for the Fund, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court.  The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and its affiliates alleging breach of contract due to unpaid invoices, totaling $1,188. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Fund.

On December 30, 2005, an investor in the Fund and entities affiliated with the Fund, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Fund (the “Plaintiff”), filed a Complaint in Suffolk Superior Court, Commonwealth of Massachusetts, Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron I”). The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of funds (including the Fund) managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of those funds subsequent to the sale. The Plaintiff is seeking damages of $900 plus interest and other damages to be determined at trial.

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

On March 20, 2007, the Plaintiff commenced a derivative action, in Suffolk Superior Court, Commonwealth of Massachusetts.  Paul Bergeron v. Ridgewood Electric Power Trust V, et al., Suffolk Superior Court, Docket No. 07-1205 BLS1 (“Bergeron II”).  The Plaintiff joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds.  The Superior Court denied the request by the Plaintiff for an injunction.  The case was then removed by the defendants to the same District Court as Bergeron I, but the District Court remanded the case to Massachusetts Superior Court on July 5, 2007, where it is presently pending.  On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in Trust V and one in the Fund, as additional plaintiffs.  On March 12, 2008, the defendants’ Motion to Dismiss Bergeron as a plaintiff in the Bergeron II matter due to potential conflicts he has with the Bergeron I matter was denied by the Superior Court. Discovery is ongoing and no trial date has been set.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

RUK gave a number of warranties and indemnities to the purchaser of CLP. Should there be a breach of the warranties or should an indemnifiable event occur, the buyer could make claims against RUK. RUK purchased warranty and indemnity insurance to minimize such risk. As of March 26, 2008, the Fund is unaware of any such claims.

The Fund is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Fund may be required to record additional litigation expense.  While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Fund, based on its evaluation of matters which are pending or asserted, the Fund’s management believes the disposition of such matters will not have a material adverse effect on the Fund’s business or consolidated financial statements.

11.  OTHER LIABILITIES

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

In the case of the first settlement, on November 21, 2003, NEH agreed to make a single payment to the party of $281, and to make monthly installment payments of $8, until June 1, 2013. NEH had a liability of $379 at December 31, 2007 to reflect this obligation.

In the case of the second settlement, on April 7, 2005, NEH agreed with the party to make quarterly payments of $30 for so long as the Egypt projects remain operational. In the event that the Egypt projects are sold, an amount equal to the present value of the subsequent ten-years of payments would be made in settlement of the remaining obligation. NEH had a liability of $842 at December 31, 2007 to reflect this obligation.

Schedule of future discounted principal payments related to the settlements as of December 31, 2007 are as follows:

2008	$92
2009	101
2010	112
2011	123
2012	137
Thereafter	656
Total	$1,221

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

12.  INCOME TAXES

The components of income (loss) before provision for income taxes for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006
United States	$(3,519)	$(1,226)
Foreign	17,360	146
	$13,841	$(1,080)

The foreign component includes income of $937 and $211 from NEH for the years ended December 31, 2007 and 2006, respectively, that is subject to an Egyptian tax holiday that expires on December 31, 2010. It also includes foreign income (loss) of $16,423 and ($65), as of December 31, 2007 and 2006, respectively, from RUK which is reported net of tax effect consistent with the equity method of accounting.

The provision for income taxes for the years ended December 31, 2007 and 2006 consists of:

	2007	2006
Current
State	$7	$152
Deferred
Federal	(72)	(159)
State	(852)	(70)
Foreign	394	-
Income tax benefit	$(523)	$(77)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Fund recorded income tax expense for NEH operations resulting from book to tax differences that are scheduled to exist at the expiration of the tax holiday. The components of the Fund’s deferred income tax assets and liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Deferred tax asset
NOL carryforward – noncurrent	$2,134	$1,578
Less: valuation allowance	(481)	(406)
Total deferred tax asset	1,653	1,172
Deferred tax liabilities
Amortization and depreciation – noncurrent	(1,992)	(2,029)
Net deferred tax liabilities	$(339)	$(857)

The Fund’s effective tax rate differs from the statutory federal income tax rate for the years ended December 31, 2007 and 2006 as follows:

	2007	2006
US federal income taxes at the statutory rate	0%	0%
Loss (income) subject to tax at the subsidiary
level (at statutory rate)	-3%	18%
State taxes	-1%	-5%
Effective tax rate	-4%	13%

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

At December 31, 2007, US Hydro had a Federal net operating loss (NOL) carryforward of $4,861, which will be expiring in 2023 through 2026. US Hydro believes it is more likely than not that it will realize the benefit of its net operating losses. Accordingly, a valuation allowance has not been recorded against the related deferred tax asset. The ability to realize the benefit of the net operating losses may be limited should US Hydro or the Fund undergo an ownership change within the meaning of IRC Section 382.

In addition, at December 31, 2007, US Hydro had a state NOL carryforward of $10,413, which will be expiring in 2023 through 2026. US Hydro does not believe it is more likely than not that it will realize the benefit of this NOL carryforward as it does not project there will be future taxable income in the entity and jurisdiction to which this NOL was generated. Accordingly, US Hydro has recorded a valuation allowance against the full amount of the related deferred tax asset.

13.  TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Fund. In return, the Fund is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Fund, which equals $1,645 as of December 31, 2007 and 2006, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Fund does not pay the management fee on a timely basis, the Fund accrues interest at an annual rate of 10% on the unpaid balance.

For the year ended December 31, 2007, the Fund made management fee payments to the Managing Shareholder of $823. For the year ended December 31, 2006, the Managing Shareholder waived its right to receive its management fee. During 2007 and 2006, the Managing Shareholder forgave $823 and $1,645 of unpaid accrued management fees, respectively. In the fourth quarter of 2007, the Managing Shareholder waived its right to reimbursement of $934, relating to professional service fees of the Fund. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Fund as a deemed capital contribution. The shareholders of the Fund other than the Managing Shareholder were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

In 2007 and 2006, the Fund accrued interest expense of $11 and $92, respectively on accrued but unpaid management fees. The interest accrued has been waived by the Managing Shareholder and recorded as a deemed capital contribution in the period waived.

Under the Management Agreement with the Managing Shareholder, Ridgewood Power Management (“RPM”) provides management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2007 and 2006, RPM charged the US Hydro projects $689 and $624, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2007 and 2006, RPM charged the projects $4,813 and $3,827, respectively, for direct expenses incurred.  These charges may not be indicative of costs incurred if the Fund were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Fund other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholders is entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 25% of all remaining distributions of the Fund. For the years ended December 31, 2007 and 2006, distributions to the Managing Shareholder were $3 and $17, respectively. The Fund has not yet reached Payout.

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

On June 26, 2003, the Managing Shareholder, entered into a Revolving Credit and Security Agreement with Wachovia Bank, National Association. The agreement, as amended, allows the Managing Shareholder to obtain loans and letters of credit of up to $6,000 for the benefit of the funds and funds that it manages. As part of the agreement, the Fund agreed to limitations on its ability to incur indebtedness, and liens and to provide guarantees. In 2007, the Managing Shareholder and Wachovia Bank agreed to extend the Managing Shareholder’s line of credit, through May 31, 2008.

The Fund records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivable from the other affiliates do not bear interest. At December 31, 2007 and 2006, the Fund had outstanding receivables and payables as follows:

	Due from		Due to
	2007	2006	2007	2006

RPM	$-	$-	$406	$245
RRP	100	107	-	-
Trust V	295	211	-	-
Egypt Fund	-	-	98	127
RUK	-	-	196	312
Other Affiliates	-	12	-	-
Total	$395	$330	$700	$684

14.  FINANCIAL INFORMATION BY BUSINESS SEGMENT AND LOCATION

In 2007 and 2006, revenues were recorded from customers of US Hydro and Egypt projects. The financial statements of RUK are not consolidated with those of the Fund and, accordingly, its revenues are not considered to be operating revenues. For the years ended December 31, 2007 and 2006, financial information by geographic location was as follows:

	2007		2006
	US	Egypt	US	Egypt

Total assets	$9,777	$22,342	$9,810	$21,103
Revenues	3,467	10,270	5,357	8,161

The Fund has two customers which accounted for 68.8% and 75.5% of US sourced revenue in 2007 and 2006, respectively. The Fund has two customers which accounted for 14.2% and 16.5% of Egypt sourced revenue in 2007 and 2006, respectively.

The Fund manages and evaluates its operations in two reportable business segments: power generation and water desalinization. These segments have been classified separately by the similarities in economic characteristics and customer base. Common services shared by the business segments are allocated on the basis of identifiable direct costs, time records or in proportion to amount invested in projects managed by RPM.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The financial data for business segments for the years ended December 31, 2007, and 2006 are as follows: (unaudited):

	Power
	2007	2006
Revenues	$3,467	$5,357
Depreciation and amortization	1,219	1,302
Gross profit	761	2,629
Interest income	68	74
Interest expense	20	43
Income tax benefit	(918)	(77)
Total assets	6,994	8,373
Capital expenditures	28	28
Goodwill	227	227

	Water
	2007	2006
Revenues	$10,270	$8,161
Depreciation and amortization	2,384	2,307
Gross profit	3,946	1,889
Interest income	21	10
Interest expense	285	209
Income tax expense	395	-
Total assets	22,342	21,103
Capital expenditures	1,540	680

	Corporate
	2007	2006
Interest income	$86	$12
Interest expense	11	93
Equity in income (loss) from RUK	16,423	(65)
Total assets	2,783	1,437

	Consolidated
	2007	2006
Revenues	$13,737	$13,518
Depreciation and amortization	3,603	3,609
Gross profit	4,707	4,518
Interest income	175	96
Interest expense	316	345
Income tax benefit	(523)	(77)
Total assets	32,119	30,913
Capital expenditures	1,568	708
Goodwill	227	227
Equity in income (loss) from RUK	16,423	(65)