Form 10-Q
period 2008-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2008-05-14
CIK 1057076

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐    Non-accelerated filer ☐       Smaller reporting company   ☒
                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No    ☒

As of March 31, 2008, there were 658.2067 Investor Shares outstanding.

Table of Content

 FORM 10-Q

Table of Content

 PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,218	$4,271
Accounts receivable, net of allowance	1,486	1,332
Notes receivable - current portion	132	234
Due from affiliates	386	395
Inventory	1,283	969
Prepaid expenses and other current assets	597	676
Total current assets	7,102	7,877
Notes receivable - noncurrent portion	1,170	1,203
Investments	277	277
Property, plant and equipment, net	19,063	18,837
Intangibles, net	3,154	3,449
Goodwill	227	227
Other assets	340	249

Total assets	$31,333	$32,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,273	$695
Accrued expenses	113	195
Long-term debt - current portion	415	387
Due to affiliates	521	700
Total current liabilities	2,322	1,977
Long-term debt - noncurrent portion	1,356	1,449
Other liabilities	1,821	1,824
Deferred income taxes, net	283	339
Minority interest	6,997	6,902
Total liabilities	12,779	12,491

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (658.2067 Investor Shares issued
and outstanding)	18,936	20,002
Managing Shareholder's accumulated deficit
(1 management share issued and outstanding)	(382)	(374)
Total shareholders’ equity	18,554	19,628

Total liabilities and shareholders’ equity	$31,333	$32,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2008	2007

Revenues	$3,422	$3,542

Cost of revenues	2,310	2,075

Gross profit	1,112	1,467

Operating expenses:
General and administrative expenses	1,590	1,305
Management fee to Managing Shareholder	411	411
Total operating expenses	2,001	1,716

Loss from operations	(889)	(249)

Other income (expense):
Interest income	32	40
Interest expense	(67)	(101)
Equity in income of RUK	-	16,499
Other income	19	-
Total other (expense) income, net	(16)	16,438

(Loss) income before income tax and minority interest	(905)	16,189

Income tax (benefit) expense	(47)	343

(Loss) income before minority interest	(858)	15,846

Minority interest in the earnings of subsidiaries	(28)	(12)

Net (loss) income	(886)	15,834

Foreign currency translation adjustment	141	(493)

Comprehensive (loss) income	$(745)	$15,341

Managing Shareholder - Net loss	$(9)	$(9)
Shareholders - Net (loss) income	(877)	15,843
Net (loss) income per Investor Share	(1,333)	24,073
Distributions per Investor Share	500	20,500

    The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net cash provided by operating activities	$1,286	$188

Cash flows from investing activities:
Distributions from RUK	-	13,224
Capital expenditures	(2,034)	(310)
Proceeds from sale of equipment	-	11
Collections on notes receivable	136	30
Net cash (used in) provided by investing activities	(1,898)	12,955

Cash flows from financing activities:
Repayments under bank loans	(85)	(302)
Cash distributions to shareholders	(329)	(13,497)
Net cash used in financing activities	(414)	(13,799)

Effect of exchange rate on cash and cash equivalents	(27)	(3)

Net decrease in cash and cash equivalents	(1,053)	(659)
Cash and cash equivalents, beginning of period	4,271	2,588
Cash and cash equivalents, end of period	$3,218	$1,929

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with The Ridgewood Power Growth Fund (the “Fund”) Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 26, 2008 (the “2007 Form 10-K”). No significant changes have been made to the Fund’s accounting policies and estimates disclosed in its 2007 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2008, and for the three months ended March 31, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Fund’s accompanying condensed consolidated financial statements include the accounts of the Fund and its majority-owned subsidiaries. The Fund’s condensed consolidated financial statements also include the Fund’s 30.4% interest in Ridgewood UK, LLC (“RUK”), which is accounted for under the equity method of accounting, as the Fund has the ability to exercise significant influence but does not control the operating and financial policies of RUK. RUK previously owned landfill gas fired electric projects located in the United Kingdom, which were sold in February 2007.

The Fund owns a 70.8% interest in Ridgewood US Hydro Corporation (“US Hydro”) and the remaining 29.2% minority interest is owned by Ridgewood Electric Power Trust V (“Trust V”). In addition, the Fund owns a 68.1% interest in Ridgewood Near East Holdings LLC (“NEH”) and the remaining minority interest is owned by Trust V (14.1%) and Ridgewood Egypt Fund (“Egypt Fund”) (17.8%). The interests of Trust V and Egypt Fund are presented as minority interest in the condensed consolidated financial statements.

On February 22, 2007, RUK completed the sale of all of the issued and outstanding shares of CLPE Holdings Limited (“CLP”) to MEIF LG Energy Limited. Concurrent with the sale, RUK and affiliated entities terminated certain sharing agreements amongst themselves. The gain on disposal represents proceeds, less transaction costs and the net asset value of CLP, plus the reversal of previously recorded foreign currency translation adjustments. The Managing Shareholder waived its right to receive its 1% of the distributions from these transactions. As a result, the gain from the sale and related cash distributions are allocated solely to Investor Shares.

The Managing Shareholder announced that it intends to market NEH’s assets and US Hydro for sale. These assets represent the remaining investments of the Fund. There can be no assurance that any such sales will occur. These assets did not meet the qualifications to be classified as “held for sale” at March 31, 2008.

3.           RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. On February 1, 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. The Fund has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Fund for the annual period beginning January 1, 2008. The Fund is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities for the Fund until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Fund adopted SFAS 159 effective January 1, 2008, with no material impact on its condensed consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that, once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 will become effective for the Fund beginning January 1, 2009. The Fund is currently evaluating the impact of adopting SFAS 160 on its condensed consolidated financial statements.

 4.           INVENTORY

At March 31, 2008 and December 31, 2007, inventories were as follows:

	March 31,	December 31,
	2008	2007
Consumables	$1,241	$926
Fuel	42	43
Total	$1,283	$969

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

5.            INVESTMENTS

On February 22, 2007, RUK completed the sale of all of the issued and outstanding shares of CLP as discussed in Note 2.

Summarized statements of operations data for RUK for the three months ended March 31, 2008 and 2007 were as follows:

	March 31,
	2008	2007

Revenues	$-	$7,552

Gross profit	-	1,740

Income from operations	-	1,539

Gain on disposal	-	54,979

Net income	$-	$55,342

Fund share of income in RUK	$-	$16,499

 6.           INCOME TAXES

Except for US Hydro, no provision is made for US income taxes in the accompanying condensed consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.  Changes in the Fund’s pre-tax income (loss) do not necessarily lead to changes in income tax expense, thereby resulting in volatility of the effective tax rate.  US Hydro operates in several tax jurisdictions and, as a result, the geographic mix of US Hydro’s pre-tax income or loss can also impact the Fund’s overall effective tax rate.  The Fund has calculated its actual tax provision based upon year-to-date results.  Such an approach is allowed under FASB Interpretation No. 18, as the Fund has determined that it cannot estimate an annual effective tax rate with reasonable accuracy.  The income tax benefit on income before minority interest and income tax for the three months ended March 31, 2008 and 2007 was $120 and $16, respectively.

The Fund’s Egyptian operations operate under a ten year income tax holiday that expires on December 31, 2010. For the three months ended March 31, 2008 and 2007, the Fund recorded income tax expense of $73 and $359, respectively, resulting from book to tax differences that are scheduled to exist at the expiration of the tax holiday.

7.            COMMITMENTS AND CONTINGENCIES

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

On January 27, 2006, the Plaintiff, on its own initiative, filed an Amended Complaint and Jury Demand in Massachusetts Superior Court, adding a non-diverse broker-dealer to the action.  On February 27, 2006, a motion to dismiss was filed.  On January 10, 2007, the District Court dismissed Plaintiff’s unjust enrichment case, but denied the motion of the defendants to dismiss as to the remaining claims.  Presently, attorneys for the parties are involved in discovery, with a magistrate judge having decided motions to compel brought by the parties during the summer of 2007.  A new scheduling order is in the process of being developed by the parties for approval by the District Court.  No trial date has been set.

Table of Content

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

RUK gave a number of warranties and indemnities to the purchaser of CLP. Should there be a breach of the warranties or should an indemnifiable event occur, the buyer could make claims against RUK. RUK purchased warranty and indemnity insurance to minimize such risk. As of the date of this filling, the Fund is unaware of any such claims.

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

The Fund is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Fund may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Fund, based on its evaluation of matters which are pending or asserted, the Fund’s management believes the disposition of such matters will not have a material adverse effect on the Fund’s business or its financial statements.

Table of Content

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

Business segment financial data for the three months ended March 31, 2008 and 2007 were as follows:

	Power
	Three Months Ended March 31,
	2008	2007

Revenues	$1,033	$1,451
Gross profit	369	772
Total assets	7,079	8,676

	Water
	Three Months Ended March 31,
	2008	2007

Revenues	$2,389	$2,091
Gross profit	743	695
Total assets	22,708	21,009

	Corporate
	Three Months Ended March 31,
	2008	2007

Total assets	$1,546	$3,732

	Consolidated
	Three Months Ended March 31,
	2008	2007

Revenues	$3,422	$3,542
Gross profit	1,112	1,467
Total assets	31,333	33,417

Table of Content

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of  March 31, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the three months ended March 31, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fund’s 2007 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the outcome of the litigation described in Part I, Item 1, Note 7. “Commitments and Contingencies” of this report, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fund’s 2007 Form 10-K. The Fund undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and operating results is based on its condensed consolidated financial statements.  The preparation of this Quarterly Report on Form 10-Q requires the Fund to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Fund’s condensed consolidated financial statements, and the reported amount of revenue and expenses during the reporting period. Actual results may differ from those estimates and assumptions.  No material changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2007 Form 10-K.

Results of Operations and Changes in Financial Condition

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

The Fund generates revenue from two operating segments. The Fund’s power generation business results from US Hydro operations and the Fund’s water desalinization revenues is generated by NEH. Revenues decreased $0.1 million, or 3.4%, from $3.5 million at March 31, 2007 to $3.4 million at March 31, 2008. Revenues from US Hydro operations decreased $0.4 million to $1 million in the first quarter of 2008 primarily due to lower outputs resulting from lower levels of precipitation.  Revenues from NEH’s water operations increased $0.3 million to $2.4 million in the first quarter of 2008, which was primarily attributable to increases in water volume sales due to greater tourism in the NEH market area.

Cost of revenues for the first quarter of 2008 was $2.3 million compared to $2.1 million for the same period in 2007, an increase of $0.2 million, or 11.3%. This was primarily due to an increase in consumables resulting from higher revenues in NEH operations in the first quarter of 2008 and increased depreciation expense as a result of capital expansion at NEH.

Gross profit decreased $0.4 million, or 24.2%, from $1.5 million in the first quarter of 2007 to $1.1 million in the first quarter of 2008. The gross profit of US Hydro operations decreased $0.4 million from $0.8 million in the first quarter of 2007 to $0.4 million for the same period in 2008 due to a decrease in revenues.

General and administrative expenses increased $0.3 million to $1.6 million for the first three months of 2008 compared to $1.3 million for the same period in 2007. The increase in general and administrative expenses in the first quarter of 2008 was primarily due to an increase in professional fees.

The Fund recorded equity income from its investment in RUK of $16.5 million in the first quarter of 2007. During the first quarter of 2007, RUK completed the sale of all of the issued and outstanding shares of CLP to MEIF LG Energy Limited. See Part 1, Item 1. “Financial Statements” for further discussion.

Table of Content

In the first quarter of 2008, the Fund recorded an income tax benefit of $47,000 compared to income tax expense of $0.3 million in the first quarter of 2007, a decrease in income tax expense of $0.4 million.  This decrease in the first quarter of 2008 was primarily due to an increased loss from continuing operations excluding RUK.

Total assets decreased $0.8 million from $32.1 million at December 31, 2007 to $31.3 million at March 31, 2008. This decrease was primarily due to decreases of $1.1 million in cash and cash equivalents and $0.3 million in intangibles, partially offset by an increase of $0.3 million each in inventory and property, plant and equipment. Total liabilities increased $0.3 million from $12.5 million at December 31, 2007 to $12.8 million at March 31, 2008. This increase was primarily due to an increase of $0.6 million in accounts payable, partially offset by decreases of $0.2 million in due to affiliates and $0.1 million in deferred income taxes.

 Liquidity and Capital Resources

Three months ended March 31, 2008 compared to the three months ended March 31, 2007

At March 31, 2008, the Fund had cash and cash equivalents of $3.2 million, a decrease of $1.1 million from December 31, 2007. The cash flows for the three months ended March 31, 2008 were approximately $1.2 million provided by operating activities, $1.9 million used in investing activities, $0.4 million used in financing activities and a $27,000 negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the three months ended March 31, 2008 was approximately $1.2 million compared to $0.2 million for the three months ended March 31, 2007. The increase of approximately $1 million in cash flow in the first quarter of 2008 was primarily due to a decrease in accounts receivable and prepaid expenses and an increase in accounts payable.

For the three months ended March 31, 2008, investing activities used cash of $1.9 million compared to cash provided of $13 million for the three months ended March 31, 2007. Cash used in investing activities for the first quarter of 2008 primarily included $2 million in capital expenditures for NEH's operations, partially offset by $0.1 million collected on notes receivable. Cash provided by investing activities for the first quarter of 2007 primarily included $13.2 million in distributions from RUK relating to the sale of CLP, partially offset by $0.3 million in capital expenditures.

Cash used in financing activities for the first quarter of 2008 was $0.4 million compared to $13.8 million in the first quarter of 2007. The decrease of $13.4 million in cash used in financing activities in the 2008 period was primarily due to reduced distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Fund expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities, will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Fund’s 2007 Form 10-K.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.   CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Fund’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). A system of disclosure controls and procedures is designed to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms. This includes disclosure controls and procedures designed to ensure that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure. A review and evaluation of the effectiveness of these controls and procedures was done by the Fund’s Chief Executive Officer and Chief Financial Officer as of March 31, 2008.

Based on such review and evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Table of Content

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Fund’s 2007 Form 10-K.

ITEM 1A.  RISK FACTORS

 There have been no material changes from the risk factors disclosed in the Fund’s 2007 Form 10-K.

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

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RIDGEWOOD POWER GROWTH FUND

Date: May 14 , 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)