Form 10-Q
period 2008-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2008-08-14
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Not Applicable
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
Yes ☐  No ☒

As of June 30, 2008, there were 658.2067 Investor Shares outstanding.

 FORM 10-Q

 PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,927	$4,271
Accounts receivable, net of allowance	1,525	1,332
Notes receivable - current portion	134	234
Due from affiliates	391	395
Inventory	1,163	969
Prepaid expenses and other current assets	407	676
Total current assets	7,547	7,877
Notes receivable - noncurrent portion	1,136	1,203
Investments	277	277
Property, plant and equipment, net	20,317	18,837
Intangibles, net	2,860	3,449
Goodwill	227	227
Other assets	409	249

Total assets	$32,773	$32,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$926	$695
Accrued expenses	76	195
Long-term debt - current portion	1,407	387
Due to affiliates	658	700
Total current liabilities	3,067	1,977
Long-term debt - noncurrent portion	2,289	1,449
Other liabilities	1,814	1,824
Deferred income taxes, net	423	339
Minority interest	7,119	6,902
Total liabilities	14,712	12,491

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (658.2067 Investor Shares issued
and outstanding)	18,444	20,002
Managing Shareholder's accumulated deficit
(1 management share issued and outstanding)	(383)	(374)
Total shareholders’ equity	18,061	19,628

Total liabilities and shareholders’ equity	$32,773	$32,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

Revenues	$8,141	$7,286	$4,719	$3,744

Cost of revenues	4,923	4,286	2,613	2,211

Gross profit	3,218	3,000	2,106	1,533

Operating expenses:
General and administrative expenses	3,018	2,346	1,428	1,041
Management fee to Managing Shareholder	823	823	412	412
Total operating expenses	3,841	3,169	1,840	1,453

(Loss) income from operations	(623)	(169)	266	80

Other income (expense):
Interest income	50	61	18	21
Interest expense	(131)	(177)	(64)	(76)
Equity in income (loss) from RUK	-	16,480	-	(19)
Disposition of ZAP securities	-	(50)	-	(50)
Other income, net	19	10	-	10
Total other (expense) income, net	(62)	16,324	(46)	(114)

(Loss) income before income tax and minority interest	(685)	16,155	220	(34)

Income tax expense (benefit)	196	298	243	(45)

(Loss) income before minority interest	(881)	15,857	(23)	11

Minority interest in the earnings of subsidiaries	(287)	(219)	(259)	(207)

Net (loss) income	(1,168)	15,638	(282)	(196)

Foreign currency translation adjustment	259	(471)	118	22

Comprehensive (loss) income	$(909)	$15,167	$(164)	$(174)

Managing Shareholder - Net loss	$(12)	$(11)	$(3)	$(2)
Shareholders - Net (loss) income	(1,156)	15,649	(279)	(194)
Net (loss) income per Investor Share	(1,756)	23,778	(424)	(295)
Distributions per Investor Share	1,000	20,500	500	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net cash provided by operating activities	$2,395	$2,145

Cash flows from investing activities:
Distributions from RUK	-	15,674
Capital expenditures	(3,700)	(783)
Proceeds from sale of equipment	-	11
Investment in subsidiary	(137)	-
Collections on notes receivable	169	69
Net cash (used in) provided by investing activities	(3,668)	14,971

Cash flows from financing activities:
Repayments under bank loans	(197)	(478)
Proceeds from loans payable to third party	2,000	-
Cash distributions to minority interest	(175)	-
Cash distributions to shareholders	(658)	(13,497)
Net cash provided by (used in) financing activities	970	(13,975)

Effect of exchange rate on cash and cash equivalents	(41)	7

Net (decrease) increase in cash and cash equivalents	(344)	3,148
Cash and cash equivalents, beginning of period	4,271	2,588
Cash and cash equivalents, end of period	$3,927	$5,736

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

In the opinion of management, the condensed consolidated financial statements as of June 30, 2008, and for the six and three months ended June 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Fund’s accompanying condensed consolidated financial statements include the accounts of the Fund and its majority-owned subsidiaries - Ridgewood US Hydro Corporation (“US Hydro”) and Ridgewood Near East Holdings LLC (“NEH”). The Fund’s condensed consolidated financial statements also include the Fund’s 30.4% interest in Ridgewood UK, LLC (“RUK”), which is accounted for under the equity method of accounting, as the Fund has the ability to exercise significant influence but does not control the operating and financial policies of RUK. RUK previously owned landfill gas fired electric projects located in the United Kingdom, which were sold in February 2007.

The Fund owns a 70.8% interest in US Hydro and the remaining 29.2% minority interest is owned by Ridgewood Electric Power Trust V (“Trust V”). In addition, the Fund owns a 68.1% interest in NEH and the remaining minority interest is owned by Trust V (14.1%) and Ridgewood/Egypt Fund (“Egypt Fund”) (17.8%). The interests of Trust V and Egypt Fund are presented as minority interest in the condensed consolidated financial statements. In June 2008, Ridgewood Egypt for Infrastructure (“REFI”), a subsidiary of NEH, purchased an additional 9.5% interest in Sinai For Environmental Services S.A.E. (“Sinai”) bringing its total ownership in Sinai to 75.9%.

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

The Managing Shareholder announced that it intends to market NEH’s assets and US Hydro for sale. These assets represent the remaining investments of the Fund. On June 5, 2008, NEH entered into a sale and purchase agreement pursuant to which NEH will sell its contractual and legal interest in the operating assets of NEH subject to various closing conditions, including approval of shareholders of the Fund, Trust V and Egypt Fund. A summary of the terms and conditions of the sale has been filed on a Current Report on Form 8-K filed with the SEC on June 13, 2008. There can be no assurance that any such sales will occur. These assets did not meet the qualifications to be classified as “held for sale” at June 30, 2008.

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

SFAS 157

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with generally accepted accounting principles and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Fund until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements.  The Fund is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its condensed consolidated financial statements.

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

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Fund is currently evaluating the impact of adopting SFAS 162 on its condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

4.             INVENTORY

At June 30, 2008 and December 31, 2007, inventories were as follows:

	June 30,	December 31,
	2008	2007
Consumables	$1,089	$926
Fuel	74	43
Total	$1,163	$969

5.           INVESTMENTS

On February 22, 2007, RUK completed the sale of all of the issued and outstanding shares of CLP as discussed in Note 2.

Summarized statements of operations data for RUK for the six and three months ended June 30, 2007 were as follows:

	Six Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2007

Revenues	$7,552	$-

Gross profit	1,740	-

Income (loss) from operations	1,404	(135)

Gain on disposal	54,979	-

Net income (loss)	55,280	(62)

6.           LONG-TERM DEBT

In June 2008, REFI borrowed $2,000 from the private equity firm that has entered into a sale and purchase agreement to acquire the NEH operating assets. The debt is scheduled to be repaid over a 21 month period and bears interest at 10% per annum. The borrowings and repayments are denominated in US dollars.

7.           INCOME TAXES

Except for US Hydro, no provision is made for US income taxes in the accompanying condensed consolidated financial statements, as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.  Changes in the Fund’s pre-tax income (loss) do not necessarily lead to changes in income tax expense, thereby resulting in volatility of the effective tax rate.  US Hydro operates in several tax jurisdictions and, as a result, the geographic mix of US Hydro’s pre-tax income or loss can also impact the Fund’s overall effective tax rate.  The Fund has calculated its actual tax provision based upon year-to-date results.  Such an approach is allowed under FASB Interpretation No. 18, as the Fund has determined that it cannot estimate an annual effective tax rate with reasonable accuracy.  The income tax expense (benefit) on income before minority interest and income tax for the six months ended June 30, 2008 and 2007 was $75 and ($61), respectively. The income tax expense (benefit) in income before minority interest and income tax for the three months ended June 30, 2008 and 2007 was $195 and ($45), respectively.

The Fund’s Egyptian operations operate under a ten year income tax holiday that expires on December 31, 2010. For the six months ended June 30, 2008 and 2007, the Fund recorded income tax expense of $121 and $359, respectively, resulting from book to tax differences that are scheduled to exist at the expiration of the tax holiday. For the three months ended June 30, 2008, the Fund recorded income tax expense of $48.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

8.             COMMITMENTS AND CONTINGENCIES

On December 30, 2005, an investor in the Fund and entities affiliated with the Fund, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (the “Plaintiff”), filed a Complaint in the Federal District Court in Massachusetts, Paul Bergeron v. Ridgewood Securities Corporation, et al. (“Bergeron I”).  The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of Funds managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of those Funds subsequent to the sale.  The Plaintiff is seeking damages of $900 plus interest and other damages to be determined at trial. None of the Funds are party to this litigation. No trial date has been set. Discovery has been completed and a Motion for Summary Judgment filed by the Defendants is pending.

On March 20, 2007, the Plaintiff in Bergeron I commenced a derivative action, in Suffolk County Superior Court, Commonwealth of Massachusetts,  Paul Bergeron v. Ridgewood Electric Power Trust V, et al. (“Bergeron II”).  The Plaintiff joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds.  The Superior Court denied the request by the Plaintiff for an injunction. On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in the Fund and one in Trust V, as additional plaintiffs. Discovery is ongoing and no trial date has been set.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

RUK gave a number of warranties and indemnities to the purchaser of CLP. Should there be a breach of the warranties or should an indemnifiable event occur, the buyer could make claims against RUK. RUK purchased warranty and indemnity insurance to minimize such risk. As of the date of this filing, the Fund is unaware of any such claims.

On August 16, 2006, the Managing Shareholder of the Fund and affiliates of the Fund filed lawsuits against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner, LLP (“Perelson Weiner”), in New Jersey Superior Court. The suits alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Funds and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and other plaintiffs alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of the litigation are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds, including the Fund.

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

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Business segment financial data for the six and three months ended June 30, 2008 and 2007 were as follows:

	Power		Power
	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenues	$2,601	$2,623	$1,568	$1,172
Gross profit	1,284	1,285	915	513
Total assets	6,865	8,251	6,865	8,251

	Water		Water
	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenues	$5,540	$4,663	$3,151	$2,572
Gross profit	1,934	1,715	1,191	1,020
Total assets	25,082	21,508	25,082	21,508

	Corporate		Corporate
	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Total assets	$826	$4,089	$826	$4,089

	Consolidated		Consolidated
	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007
Revenues	$8,141	$7,286	$4,719	$3,744
Gross profit	3,218	3,000	2,106	1,533
Total assets	32,773	33,848	32,773	33,848

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of June 30, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the six and three months ended June 30, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fund’s 2007 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the outcome of the litigation described in Part I, Item 1, Note 8. “Commitments and Contingencies” of this report, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fund’s 2007 Form 10-K. The Fund undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Results of Operations and Changes in Financial Condition

The Fund is currently marketing all of its operating assets for sale. As a result, the comparability of future period-to-period financial statements could be limited. As assets are sold, or eligible for classification as assets “held for sale”, the operating results from those operations will be reclassified and presented as loss or income from discontinued operations.

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

The Fund generates revenue from two operating segments, water desalinization and power generation. The Fund’s power generation business generates revenue from US Hydro and the Fund’s water desalinization revenues are generated by NEH. Revenues increased approximately $0.8 million, or 11.7%, from $7.3 million at June 30, 2007 to $8.1 million at June 30, 2008. Revenues from NEH’s water operations increased approximately $0.8 million to $5.5 million in the six months ended June 30, 2008, which was primarily attributable to increases in water volume sales due to greater tourism in the NEH market area as well as increased unit prices to offset increased costs of production. Revenues from US Hydro operations in the 2008 period remained consistent with the 2007 period.

Cost of revenues for the six months ended June 30, 2008 was $4.9 million compared to $4.3 million for the same period in 2007, an increase of $0.6 million, or 14.9%. This was primarily due to an increase in consumables resulting from higher fuel costs and production volumes in NEH operations in the 2008 period and increased depreciation expense as a result of capital expansion at NEH.

Gross profit increased $0.2 million, or 7.3%, from $3 million for the six months ended June 30, 2007 to $3.2 million for the same period in 2008. The gross profit of NEH operations increased $0.2 million from $1.7 million for the six months ended June 30, 2007 to $1.9 million for the same period in 2008 due to an increase in revenues, partially offset by an increase in cost of revenues.

General and administrative expenses increased $0.7 million to $3 million for the six months ended June 30, 2008 compared to $2.3 million for the same period in 2007. The increase in general and administrative expenses in the 2008 period was primarily due to an increase in professional fees.

The Fund recorded equity income from its investment in RUK of $16.5 million for the six months ended June 30, 2007. During the first quarter of 2007, RUK completed the sale of all of the issued and outstanding shares of CLP to MEIF LG Energy Limited. See Note 2, “Description of Business” in the notes to the condensed consolidated financial statements contained herein for further discussion.

Total assets increased $0.7 million from $32.1 million at December 31, 2007 to $32.8 million at June 30, 2008. This increase was primarily due to increases of $1.5 million in property, plant and equipment, $0.2 million in accounts receivable and $0.2 million in inventory, partially offset by decreases of $0.6 million in intangibles, $0.3 million in cash and cash equivalents and $0.3 million in prepaid expenses and other current assets. Total liabilities increased $2.2 million from $12.5 million at December 31, 2007 to $14.7 million at June 30, 2008. This increase was primarily due to increases of $1.9 million in long-term debt and approximately $0.3 million in minority interest.

Three months ended June 30, 2008 compared to the three months ended June 30, 2007

Revenues increased $1 million, or 26%, from $3.7 million for the three months ended June 30, 2007 to $4.7 million for the three months ended June 30, 2008. Revenues from US Hydro operations increased $0.4 million to $1.6 million for the 2008 period primarily due to higher levels of precipitation. Revenues from NEH’s water operations increased $0.6 million to $3.2 million for the 2008 period, which was primarily attributable to increases in water volume sales due to greater tourism in the NEH market area as well as increased unit prices to offset increased costs of production.

Cost of revenues for the three months ended June 30, 2008 was $2.6 million compared to $2.2 million for the same period in 2007, an increase of $0.4 million, or 18.2%. This was primarily due to an increase in consumables resulting from higher fuel costs and production volumes in NEH operations for the 2008 period and increased depreciation expense as a result of capital expansion at NEH.

Gross profit increased $0.6 million, or 37.4%, from $1.5 million for the three months ended June 30, 2007 to $2.1 million for the same period in 2008. The gross profit of US Hydro operations increased $0.4 million from $0.5 million for the 2007 period to $0.9 million for the same period in 2008 due to an increase in revenues. The gross profit of NEH increased $0.2 million from $1 million for the 2007 period to $1.2 million for the 2008 period due to an increase in revenues, partially offset by an increase in cost of revenue.

General and administrative expenses increased $0.4 million to $1.4 million for the three months ended June 30, 2008 compared to $1 million for the same period in 2007. The increase in general and administrative expenses in the 2008 period was primarily due to an increase in professional fees.

For the three months ended June 30, 2008, the Fund reported income tax expense of $0.2 million, while for the comparable period in 2007, the Fund recorded an income tax benefit of $45,000. This increase in expense is primarily due to increased taxable income from US Hydro.

Liquidity and Capital Resources

Six months ended June 30, 2008 compared to the six months ended June 30, 2007

At June 30, 2008, the Fund had cash and cash equivalents of $3.9 million, a decrease of $0.3 million from December 31, 2007. The cash flows for the six months ended June 30, 2008 were $2.4 million provided by operating activities, $3.7 million used in investing activities, $1 million provided by financing activities and a $41,000 negative effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the six months ended June 30, 2008 was $2.4 million compared to $2.1 million for the six months ended June 30, 2007. The increase of $0.3 million in cash flow for the six months ended June 30, 2008 was primarily due to a decrease in accounts receivable and inventory and an increase in accounts payable.

For the six months ended June 30, 2008, investing activities used cash of $3.7 million compared to cash provided of $15 million for the six months ended June 30, 2007. Cash used in investing activities for the 2008 period included $3.7 million in capital expenditures for NEH's operations and approximately $0.2 million in additional investment in Sinai, partially offset by $0.2 million collected on notes receivable. Cash provided by investing activities for the 2007 period primarily included $15.7 million in distributions from RUK relating to the sale of CLP, partially offset by $0.8 million in capital expenditures.

Cash provided by financing activities for the six months ended June 30, 2008 period was $1 million compared to cash used of $14 million for the same period in 2007. Cash provided of $1 million in the 2008 period included $2 million of borrowings by REFI, offset by $0.2 million of repayments under bank loans, $0.2 million of cash distributions to minority interest and approximately $0.7 million of cash distributions to shareholders. Cash used of $14 million in the 2007 period included $13.5 million of cash distributions to shareholders and $0.5 million of repayments under bank loans.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s Chief Executive Officer and Chief Financial Officer evaluate the effectiveness of the Fund’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Fund’s 2007 Form 10-K.

ITEM 1A.  RISK FACTORS

 There have been no material changes to the risk factors disclosed in the Fund’s 2007 Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.		Description

2.1
Sale and Purchase Agreement, dated June 5, 2008 by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III, LP, Mairiridge for Infrastructure Projects, Zaki Girges and Ridgewood Egypt for Infrastructure LLC. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 13, 2008).

2.2		Escrow Agreement dated June 5, 2008 by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III, LP, Mairiridge for Infrastructure Projects, HSBC Egypt, Zaki Girges and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 13, 2008).

10.1		Loan agreement dated June 5, 2008 by and between Horus Private Equity Fund III, L.P. and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 13, 2008).

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

THE RIDGEWOOD POWER GROWTH FUND

Date: August 14 , 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)