Form 10-Q
period 2008-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2008-11-12
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of September 30, 2008, there were 658.2067 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,283	$4,271
Accounts receivable, net of allowance	1,651	1,332
Notes receivable - current portion	135	234
Due from affiliates	191	395
Inventory	1,594	969
Prepaid expenses and other current assets	746	676
Total current assets	6,600	7,877
Notes receivable - noncurrent portion	1,102	1,203
Investments	277	277
Property, plant and equipment, net	22,514	18,837
Intangibles, net	2,566	3,449
Goodwill	227	227
Other assets	-	249

Total assets	$33,286	$32,119

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,896	$695
Accrued expenses	74	195
Long-term debt - current portion	1,764	387
Due to affiliates	1,249	700
Total current liabilities	4,983	1,977
Long-term debt - noncurrent portion	1,809	1,449
Other liabilities	1,920	1,824
Deferred income taxes, net	70	339
Minority interest	6,949	6,902
Total liabilities	15,731	12,491

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (658.2067 Investor Shares issued
and outstanding)	17,943	20,002
Managing Shareholder's accumulated deficit
(1 management share issued and outstanding)	(388)	(374)
Total shareholders’ equity	17,555	19,628

Total liabilities and shareholders’ equity	$33,286	$32,119

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007

Revenues	$12,715	$10,479	$4,574	$3,193

Cost of revenues	8,040	6,621	3,117	2,335

Gross profit	4,675	3,858	1,457	858

Operating expenses:
General and administrative expenses	4,513	3,485	1,495	1,139
Management fee to Managing Shareholder	1,234	1,234	411	411
Total operating expenses	5,747	4,719	1,906	1,550

Loss from operations	(1,072)	(861)	(449)	(692)

Other income (expense):
Interest income	74	120	24	59
Interest expense	(253)	(249)	(122)	(72)
Equity in income (loss) from RUK	-	16,466	-	(14)
Other (expense) income, net	(16)	(25)	(35)	15
Total other (expense) income, net	(195)	16,312	(133)	(12)

(Loss) income before income tax and minority interest	(1,267)	15,451	(582)	(704)

Income tax benefit	(150)	(54)	(346)	(352)

(Loss) income before minority interest	(1,117)	15,505	(236)	(352)

Minority interest in the earnings of subsidiaries	(429)	(336)	(142)	(117)

Net (loss) income	(1,546)	15,169	(378)	(469)

Foreign currency translation adjustment	131	(314)	(128)	157

Comprehensive (loss) income	$(1,415)	$14,855	$(506)	$(312)

Managing Shareholder - Net loss	$(15)	$(15)	$(4)	$(4)
Shareholders - Net (loss) income	(1,531)	15,184	(374)	(465)
Net (loss) income per Investor Share	(2,326)	23,073	(569)	(705)
Distributions per Investor Share	1,000	21,000	-	500

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net cash provided by operating activities	$1,707	$2,802

Cash flows from investing activities:
Distributions from RUK	-	15,674
Capital expenditures	(4,430)	(1,306)
Proceeds from sale of equipment	-	11
Investment in subsidiary	(137)	-
Collections on notes receivable	202	107
Net cash (used in) provided by investing activities	(4,365)	14,486

Cash flows from financing activities:
Repayments under bank loans	(275)	(665)
Proceeds from loans payable	2,000	-
Cash distributions to minority interest	(431)	-
Cash distributions to shareholders	(658)	(13,825)
Net cash provided by (used in) financing activities	636	(14,490)

Effect of exchange rate on cash and cash equivalents	34	(13)

Net (decrease) increase in cash and cash equivalents	(1,988)	2,785
Cash and cash equivalents, beginning of period	4,271	2,588
Cash and cash equivalents, end of period	$2,283	$5,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.             BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with The Ridgewood Power Growth Fund (the “Fund”) Annual Report on Form 10-K for the year ended December 31, 2007 filed with the SEC on March 26, 2008 (the “2007 Form 10-K”). No significant changes have been made to the Fund’s accounting policies and estimates disclosed in its 2007 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of September 30, 2008, and for the nine and three months ended September 30, 2008 and 2007, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2008 and 2007, are not necessarily indicative of the results to be expected for the full year or any other period.

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

The Fund’s accompanying condensed consolidated financial statements include the accounts of the Fund and its majority-owned subsidiaries, Ridgewood US Hydro Corporation (“US Hydro”) and Ridgewood Near East Holdings LLC (“NEH”). The Fund’s condensed consolidated financial statements also include the Fund’s 30.4% interest in Ridgewood UK, LLC (“RUK”), which is accounted for under the equity method of accounting, as the Fund has the ability to exercise significant influence but does not control the operating and financial policies of RUK. RUK previously owned landfill gas fired electric projects located in the United Kingdom, which were sold in February 2007.

The Fund owns 70.8% interest in US Hydro and the remaining 29.2% minority interest is owned by Ridgewood Electric Power Trust V (“Trust V”). In addition, the Fund owns 68.1% interest in NEH and the remaining minority interest is owned by Trust V (14.1%) and Ridgewood/Egypt Fund (“Egypt Fund”) (17.8%). The interests of Trust V and Egypt Fund are presented as minority interest in the condensed consolidated financial statements. In June 2008, Ridgewood Egypt for Infrastructure (“REFI”), a subsidiary of NEH, purchased an additional 9.5% interest in Sinai For Environmental Services S.A.E. (“Sinai”), bringing its total ownership in Sinai to 75.9%.

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

The Managing Shareholder announced that it intends to market NEH’s assets and US Hydro for sale. These assets represent the remaining investments of the Fund and did not meet the qualifications to be classified as “held for sale” at September 30, 2008. On June 12, 2008, NEH, and its wholly-owned subsidiary, entered into a sale and purchase agreement, pursuant to which they would sell their contractual and legal interests in the operating assets of NEH subject to various closing conditions, including approval of shareholders of the Fund, Trust V and Egypt Fund. A summary of the terms and conditions of the sale was provided in a Current Report on Form 8-K filed with the SEC on June 13, 2008. On or about September 19, 2008 and October 10, 2008, respectively, a definitive consent statement and a supplement to consent statement regarding the sale of NEH assets were filed with the SEC and subsequently sent to the shareholders of the Fund, Trust V and Egypt Fund. Shareholders representing a majority of shares for each of the three funds approved the proposal to sell NEH’s assets. The results of the consent solicitation are included in Part II, Item 4. “Submission of Matters to a Vote of Security Holders”.

There can be no assurance that the sale of US Hydro or NEH’s assets will occur.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

3.             RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In February 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. The Fund has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Fund for the annual period beginning January 1, 2008. The Fund is currently evaluating the impact of adopting FIN 48 on its condensed consolidated financial statements.

SFAS 157

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Fund until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its condensed consolidated financial statements. Staff Position 157-3 does not have a material impact on its condensed consolidated financial statements. The Fund is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its condensed consolidated financial statements.

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

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Fund is currently evaluating the impact of adopting SFAS 162 on its condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

4.             CASH AND CASH EQUIVALENTS

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2008, the Fund had cash deposits held in a foreign bank of $2,084, where there is no insurance. At September 30, 2008, all US deposits were fully insured.

5.             INVENTORY

At September 30, 2008 and December 31, 2007, inventories were as follows:

	September 30,	December 31,
	2008	2007
Consumables	$1,526	$926
Fuel	68	43
Total	$1,594	$969

6.             INVESTMENTS

On February 22, 2007, RUK completed the sale of all of the issued and outstanding shares of CLP as discussed in Note 2.

7.             LONG-TERM DEBT

In June 2008, REFI borrowed $2,000 from the private equity firm that has entered into a sale and purchase agreement to acquire the NEH operating assets. The debt is scheduled to be repaid over a 21 month period and bears interest at 10% per annum. The borrowings and repayments are denominated in US dollars.

8.             INCOME TAXES

Except for US Hydro, no provision is made for US income taxes in the accompanying condensed consolidated financial statements, as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.  Changes in the Fund’s pre-tax income (loss) do not necessarily lead to changes in income tax expense, thereby resulting in volatility of the effective tax rate.  US Hydro operates in several tax jurisdictions and, as a result, the geographic mix of US Hydro’s pre-tax income or loss can also impact the Fund’s overall effective tax rate.  The Fund has calculated its actual tax provision based upon year-to-date results.  Such an approach is allowed under FASB Interpretation No. 18, as the Fund has determined that it cannot estimate an annual effective tax rate with reasonable accuracy.  The income tax benefit on income before minority interest and income tax for the nine months ended September 30, 2008 and 2007 was $388 and $434, respectively. The income tax benefit in income before minority interest and income tax for the three months ended September 30, 2008 and 2007 was $463 and $373, respectively.

The Fund’s Egyptian operations operate under a ten year income tax holiday that expires on December 31, 2010. For the nine months ended September 30, 2008 and 2007, the Fund recorded income tax expense of $238 and $380, respectively, resulting from book to tax differences that are scheduled to exist at the expiration of the tax holiday. For the three months ended September 30, 2008 and 2007, the Fund recorded income tax expense of $117 and $21, respectively.

9.             COMMITMENTS AND CONTINGENCIES

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

10.           FINANCIAL INFORMATION BY BUSINESS SEGMENT

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

Business segment financial data for the nine and three months ended September 30, 2008 and 2007 were as follows:

	Power		Power
	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Revenues	$3,244	$2,932	$643	$309
Gross profit (loss)	1,250	858	(34)	(427)
Total assets	5,887	7,365	5,887	7,365

	Water		Water
	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Revenues	$9,471	$7,547	$3,931	$2,884
Gross profit	3,425	3,000	1,491	1,285
Total assets	26,720	22,188	26,720	22,188

	Corporate		Corporate
	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Total assets	$679	$3,821	$679	$3,821

	Consolidated		Consolidated
	Nine Months Ended September 30,		Three Months Ended September 30,
	2008	2007	2008	2007
Revenues	$12,715	$10,479	$4,574	$3,193
Gross profit	4,675	3,858	1,457	858
Total assets	33,286	33,374	33,286	33,374

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of September 30, 2008 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the nine and three months ended September 30, 2008 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fund’s 2007 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the sale of Fund’s assets, the outcome of the litigation described in Part I, Item 1, Note 9. “Commitments and Contingencies” of this report, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fund’s 2007 Form 10-K. The Fund undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, except as required by law.

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

Results of Operations and Changes in Financial Condition

On June 12, 2008, NEH, and its wholly-owned subsidiary, entered into a sale and purchase agreement, pursuant to which they would sell their contractual and legal interests in the operating assets of NEH subject to various closing conditions, including approval of shareholders of the Fund, Trust V and Egypt Fund. The Fund is also currently marketing US Hydro for sale. As a result, the comparability of future period-to-period financial statements could be limited. As assets are sold or eligible for classification as assets “held for sale”, the operating results from those operations will be reclassified and presented as income or loss from discontinued operations.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

The Fund generates revenue from two operating segments, water desalinization and power generation. The Fund’s power generation business generates revenue from US Hydro and the Fund’s water desalinization revenues are generated by NEH. Revenues increased $2.2 million, or 21.3%, from $10.5 million for the nine months ended September 30, 2007 to $12.7 million for the same period in 2008. Revenues from NEH’s water operations increased $1.9 million to $9.5 million for the nine months ended September 30, 2008, which was primarily attributable to increases in water volume sales due to greater tourism in the NEH market area as well as increased unit prices to offset increased costs of production. Revenues from US Hydro operations increased $0.3 million to $3.2 million for the nine months ended September 30, 2008, which was primarily attributable to an increase in levels of precipitation.

Cost of revenues for the nine months ended September 30, 2008 was $8 million compared to $6.6 million for the same period in 2007, an increase of $1.4 million, or 21.4%. This was primarily due to an increase in consumables resulting from higher fuel costs and production volumes in NEH operations in the 2008 period and increased depreciation expense as a result of capital expansion at NEH.

Gross profit increased $0.8 million, or 21.2%, from $3.9 million for the nine months ended September 30, 2007 to $4.7 million for the same period in 2008. The gross profit of NEH operations increased $0.4 million from $3 million for the nine months ended September 30, 2007 to $3.4 million for the same period in 2008 due to an increase in revenues, partially offset by an increase in cost of revenues. The gross profit of US Hydro operations increased $0.4 million from $0.9 million for the nine months ended September 30, 2007 to $1.3 million for the same period in 2008 primarily due to an increase in revenues.

General and administrative expenses increased $1 million to $4.5 million for the nine months ended September 30, 2008 compared to $3.5 million for the same period in 2007. The increase in general and administrative expenses in the 2008 period was primarily due to an increase in professional fees.

The Fund recorded equity income from its investment in RUK of $16.5 million for the nine months ended September 30, 2007. During the first quarter of 2007, RUK completed the sale of all of the issued and outstanding shares of CLP to MEIF LG Energy Limited. See Part I, Item 1, Note 2, “Description of Business” of the notes to the condensed consolidated financial statements contained herein for further discussion.

Total assets increased $1.2 million from $32.1 million at December 31, 2007 to $33.3 million at September 30, 2008. This increase was primarily due to increases of $3.7 million in property, plant and equipment, $0.6 million in inventory and $0.3 million in accounts receivable, partially offset by decreases of $2 million in cash and cash equivalents, $0.9 million in intangibles, $0.2 million each in other assets and due from affiliates. Total liabilities increased $3.2 million from $12.5 million at December 31, 2007 to $15.7 million at September 30, 2008. This increase was primarily due to increases of $1.7 million in long-term debt, $1.2 million in accounts payable and $0.6 million in due to affiliates, partially offset by a decrease in deferred income taxes of $0.3 million.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

Revenues increased $1.4 million, or 43.3%, from $3.2 million for the three months ended September 30, 2007 to $4.6 million for the three months ended September 30, 2008. Revenues from US Hydro operations increased $0.4 million to $0.7 million for the 2008 period primarily due to higher levels of precipitation. Revenues from NEH’s water operations increased $1 million to $3.9 million for the 2008 period, which was primarily attributable to increases in water volume sales due to greater tourism in the NEH market area as well as increased unit prices to offset increased costs of production.

Cost of revenues for the three months ended September 30, 2008 was $3.1 million compared to $2.3 million for the same period in 2007, an increase of $0.8 million, or 33.5%. This was primarily due to an increase in consumables resulting from higher fuel costs and production volumes in NEH operations for the 2008 period and increased depreciation expense as a result of capital expansion at NEH.

Gross profit increased $0.6 million, or 69.8%, from $0.9 million for the three months ended September 30, 2007 to $1.5 million for the same period in 2008. The gross loss of US Hydro operations decreased $0.4 million from $0.4 million for the 2007 period to $37,000 for the same period in 2008 primarily due to an increase in revenues. The gross profit of NEH increased $0.2 million from $1.3 million for the 2007 period to $1.5 million for the 2008 period due to an increase in revenues, partially offset by an increase in cost of revenue.

General and administrative expenses increased $0.4 million to $1.5 million for the three months ended September 30, 2008 compared to $1.1 million for the same period in 2007. The increase in general and administrative expenses in the 2008 period was primarily due to an increase in professional fees.

Liquidity and Capital Resources

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

At September 30, 2008, the Fund had cash and cash equivalents of $2.3 million, a decrease of $2 million from December 31, 2007. Cash flows for the nine months ended September 30, 2008 were $1.7 million provided by operating activities, approximately $4.3 million used in investing activities, $0.6 million provided by financing activities and a $34,000 positive effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the nine months ended September 30, 2008 was $1.7 million compared to $2.8 million for the nine months ended September 30, 2007. The decrease of $1.1 million in cash flow for the nine months ended September 30, 2008 was primarily due to decreases in due from affiliates, net and other assets, partially offset by increases in accounts receivable, inventory and accounts payable.

For the nine months ended September 30, 2008, investing activities used cash of $4.4 million compared to cash provided of $14.5 million for the nine months ended September 30, 2007. Cash used in investing activities for the 2008 period included $4.4 million in capital expenditures for NEH's operations, partially offset by $0.2 million collected on notes receivable. Cash provided by investing activities for the 2007 period primarily included $15.7 million in distributions from RUK relating to the sale of CLP and $0.1 million collected on notes receivable, partially offset by $1.3 million in capital expenditures.

Cash provided by financing activities for the nine months ended September 30, 2008 period was $0.6 million compared to cash used of $14.5 million for the same period in 2007. Cash provided of $0.6 million in the 2008 period included $2 million of borrowings by REFI, partially offset by $0.3 million of repayments under bank loans, $0.4 million of cash distributions to minority interest and $0.7 million of cash distributions to shareholders. Cash used of $14.5 million in the 2007 period included $13.8 million of cash distributions to shareholders and $0.7 million of repayments under bank loans.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third quarter ended September 30, 2008, consents for the sale of NEH assets were solicited pursuant to Section 14(a) of the Exchange Act. On or about September 19, 2008 and October 10, 2008, respectively, a definitive consent statement and a supplement to consent statement were filed with the SEC and subsequently mailed to the shareholders of the Fund soliciting the consent of the shareholders of the Fund to approve the sale and purchase agreement of NEH and liquidate the Fund pursuant to a plan of liquidation and dissolution in lieu of holding a special meeting of shareholders. See Part I, Item 1, Note 2. “Description of Business” for details of the NEH sale.

There were 658.2067 Investor Shares outstanding as of the record date of the consent solicitation. The results of the consent solicitation were as follows:

Approve: Not Approve: Abstain:	556.7592 shares 99.1142 shares (includes no response regarding 97.6542 shares) 2.3333 shares

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.		Description
2.1
Amendment No. 1 to Sale and Purchase Agreement, dated June 5, 2008, as amended, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings LLC, Horus Private Equity Fund III, L.P., Mariridge for Infrastructure Projects, Mr. Zaki Girges and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Annex A to the Current Report on Schedule 14A filed by the Registrant with the SEC on September 19, 2008).

2.2	*
Amendment No. 2 to Sale and Purchase Agreement, dated September 9, 2008, as amended, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III, LP, and Mariridge for Infrastructure Projects.

2.3
Amendment No. 1 to Escrow Agreement, dated as of June 5, 2008, as amended, by and among Ridgewood Near East Holdings, LLC, RW Egyptian Holdings LLC, Horus Private Equity Fund III, L.P., Mariridge for Infrastructure Projects, Ridgewood Egypt for Infrastructure LLC and HSBC Egypt, as escrow agent (incorporated by reference to Annex B to the Current Report on Schedule 14A filed by the Registrant with the SEC on September 19, 2008).

2.4	*
Amendment No. 2 to Escrow Agreement, dated September 9, 2008, as amended, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III, LP, and Mariridge for Infrastructure Projects, HSBC Egypt, and Ridgewood Egypt for Infrastructure Projects LLC.

2.5		Assignment and Amendment Agreement, dated September 30, 2008, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings LLC, Horus Private Equity Fund III, L.P., Mariridge for Infrastructure Projects, Mr. Zaki Girges, Ridgewood Egypt for Infrastructure LLC, EFG-Hermes for Water Desalination, SAE and EFG Hermes Holding Co., SAE (incorporated by reference to Annex 1 to the Current Report on Schedule 14A filed by the Registrant with the SEC on October 10, 2008).

2.6
Inter-Fund Agreement Egypt Transaction, dated as of June 5, 2008, by and between Ridgewood Renewable Power LLC, The Ridgewood Power Growth Fund, Ridgewood Electric Power Trust V and Ridgewood/Egypt Fund (incorporated by reference to Annex C to the Current Report on Schedule 14A filed by the Registrant with the SEC on September 19, 2008).

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

THE RIDGEWOOD POWER GROWTH FUND

Date: November 12, 2008	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2008	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)