Form 10-K
period 2008-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2009-04-10
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2008

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

There is no market for the Investor Shares. The number of Investor Shares outstanding at March 31, 2009 was 658.2067.

FORM 10-K

PART I
Page

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s opinions and estimates as of the date they are made. Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, volatility in the price for electric energy, natural gas, or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and elsewhere in this Annual Report on Form 10-K. The Fund undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

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

Historically, the Fund focused primarily on projects fueled by renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allowed the Fund to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2008, the projects in which the Fund had investments were located in the United States and Egypt. As of that date, the Fund had investments in hydro-electric generating projects in the US with total capacity of 15 megawatts (“MW”), and in projects in Egypt with the capacity to produce approximately 38,650 cubic meters (approximately 10 million gallons) of potable water per day and electricity generating capacity of approximately 24MW. The Fund previously owned landfill gas-fired electric projects located in the United Kingdom, which were sold in February 2007.

The Managing Shareholder has announced its intention to market for sale the assets of the Fund’s Egyptian and hydro-electric projects, which represents the only remaining investments of the Fund. The Managing Shareholder cannot predict the timing of the sale process or whether any sales will occur. It is anticipated that a sale of its Egyptian projects will require shareholder consent and the sale of its hydro-electric projects will not.

The Fund initiated its private placement offering in February 1998, selling whole and fractional investor shares of beneficial interests of $100,000 per share (“Investor Shares”). There is no public market for Investor Shares and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws. The offering was concluded in April 2000, and after payment of offering fees, commissions and investment fees, the Fund had $54.6 million available for investments and operating expenses.

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

In addition, RRP performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Fund and the management and administrative services required for Fund operations. Among other services, RRP administers the accounts, including tax and other financial information, and handles relations with the shareholders. RRP also provides the Fund with office space, equipment and facilities and other services necessary for its operation.

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

Projects and Properties

The following table is a summary of the Fund’s investment portfolio as of December 31, 2008 detailing the nature of the business, the portion of the investment owned by the Fund and the number of projects in each investment.

Company	No. of Sites	Fund Interest	Leased/ Owned[1]	Purpose	Structure[2]

Ridgewood Egypt[3]	32 locations	68.1%	Leased	1 – Power only 24 – Water only 7 - Water & power	Block/slab

US Hydro[4]	7 locations	70.8%	Leased and owned	Hydro-electric generation	Integral to river dams

[1]	Refers to the locations on which the Fund’s projects are located and not the projects themselves.

[2]	Describes the type of structure in which the projects of the Fund are housed.

[3]	All Egyptian sites are located on or near the Red Sea.

[4]	Six US Hydro sites are located on the Eastern Seaboard of the United States and one in California.

Ridgewood Egypt

In 1999, the Fund and Ridgewood Electric Power Trust V (“Trust V”) jointly formed and funded Ridgewood Near East Holdings LLC and its wholly-owned subsidiary, RW Egyptian Holdings, LLC (collectively, “NEH”) to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt. In 2000, the Fund made additional investments and acquired majority ownership of NEH, which controls and owns all contractual rights to the ownership of Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”). In 2001, the Ridgewood/Egypt Fund (“Egypt Fund”), an affiliate of Trust V and the Fund, made contributions to NEH in exchange for a minority interest.

In 2001, NEH, through REFI, formed a wholly-owned subsidiary and also purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”), which owns a 5,750 cubic meters (approximately 1.5 million gallons) per day water desalinization plant in Egypt. In February 2002, REFI made an additional investment to increase its ownership to 53% and gain control of Sinai. During 2006, REFI was granted an additional interest in Sinai in return for having provided Sinai with certain machinery and equipment. In June 2008, REFI purchased an additional interest in Sinai, bringing its total ownership in Sinai to 75.9%. The Fund owns 68.1%, Trust V owns 14.1% and Egypt Fund owns 17.8% of NEH. The assets of REFI are located in Egypt.

The facilities of REFI source feedwater from shallow wells or directly from the Red Sea and use reverse osmosis filtration to produce potable water for sale. Certain of the facilities of REFI are located on or adjacent to their hotel customers’ sites while others are stand-alone facilities that deliver product water by pipeline. The facilities of REFI are modular and mobile and can be relocated to accommodate shifts in demand. As of December 31, 2008, REFI, excluding Sinai, owns one project that supplies only electricity, twenty four that provide only potable water and six that provide both water and electricity generation. The projects generally sell their output under contracts and other arrangements at prevailing market rates. REFI, excluding Sinai, has the capacity to make 32,900 cubic meters (approximately 8.5 million gallons) of potable water per day and electricity generating capacity of approximately 24MW. As a matter of operational management, REFI has a practice of continual evaluation of its projects and relocates capacity between locations in order to meet changes in demand from its customers. The electricity generating capacity of REFI is used primarily by its own water treatment plants thereby displacing electricity the water plants would otherwise have to purchase from third parties. This arrangement helps REFI control costs and increase reliability. The business of REFI is managed and operated by employees of REFI, with its main office located in Cairo, Egypt.

A portion of the assets of Sinai are collateral for a Sinai bank term loan facility.

During 2008, NEH entered into a sale and purchase agreement to sell REFI. The sale did not close and the sale and purchase agreement was terminated without liability.

US Hydro

From April 2000 through November 2002, the Fund and Trust V acquired seven hydro-electric generating facilities with 15MW of generating capacity and notes receivable from Synergics, Inc. Ridgewood US Hydro Corporation (“US Hydro”) has since reached a settlement eliminating the notes receivable. The Fund owns 70.8% and Trust V owns 29.2% of US Hydro.

As of December 31, 2008, three projects sold their electric output to local utilities pursuant to electric power sales contracts and four sold electrical output at open market prices. Of the three projects under a long-term contract, one expires in July 2009, 2010 and 2014. Three projects are located in Virginia, two are in New York and one each are in California and Rhode Island. The projects are operated and maintained by RPM, on an at-cost basis.

On December 22, 2008, US Hydro met the criteria of being classified as assets held for sale and therefore the results of its operations have been segregated from the continuing operations of the Fund and reported as discontinued operations in the Fund’s consolidated statements of operations.

Ridgewood UK

In May 1999, Ridgewood UK, LLC (“RUK”) was formed as a New Jersey limited liability company and was re-domiciled to Delaware in December 2002. Prior to February 22, 2007, RUK, through its subsidiary, CLPE Holdings Limited (“CLP”), was in the business of extraction of methane-containing gas from landfill sites in England, Scotland and Wales, the use of that gas as fuel for generating electricity and the sale of that electricity. The Fund owns 30.4% and Trust V owns 69.6% of RUK.

On January 23, 2007, RUK entered into a sale agreement (the “Sale  Agreement”) along with Arbutus Energy Ltd. (Jersey) (“Arbutus”), and Ridgewood ROC 2003 LLC (“ROC I”), Ridgewood ROC II 2003 LLC (“ROC II”), Ridgewood ROC III 2003 LLC (“ROC III”), Ridgewood ROC IV 2004 LLC (“ROC IV”), and together with ROC I, ROC II, ROC III and ROC IV (the “Ridgewood ROCs), each of which is a wholly-owned subsidiary of a corresponding Ridgewood Renewable PowerBank Fund (the “PowerBank Funds”), as sellers (collectively, the “Sellers”), with MEIF LG Energy Limited (the “Buyer”), as the purchaser.

On February 22, 2007, RUK completed the sale of all of the issued and outstanding shares of CLP (the “Shares”) to the Buyer. Under the Sale Agreement, the Buyer acquired (i) 100% of the Shares from RUK and Arbutus, and (ii) substantially all of the assets of the PowerBank Funds. The assets and the Shares constitute all the landfill gas business located in the United Kingdom of the Fund, Trust V and the PowerBank Funds.

Project Raw Materials

The Fund’s investments converts a raw material into a finished product and the arrangements for obtaining these raw materials are a key element in the business of the Fund. The Egyptian water projects rely on two feedstocks for their output. The first is feedwater, which can come either from shallow wells along the Red Sea coast or from the Red Sea itself and, in all cases, from a source nearby the plant that processes the feedwater. In the case of well water, the feedwater is typically brackish, meaning that it has a briny character but does not have as many impurities (primarily salts) as seawater. The feedwater is processed through reverse osmosis filtration so that a portion becomes fresh or “product” water, which is sold, and the remainder becomes reject water which must be disposed of either by returning it to the Red Sea or by injecting it into wells designed for the purpose. As a general matter, the more the feedwater is like fresh water, the lower the processing cost and the greater the portion that becomes product water. Though the quality varies depending on location, well water is generally preferred to seawater. Seawater must undergo pre-treatment before being processed using reverse osmosis. In order to obtain good quality feedwater wells and suitable reject water wells, NEH must negotiate with parties owning water rights. A variety of payment arrangements exist as a result of these negotiations.

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

The Fund’s hydro-electric projects are all located on, and are integral parts of, dams on river ways. Of the seven US Hydro projects, five are considered run-of-river, meaning that they generate such electricity as the natural flow of the river will produce with little or no ability to alter its flow rate or store water up-river of the dam. Output of these projects (and hence revenue) is characterized by high degrees of variability and seasonality. The other two projects of US Hydro are associated with dams used to create reservoirs that store water, which tends to make production from the generating facility more level. The projects do not make payments for throughput water.

Competition

The Egypt projects are primarily in the market for providing potable water to hotel resort developments, which is driven by obtaining supply agreements and the rights to locate on the site of a customer. Secondary competitive factors are price, service and reliability of supply. Once a supply relationship has been established with a customer, a supplier is very difficult for a competitor to dislodge.

The majority of the power generated from hydro-electric projects is sold pursuant to long-term contracts, and as a result, these facilities do not face competition in the sale of their finished product. Beginning in 2009, a majority of the power generated by the hydro-electric projects is sold at prevailing market rates.

Seasonality/Weather Effects

Demand for the output of the Egypt projects is largely driven by the occupancy levels of the hotels for the projects and the occupancy rates for hotels in the Red Sea tourist areas are subject to highly seasonal patterns. The high season for Red Sea tourism is, broadly, from late April to mid-September, with a trough in occupancy rates in January and February. The volume and price of the output of REFI generally track these patterns and management of REFI takes advantage of the troughs in demand to perform maintenance of its projects.

The output of the Fund’s hydro-electric projects is affected by seasonal weather patterns including rainfall and snowpack runoff. These factors tend to concentrate the output of these projects in the spring and fall with little or no output in the winter and summer months. Management of these sites takes advantage of these patterns to perform maintenance during periods of low output. Because river flows are the dominant factor in determining the output of these projects, output can vary widely from year-to-year based on amounts of rain and snowfall.

Government Incentives and Regulation

Projects of the Fund have been subject to energy and environmental laws and regulations at the federal, state and local levels in connection with development, ownership, operation, geographical location, zoning and land use of a project and emissions and other substances produced by a project. These energy and environmental laws and regulations generally require that a wide variety of permits and other approvals be obtained before the commencement of construction or operation of an energy-producing facility and that the facility then operates in compliance with such permits and approvals.

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

Insurance

The Fund has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Fund. These policies include property and casualty, business interruption, workman’s compensation and political risk insurance, which the Fund believes to be appropriate.

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

 ITEM 1A. RISK FACTORS

In addition to the other information set forth elsewhere in this report, you should carefully consider the factors discussed below.

RISKS INHERENT IN THE BUSINESSES OF THE FUND

The Fund’s investment in the Egyptian water desalinization business depends on the willingness and ability of tourists to travel to the Egyptian Red Sea resort areas. Factors that reduce that tourism, including global acts of terrorism, could have an adverse impact on the business of the Fund.

REFI serves remote hotel resort communities that depend on the willingness and ability of tourists to make discretionary journeys to the Egyptian Red Sea areas. Factors decreasing the willingness or ability of tourists to make these journeys will reduce the demand for the output of the water projects of the Fund. These factors include, but are not limited to, global acts of terrorism, the cost of travel to the area and general tourism industry trends. The resort areas of Egypt have experienced acts of terrorism in the past and it is possible that such acts could result in dramatically reduced tourism to the area which would likely have an adverse impact on the output quantity and price of the Fund’s products. Material increases in the cost of travel to the area for reasons such as increases in airfares, taxes or accommodations or other unrelated changes in traveler preferences can also adversely affect the demand for the products of REFI. The projects of REFI have no alternative markets for their products.

The recent global economic crisis is expected to have an impact on discretionary spending on tourism. The length and depth of this crisis could have a significant impact on REFI’s operating results.

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

The Fund relies on key Egyptian-based personnel for day-to-day operations of its foreign business. If the Fund loses the services of these employees, it could have an adverse impact on the business of the Fund.

The Fund is dependent on locally-based employees for its foreign operations. The departure of these employees would have a detrimental impact on the business until such time they are replaced.

The operations of the Fund may experience competitive price pressure and competition for project development opportunities.

Competition for new project opportunities is based largely on price, service and reliability. While it is difficult to displace the existing projects of the Fund from its customers, competition exists for new projects and this competition may, in some circumstances, drive down the prices of the products and services offered by the Fund’s project.

The operations of the Fund have limited capital and have limited access to new capital.

The Fund’s investments, but not the Fund itself, have in the past utilized debt financing. Debt financing could increase the variability of results and increases the financial risk of the Fund. In such cases, the rights of the Fund to the cash flow of the projects would typically be subordinated to the obligations of the projects under the debt facilities, which could limit the Fund’s ability to receive cash distributions from its investments.

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

The projects of the Fund depend on the near-continuous operation of their equipment. Should the productivity of some or all of this equipment be compromised or should the equipment fail altogether, the projects and the Fund would be adversely affected. The Fund may also experience difficulty in hiring qualified operating personnel.

The primary equipment of the Fund includes reverse osmosis water purification equipment and hydro-electric generating equipment. This equipment is subject to mechanical failure that the Fund may not be able to predict and that can render specific projects inoperable for considerable periods of time. This risk also extends to failures of the electricity grid near the Fund’s projects that could prevent the projects from delivering its electricity. In addition, the Fund may experience price increases for, or difficulty in obtaining, spare parts for its projects and in identifying and hiring personnel qualified to operate, maintain and repair the specialized equipment that makes up parts of its projects.

The projects of the Fund are subject to regulatory changes (including changes in environmental regulations) that could significantly reduce revenues or increase expenses of the Fund.

Regulatory changes, such as the ability of the Egyptian projects to discharge the reject water that is a byproduct of the purification process and provision for fish passage in US Hydro projects, could impact the operations of the Fund’s projects. Such changes could increase their costs or prevent them from operating.

REFI must arrange for feedwater, for the disposal of reject water and for a supply of electricity to operate its projects.

REFI depends on third party owners of water rights to source feedwater for their facilities and for the discharge of reject water that is a byproduct of the reverse osmosis process. Should this be restricted, not possible or the price increases significantly, the profitability of the affected sites would be reduced. The REFI projects also depend on third party supply of diesel fuel for electricity generation at certain projects and third party supply of electricity at other projects. Restrictions of availability of these commodities or significant increases in prices would have a negative impact on the affected projects and the Fund.

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

The Declaration of Trust provides that the Fund’s officers and agents, the Managing Shareholder, the affiliates of the Managing Shareholder and their respective directors, officers and agents when acting on behalf of the Managing Shareholder or its affiliates on the Fund’s behalf, will be indemnified and held harmless by the Fund from any and all claims arising out of the Fund’s management, except for claims arising out of bad faith, gross negligence or willful misconduct or a breach of the Declaration of Trust. Therefore, the Fund may have difficulty sustaining an action against the Managing Shareholder, or its affiliates and their officers, based on breach of fiduciary responsibility or other obligations to the shareholders.

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

Although the Fund has obtained an opinion of counsel regarding the matters described in the preceding paragraph when it was established, it will not obtain a ruling from the IRS as to any aspect of the Fund’s tax status. The tax consequences of investing in the Fund could be altered at any time by legislative, judicial, or administrative action.

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

ITEM 3.  LEGAL PROCEEDINGS

On December 30, 2005, an investor in the Fund and entities affiliated with the Fund, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Fund (the “Plaintiff”), filed a Complaint in the Federal District Court in Massachusetts, Paul Bergeron v. Ridgewood Securities Corporation, et al. (“Bergeron I”). The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder and alleges violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of the Fund and affiliated trusts managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of the Fund and affiliated trusts subsequent to the sale. The Plaintiff is seeking damages of $900,000 plus interest and attorney fees. Neither the Fund nor trusts are party to this litigation. Discovery has been completed and in March 2009 a pending Motion for Summary Judgment filed by the Defendants was granted on breach of fiduciary duty claims and partially granted on contract claims, but otherwise denied, and a trial date of June 15, 2009 was set.

On March 20, 2007, the Plaintiff in Bergeron I commenced a derivative action, in Suffolk County Superior Court, Commonwealth of Massachusetts, Paul Bergeron v. The Ridgewood Power Growth Fund, et al. (“Bergeron II”). The Plaintiff joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the Plaintiff for an injunction. On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in Trust V and one in the Fund, as additional plaintiffs. Discovery is ongoing and no trial date has been set.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

On August 16, 2006, the Fund and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and no trial date has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the third quarter ended September 30, 2008, a consent solicitation for the sale of NEH assets was submitted pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The results of such solicitation are incorporated by reference to Part II, Item 4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Fund’s Investor Shares.

Holders

As of March 31, 2009, there were 1,344 holders of Investor Shares.

Dividends

Fund distributions for the years ended December 31, 2008 and 2007 were as follows (in thousands, except per share data):

	2008	2007
Distributions to Investors	$658	$14,151
Distributions per Investor Share	1,000	21,500
Distributions to Managing Shareholder	-	3

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

Historically, the Fund focused primarily on small scale projects fueled by renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allowed the Fund to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2008, the projects in which the Fund had investments were located in the United States and Egypt. As of that date, the Fund had investments in hydro-electric generating projects in the US with total capacity of 15MW, and in projects in Egypt with the capacity to produce approximately 38,650 cubic meters (approximately 10 million gallons) of potable water per day and electricity generating capacity of approximately 24MW.

The Fund’s accompanying consolidated financial statements include the accounts of the Fund and its majority-owned subsidiaries. The Fund’s consolidated financial statements also include the Fund’s 30.4% interest in RUK, which is accounted for under the equity method of accounting, as the Fund has the ability to exercise significant influence, but did not control the operating and financial policies of the investment. The Fund previously owned landfill gas-fired electric projects located in the United Kingdom, which were sold in February 2007.

The Fund owns a 70.8% interest in US Hydro and the remaining 29.2% minority interest is owned by Trust V. In addition, the Fund owns a 68.1% interest in NEH and the remaining minority interests are owned by Trust V (14.1%) and Egypt Fund (17.8%). The interests of Trust V and Egypt Fund, and the minority interests of Sinai, are presented as minority interests in the consolidated financial statements.

The Managing Shareholder has announced its intention to market for sale the assets of NEH and US Hydro, which represents the only remaining investments of the Fund. The Managing Shareholder can not predict the timing of the sale process or whether any sales will occur. It is anticipated that the sale of NEH’s assets will require shareholder consent and the sale of US Hydro’s will not.

On December 22, 2008, US Hydro met the criteria of being classified as assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Fund has reflected the results of US Hydro operations as discontinued operations in the accompanying consolidated statements of operations for all years presented. Accordingly, historical amounts in the consolidated statement of operations have been restated to reflect the discontinued operations. The assets and liabilities related to US Hydro were reflected as held for sale on the consolidated balance sheets at December 31, 2008 and 2007. As a result of the reclassification, 100% of the Fund’s reported revenues are generated in Egypt in its local currency.

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions. These estimates, judgments and assumptions affect the reported amounts of the Fund’s assets and liabilities, including the disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of the Fund’s revenues and expenses during the periods presented. The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. The Fund believes the following critical accounting policies affect the more significant estimates and judgments in the preparation of the Fund’s consolidated financial statements.

Revenue Recognition

Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers. Revenues generated from the sale of fresh water are recorded in the month of delivery, based on actual volumes sold to customers. Power generation revenue adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings did not vary significantly from estimates.

Accounts Receivable

Accounts receivable are recorded at invoice price in the period the related revenues are earned, and do not bear interest. The Fund maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Fund’s assessment of aged accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. Account balances are charged off against the allowance when the Fund believes it is probable that the receivables will not be recovered.

Property, Plant and Equipment

Property, plant and equipment, consisting principally of land and water desalinization facilities, are stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheet. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

Depreciation is recorded using the straight-line method over the useful lives of the assets, which ranges from 5 to 10 years. Following the classification of assets as held for sale, no further depreciation is recorded on those assets.

Impairment of Goodwill, Intangibles and Long-Lived Assets

The Fund evaluates intangibles and long-lived assets, such as property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

The Fund evaluates goodwill and intangible assets with indefinite useful lives under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Under SFAS 142, goodwill and intangible assets with indefinite lives are subject to annual impairment tests through a comparison of fair value to carrying value. The two-step approach to assess a reporting unit’s goodwill impairment requires that the Fund first compare the estimated fair value of a reporting unit which has been assigned to goodwill to the carrying amount of the unit’s assets and liabilities, including its goodwill. If the fair value of a reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities is used to determine the current implied fair value of the unit’s goodwill.

Assets Held for Sale

SFAS 144 requires that in the period the operations are qualified to be classified as “held for sale”, the assets and liabilities should be presented as assets held for sale and liabilities related to assets held for sale. The results of operations of the project that qualifies as “held for sale” are to be presented as discontinued operations in all periods presented if the operations are expected to be eliminated and the seller will not have significant continuing involvement following the sale. As of December 22, 2008, US Hydro qualified to be classified as held for sale.

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

Foreign Currency Translation

The Egyptian pound is the functional currency of the Fund’s Egyptian subsidiary. The consolidated financial statements of the Fund’s foreign subsidiary are translated into US dollars. Assets and liabilities are translated into US dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rate during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of other comprehensive (loss) income included in shareholders’ equity.

Results of Operations

Results of operations discussed below exclude the results of US Hydro, which are presented as discontinued operations in the consolidated statements of operations for all periods presented.

Revenues increased $2.9 million, or 28.5%, from $10.3 million in 2007 to $13.2 million in 2008. Revenues increased primarily due to increases in water volume sales due to greater tourism in the NEH market area as well as increased unit prices to offset increased costs of production.

Cost of revenues increased $1.9 million, or 29.8%, from $6.3 million in 2007 to $8.2 million in 2008. This increase was primarily due to an increase in consumables resulting from higher fuel costs and production volumes and increased depreciation expense as a result of capital expansion at NEH.

Gross profit increased $1 million, or 26.6%, to $5 million in 2008 from approximately $4 million in 2007. This increase was due to an increase in NEH revenues, primarily resulting from NEH’s expanded capacity, partially offset by increased cost of revenues.

General and administrative expenses increased $0.5 million from $3.5 million in 2007 to $4 million in 2008. The increase was primarily attributable to an increase in professional fees.

The management fee due to the Managing Shareholder was $1.6 million for both 2008 and 2007.  The management fee to the Managing Shareholder is for certain management, administrative and advisory services and office space and other facilities provided to the Fund.

In 2007, the Fund recorded equity income of $16.4 million from its investment in RUK. During the first quarter of 2007, RUK completed the sale of all of the issued and outstanding shares of CLP to MEIF LG Energy Limited.

The Fund recorded a minority interest in the earnings of subsidiary of $0.5 million in 2008 compared to $0.3 million in 2007. The increase in the earnings of $0.2 million was primarily due to an increase in the net earnings of NEH in 2008 compared to 2007, as a result of higher revenues.

Liquidity and Capital Resources

At December 31, 2008, the Fund had cash and cash equivalents of $1.1 million, a decrease of $3 million from December 31, 2007. The cash flows for 2008 were $3.6 million provided by operating activities, approximately $6.9 million used in investing activities, $0.2 million provided by financing activities and a $0.1 million positive effect of foreign exchange on cash and cash equivalents.

In 2008, the Fund’s operating activities generated cash of $3.6 million compared to $2.6 million in 2007, an increase of approximately $1 million. This increase was primarily due to increased NEH gross profits.

In 2008, investing activities used cash of approximately $6.9 million compared to cash provided of $14.1 million in 2007, an increase in cash used of approximately $21 million. This increase was primarily due to $15.7 million in distributions from RUK relating to the sale of CLP in 2007 and an increase in capital expenditures of $5.3 million in 2008.

In 2008, the Fund’s financing activities provided cash of $0.2 million, which represents $2 million of loan proceeds received by REFI, partially offset by $0.7 million used for loan repayments and $1.1 million used for cash distributions to shareholders and minority interest. In 2007, the Fund used $15 million of cash in financing activities, which represents $14.2 million used for cash distributions to shareholders and approximately $0.8 million used for repayments under a bank loan.

Future Liquidity and Capital Resource Requirements

 The Fund expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

The following table provides a summary of the Fund’s share of contractual obligations at December 31, 2008 (in thousands).

	Payments due by period at December 31, 2008
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt – Sinai [1]	$1,436	$480	$956	$-	$-
Long-term debt – REFI [2]	1,651	1,323	328	-	-
Minimum lease payment [3]	6,216	720	975	523	3,998
Consulting agreement settlement [4]	1,130	101	235	241	553
Total	$10,433	$2,624	$2,494	$764	$4,551

1 The Sinai loan, which is secured by a part of its assets, bears interest at 11.5% per annum and is denominated in Egyptian pounds. The provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. At December 31, 2008, Sinai was in compliance with the terms of its loan.

2 Concurrent with the NEH sale and purchase agreement, which was subsequently terminated, the prospective buyer entered into a loan agreement, dated June 5, 2008, with REFI pursuant to which the buyer loaned $2 million to REFI, at an interest rate of 10% per annum on an unsecured basis, for the purpose of financing general corporate operations, including the purchase of equipment, and providing REFI with working capital. The loan is to be repaid in US dollars by REFI commencing 120 days after the making of the loan and is payable on a monthly basis over the successive 17 months. The loan did not provide for acceleration of the loan in the event of the termination of the sale and purchase agreement, which has since occured.

3 The facility at Union Falls has leased the site at its facility under a non-cancelable long-term lease which terminates in 2024. Rent expense on a straight-line basis at this site was $295 for the year ended December 31, 2008. The facility of US Hydro at the Box Canyon dam in Siskiyou County, California is owned subject to a ground lease which the Fund treats for financial reporting purposes as an operating lease. The lease terminates on December 31, 2010, at which time the Fund is obligated to transfer the facility at the site to the Siskiyou County Flood Control and Water Conservation District. The lease payment for Box Canyon was $500 for the year ended December 31, 2008.

4 In April 2005, NEH agreed to a settlement with a consultant, whereby NEH will make quarterly payments of $30 for as long as the Egypt projects remain operational. In the event that the Egypt projects are sold, an amount equal to the present value of the subsequent ten years of payments would be made in settlement of the remaining obligation. In addition, in November 2003, NEH agreed to a settlement with a consultant, whereby NEH made a single payment of $281 and will make monthly installment payments of $8 until June 2013.

Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In February 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. In December 2008, the FASB issued FASB Staff Position FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which further deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2008. The Fund has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Fund beginning January 1, 2009. The Fund is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements. The Fund evaluates uncertain tax positions, if any, using SFAS No. 5, Accounting for Contingencies. If applicable, a loss contingency is recognized when, in the opinion of management, it is probable that a tax liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. Based on the Fund’s evaluation, there are no significant uncertain tax positions requiring recognition in the Fund’s consolidated financial statements. Other than to the extent of net operating loss carry forwards, the Fund is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2005.

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Fund until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its consolidated financial statements.  Staff Position 157-3 does not have a material impact on its consolidated financial statements. The Fund is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Fund adopted SFAS 159 effective January 1, 2008, with no material impact on its consolidated financial statements.

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

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Fund is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Fund’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Fund’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.  Based on this evaluation, the Fund’s management concluded that as of December 31, 2008, the Fund’s internal controls over financial reporting were effective.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder. The executive officers of the Fund are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 61
President and Chief Executive Officer	2004
Robert E. Swanson, 62
Chairman	1997
Jeffrey H. Strasberg, 51
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 48
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Fund:

Randall D. Holmes has served as President and Chief Executive Officer of the Fund, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies since January 2006 and served as Chief Operating Officer of the Fund, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Fund, the Managing Shareholder and its affiliates. He has maintained a minor consulting relationship with DRM in which he may act as a paid advisor to DRM on certain matters that are unrelated to the Fund. Such relationship will not require a significant amount of Mr. Holmes’ time and it is expected that such relationship will not adversely affect his duties as President and Chief Executive Officer. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

Robert E. Swanson has served as Chairman of the Fund, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Fund. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as President and Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Fund, the Managing Shareholder and Ridgewood Power trusts and limited liability companies since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Fund, the Managing Shareholder and Ridgewood Power trusts and limited liability companies since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated Ridgewood Power trusts and limited liability companies and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

The Managing Shareholder is also responsible for making investment and divestment decisions, subject to the provisions of the Declaration of Fund. The Managing Shareholder is obligated to pay the compensation of the personnel and administrative and service expenses necessary to perform the foregoing obligations. The Fund pays all other expenses of the Fund, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for shareholders and the SEC, postage for Fund mailings, SEC fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Fund. The Fund reimburses the Managing Shareholder for all such Fund expenses paid by the Managing Shareholder.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. During the past fiscal year, all filings required to be made by members of management or others pursuant to Section 16(a) of the Exchange Act have been duly filed with the SEC.

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

ITEM 11.  EXECUTIVE COMPENSATION

During 2008, the executive officers of the Fund did not receive compensation directly from the Fund or any of its subsidiaries. They provide managerial services to the Fund in accordance with the terms of the Fund’s Declaration of Trust. The Managing Shareholder, or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder and other funds managed by the Managing Shareholder and its affiliates.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Fund’s Investor Shares as of March 31, 2009 (no person owns more than 5%) by:
·	each executive officer of the Fund (there are no directors); and
·	all of the executive officers of the Fund as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 658.2067 Investor Shares outstanding at March 31, 2009. Other than as set forth below, no officer of the Fund owns any shares of the Fund.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	1.25	*
Executive officers as a group	1.25	*

*           Represents less than one percent.

(1)
Does not include a management share in the Fund representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Fund. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business”. Its beneficial interest in cash distributions of the Fund and its allocable share of the Fund’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Management Agreement, the Fund is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Fund, which was approximately $1,645,000 for the years ended December 31, 2008 and 2007, as compensation for the services the Managing Shareholder provides to the Fund. The management fee is to be paid in monthly installments and, to the extent that the Fund does not pay the management fee on a timely basis, the Fund accrues interest at an annual rate of 10% on the unpaid balance.

For the years ended December 31, 2008 and 2007, the Fund made management fee payments to the Managing Shareholder of approximately $960,000 and $823,000, respectively. In the fourth quarter of 2007, the Managing Shareholder forgave approximately $834,000 of unpaid management fees and related interest and also waived its right to reimbursement of approximately $934,000 relating to professional service fees of the Fund. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Fund as a deemed capital contribution. The shareholders of the Fund, other than the Managing Shareholder, were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Operating Agreement with the Fund, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2008 and 2007, RPM charged the US Hydro projects approximately $678,000 and $689,000, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2008 and 2007, RPM charged the projects approximately $5,238,000 and $4,813,000, respectively, for direct expenses incurred. These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Fund other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 25% of all remaining distributions of the Fund. Distributions to the Managing Shareholder for the years ended December 31, 2008 and 2007 were $0 and approximately $3,000, respectively. The Fund has not yet reached Payout.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Fund in liquidation, the Managing Shareholder is required to contribute to the capital of the Fund an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2008, the last date such calculation was made, the Managing Shareholder would not have been required to make any contributions to the Fund.

As discussed in Item 1. “Business” under the heading “Projects and Properties - Ridgewood UK”, on January 23, 2007, RUK, which is owned 69.6% by Trust V and 30.4% by the Fund, entered into the Sale Agreement pursuant to which RUK sold its 88% equity interest in CLP, and Arbutus sold its 12% equity interest in CLP (the “CLP Sale”).  The Managing Shareholder was not a party to the Sale Agreement but received certain payments as a result of the CLP Sale and as a result of its service as the Managing Shareholder of each of the Ridgewood ROCs and each of the PowerBank Funds.

The CLP Sale was completed on February 22, 2007. The total dollar amount attributable to the Managing Shareholder as a result of the CLP Sale was approximately $37 million, all of which was paid out of the proceeds of the CLP Sale allocable to the PowerBank Funds. The Managing Shareholder did not receive any payments from the Fund or Trust V as a result of the CLP Sale.

As a result of the CLP Sale, two executive officers of the Fund, who were also executive officers of RUK and were executive officers and/or directors of CLP prior to the sale, were due an aggregate of $584,000 in cash from CLP under the terms of a CLP management incentive plan.  These officers waived their rights to receive such payments in favor of RUK, resulting in such portion of the proceeds of the CLP Sale being allocated to RUK rather than to the officers.

The determination of the allocation of the purchase price among the Sellers was agreed to in the Sale Agreement as a result of negotiations among (i) the Sellers for which the Managing Shareholder acted as managing shareholder including RUK and the PowerBank Funds, (ii) Arbutus and (iii) the Buyer.  The Directors, Managing Shareholder and Managing Member (as appropriate) of the Sellers received and relied in part on an opinion from an independent financial advisor engaged by the Sellers and the Managing Shareholder which concluded that, among other things, after giving effect to the proposed allocation of the consideration paid by the Buyer in the CLP Sale, (i) such CLP Sale consideration, in the aggregate, being paid for the assets purchased by the Buyer, including the Assets and the Shares, taken as a whole (even if adjusted to reflect changes in interest rates pursuant to the Sale Agreement) was not less than fair value for those assets taken as a whole, (ii) the consideration being paid by the Buyer for the shares of  CLP in the CLP Sale was fair to the shareholders of CLP from a financial point of view (without giving effect to any impacts of the CLP Sale on any particular shareholder other than in its capacity as a shareholder) and (iii) the consideration being paid to each Ridgewood ROC in the CLP Sale was fair to the members of such Ridgewood ROC from a financial point of view (without giving effect to any impacts of the CLP Sale on any particular member other than in its capacity as a member). Variations in the valuation of the assets or in the allocation of the purchase price paid in the transaction would have increased or decreased amounts to be received from the CLP Sale by each of the Sellers and the Managing Shareholder, and the respective shareholders of the PowerBank Funds, Trust V, the Fund and Arbutus.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Fund’s principal accountant, for the years ended December 31, 2008 and 2007 (in thousands).

	2008	2007
Audit fees	$467	$531
Tax fees[1]	106	69
Total	$573	$600

1 Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)           Financial Statements

See the Index to Consolidated Financial Statements on Page F-1 of this report.

(b)             Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.	Description

2.1
Sale and Purchase Agreement, dated June 5, 2008, as amended, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings LLC, Horus Private Equity Fund III, L.P., Mariridge for Infrastructure Projects, Mr. Zaki Girges and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Annex A to the Definitive Schedule 14A filed by the Registrant with the SEC on September 19, 2008)

2.2
Escrow Agreement, dated June 5, 2008, as amended, by and among Ridgewood Near East Holdings, LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III LP, Mariridge for Infrastructure Projects, Ridgewood Egypt for Infrastructure LLC and HSBC Egypt (incorporated by reference to Annex B to the Definitive Schedule 14A filed by the Registrant with the SEC on September 19, 2008)

2.3
Inter-Fund Agreement, dated June 5, 2008, by and between Ridgewood Renewable Power LLC, The Ridgewood Power Growth Fund, Ridgewood Electric Power Trust V and Ridgewood/Egypt Fund (incorporated by reference to Annex C to the Definitive Schedule 14A filed by the Registrant with the SEC on September 19, 2008)

2.4
Amendment to the Sale and Purchase Agreement, dated September 9, 2008, as amended, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III LP, Mariridge for Infrastructure Projects, Mr. Zaki Girges and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 12, 2008)

2.5
Assignment and Amendment Agreement, dated September 30, 2008, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings LLC, Horus Private Equity Fund III, LP, Mariridge for Infrastructure Projects, Mr. Zaki Girges, Ridgewood Egypt for Infrastructure LLC, EFG-Hermes for Water Desalination, SAE and EFG Hermes Holding Co., SAE (incorporated by reference to Annex 1 to the Definitive Schedule 14A filed by the Registrant with the SEC on October 10, 2008)

2.6
Amendment to the Escrow Agreement, dated September 9, 2008, as amended, by and among Ridgewood Near East Holdings LLC, RW Egyptian Holdings, LLC, Horus Private Equity Fund III LP, Mariridge for Infrastructure Projects, HSBC Egypt, and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Exhibit 2.4 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on November 12, 2008)

3 (i)(A)		Certificate of Fund of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999)

3 (i)(B)		Amendment No. 1 to Certificate of Fund (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999)

3 (i)(C)
Certificate of Amendment to the Certificate of Fund of the Registrant filed with Delaware Secretary of State dated December 18, 2003 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007)

3 (ii)(A)		Declaration of Trust of the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999)

3 (ii)(B)		First Amendment to the Declaration of Trust (incorporated by reference to the Registrant’s Definitive Schedule 14A filed with the SEC on November 5, 2001, SEC File No. 000-25935)

3 (ii)(C)		Amendment of the Declaration of Trust of the Registrant effective January 1, 2005 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007)

10.1	#
Management Agreement between the Fund and Managing Shareholders, dated February 9, 1998 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999)

10.2	#	The CLPE Holdings Management Incentive Plan dated August 6, 2003 (incorporated by reference to Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007)

10.3	#
Service Agreement dated October 1, 2004 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007)

10.4	#
Deed of Waiver dated January 22, 2007 between Randall D. Holmes and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007)

10.5	#
Compromise Agreement dated February 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007)

Exhibit No		Description

10.6	#
Deed of Waiver dated January 22, 2007 between Douglas R. Wilson and CLPE Holdings Limited relating to a bonus entitlement under The CLPE Holdings Management Incentive Plan (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007)

10.7
Agreement made on January 23, 2007 by and among Ridgewood UK LLC, Arbutus Energy Limited, Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC and MEIF LG Energy Limited (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 29, 2007)

10.8
Sellers Agreement entered into as of January 23, 2007 by and among Ridgewood UK, LLC, and Ridgewood ROC 2003 LLC, Ridgewood ROC II 2003 LLC, Ridgewood ROC III 2003 LLC, Ridgewood ROC IV 2004 LLC, Arbutus Energy Limited, Ridgewood Renewable PowerBank LLC, Ridgewood Renewable PowerBank II LLC, Ridgewood Renewable PowerBank III LLC, Ridgewood Renewable PowerBank IV LLC, Ridgewood Electric Power Trust V, The Ridgewood Power Growth Fund, Ridgewood Renewable Power LLC and Ridgewood Management Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on January 29, 2007)

10.9
Loan Agreement, dated June 5, 2008, by and between Horus Private Equity Fund III, LP and Ridgewood Egypt for Infrastructure LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on June 13, 2008)

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2006)

21		Subsidiaries of the Registrant (incorporated by reference to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 26, 2008)

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Jeffrey H. Strasberg, Chief Financial Officer of the Registrant

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

THE RIDGEWOOD POWER GROWTH FUND

Date: April 10, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	President and Chief Executive Officer	April 10, 2009
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	April 10, 2009
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	President and Chief Executive Officer of Managing Shareholder	April 10, 2009
Randall D. Holmes

THE RIDGEWOOD POWER GROWTH FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
The Ridgewood Power Growth Fund

We have audited the accompanying consolidated balance sheets of The Ridgewood Power Growth Fund (a Delaware trust) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive (loss) income, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Ridgewood Power Growth Fund as of December 31, 2008 and 2007, and the consolidated results of its operations and comprehensive (loss) income and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
April 10, 2009

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$1,120	$4,154
Accounts receivable, net of allowance	1,425	1,099
Due from affiliates	15	-
Inventory	1,242	969
Assets held for sale	5,533	7,199
Deferred tax assets	858	67
Prepaid expenses and other current assets	502	434
Total current assets	10,695	13,922
Investments	-	277
Property, plant and equipment, net	21,976	17,696
Other assets	133	292

Total assets	$32,804	$32,187

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,037	$798
Liabilities related to assets held for sale	2,708	2,588
Long-term debt - current portion	1,803	387
Due to affiliates	1,748	700
Total current liabilities	7,296	4,473
Long-term debt - noncurrent portion	1,284	1,449
Other liabilities	1,264	1,262
Deferred tax liability	858	406
Minority interest	5,420	4,969
Total liabilities	16,122	12,559

Commitments and contingencies

Shareholders’ equity (deficit):
Shareholders’ equity (658.2067 Investor Shares issued
and outstanding)	17,078	20,002
Managing Shareholder's accumulated deficit
(1 management share issued and outstanding)	(396)	(374)
Total shareholders’ equity	16,682	19,628

Total liabilities and shareholders’ equity	$32,804	$32,187

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(in thousands, except per share data)

	Years Ended December 31,
	2008	2007

Revenues	$13,200	$10,270

Cost of revenues	8,206	6,324

Gross profit	4,994	3,946

Operating expenses:
General and administrative expenses	4,032	3,547
Management fee to Managing Shareholder	1,645	1,645
Total operating expenses	5,677	5,192

Loss from operations	(683)	(1,246)

Other income (expense):
Interest income	29	107
Interest expense	(325)	(296)
Equity in income from RUK	-	16,423
Loss on disposition of marketable securities	-	(50)
Other (expense) income, net	(160)	75
Total other (expense) income, net	(456)	16,259

(Loss) income from continuing operations before income tax and minority interest	(1,139)	15,013

Income tax expense	(469)	(395)

Minority interest in the earnings of subsidiary	(525)	(318)

(Loss) income from continuing operations	(2,133)	14,300

(Loss) income from discontinued operations, net of income tax and minority interest	(27)	64

Net (loss) income	(2,160)	14,364

Foreign currency translation adjustment	(128)	(76)

Comprehensive (loss) income	$(2,288)	$14,288

Managing Shareholder - Net (loss) income:
Continuing operations	$(21)	$(25)
Discontinued operations	-	1

Shareholders - Net (loss) income:
Continuing operations	(2,112)	14,325
Discontinued operations	(27)	63

Net (loss) income per Investor Share:
Continuing operations	(3,208)	21,758
Discontinued operations	(41)	95

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2008 AND 2007
(in thousands)

		Managing	Total
	Shareholders'	Shareholder	Shareholders'
	Equity	(Deficit)	Equity

Balance at December 31, 2006	$18,090	$(364)	$17,726
Net income	14,388	(24)	14,364
Foreign currency translation adjustment	(75)	(1)	(76)
Cash distributions	(14,151)	(3)	(14,154)
Capital contributions	1,750	18	1,768
Balance at December 31, 2007	20,002	(374)	19,628

Net loss	(2,139)	(21)	(2,160)
Foreign currency translation adjustment	(127)	(1)	(128)
Cash distributions	(658)	-	(658)
Balance at December 31, 2008	$17,078	$(396)	$16,682

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,160)	$14,364
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,769	3,603
Provision for bad debts	94	107
Forgiveness of unpaid professional and management fees and related interest	-	1,768
Equity in income from RUK	-	(16,423)
Loss on disposition of marketable securities	-	50
Loss on sale of equipment	-	14
Deferred income taxes, net	(328)	(529)
Minority interest in the earnings of subsidiaries	514	344
Changes in operating assets and liabilities:
Accounts receivable	(429)	(167)
Inventory	(287)	(307)
Assets held for sale	1,666	-
Prepaid expenses and other current assets	8	(112)
Other assets	(151)	(194)
Accounts payable and accrued expenses	212	(41)
Liabilities related to assets held for sale	519	-
Due to/from affiliates, net	1,269	80
Other liabilities	(109)	85
Total adjustments	5,747	(11,722)
Net cash provided by operating activities	3,587	2,642

Cash flows from investing activities:
Distributions from RUK	-	15,674
Capital expenditures	(6,832)	(1,568)
Proceeds from sale of equipment	-	11
Investment in Sinai	(137)	-
Net cash (used in) provided by investing activities	(6,969)	14,117

Cash flows from financing activities:
Repayments under loan	(708)	(857)
Proceeds from loan	2,000	-
Cash distributions to shareholders	(658)	(14,154)
Cash distributions to minority interest	(389)	-
Net cash provided by (used in) financing activities	245	(15,011)

Effect of exchange rate on cash and cash equivalents	103	(65)

Net (decrease) increase in cash and cash equivalents	(3,034)	1,683
Reclassification of US Hydro cash and cash equivalents to assets held for sale	-	(117)
Cash and cash equivalents, beginning of year	4,154	2,588
Cash and cash equivalents, end of year	$1,120	$4,154

Supplemental disclosure of cash flow information:
Interest paid	$208	$335
Income tax paid	49	171

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

The Fund’s accompanying consolidated financial statements include the accounts of the Fund and its majority-owned subsidiaries, Ridgewood US Hydro Corporation (“US Hydro”) and Ridgewood Near East Holdings LLC (“NEH”). The Fund’s consolidated financial statements also include the Fund’s 30.4% interest in Ridgewood UK, LLC (“RUK”), which is accounted for under the equity method of accounting, as the Fund has the ability to exercise significant influence but does not control the investment’s operating and financial policies. RUK previously owned landfill gas-fired electric projects located in the United Kingdom, which were sold in February 2007.

The Fund owns a 70.8% interest in US Hydro and the remaining 29.2% minority interest is owned by Ridgewood Electric Power Trust V (“Trust V”). In addition, the Fund owns a 68.1% interest in NEH and the remaining minority interests are owned by Trust V (14.1%) and Ridgewood/Egypt Fund (“Egypt Fund”) (17.8%). The interests of Trust V and Egypt Fund are presented as minority interests in the consolidated financial statements.

At December 31, 2008 and 2007, NEH’s wholly-owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”), owned 75.9% and 66.4%, respectively, of Sinai For Environmental Services S.A.E. (“Sinai”). The interests of the other owners are also presented as minority interests in the consolidated financial statements.

The Managing Shareholder has announced its intention to market for sale the assets of NEH and US Hydro, which represents the only remaining investments of the Fund. The Managing Shareholder cannot predict the timing of the sale process or whether any sales will occur.

On December 22, 2008, US Hydro met the criteria of being classified as assets held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Fund has reflected the results of US Hydro operations as discontinued operations in the accompanying consolidated statements of operations and comprehensive (loss) income for all years presented. Accordingly, historical amounts in the consolidated statements of operations and comprehensive (loss) income have been restated to reflect the discontinued operations. The assets and liabilities related to US Hydro were reflected as held for sale on the consolidated balance sheets at December 31, 2008 and 2007, as discussed in Note 3.

The Managing Shareholder performs (or arranges for the performance of) the operation and maintenance of the projects invested in by the Fund and the management and administrative services required for Fund operations. Among other services, the Managing Shareholder administers the accounts, including tax and other financial information and handles relations with the shareholders. The Managing Shareholder also provides the Fund with office space, equipment and facilities and other services necessary for its operation.

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

b)      Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Fund to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Fund evaluates its estimates of assets, including accounts receivable, inventory, other current assets, investments, recoverable value of property, plant and equipment, intangibles and recordable liabilities for litigation and other contingencies. The Fund bases its estimates on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

c)      Revenue Recognition

Power generation revenue is recorded in the month of delivery, based on the estimated volumes sold to customers. Revenues generated from the sale of fresh water are recorded in the month of delivery, based on actual volumes sold to customers. Power generation revenue adjustments are made to reflect actual volumes delivered when the actual volumetric information subsequently becomes available. Billings to customers for power generation generally occurs during the month following delivery. Final billings did not vary significantly from estimates.

d)      Cash and Cash Equivalents

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less to be cash and cash equivalents. At December 31, 2008 and 2007, the Fund had cash deposits held in foreign banks of $1,087 and $1,865, respectively, where there is no insurance. At December 31, 2008, cash balances held in US banks did not exceed insured limits. At December 31, 2007, cash balances held in US banks exceeded insured limits by $2,206.

e)      Accounts Receivable

Accounts receivable are recorded at invoice price in the period the related revenues are earned, and do not bear interest. The Fund maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Fund’s assessment of aged accounts, historical experience, and other currently available evidence of the collectability and the aging of accounts receivable. Account balances are charged off against the allowance when the Fund believes it is probable that the receivables will not be recovered.

f)      Inventory

Inventory primarily consists of spare parts and materials used in the Fund’s operation. Inventories are stated at the lower of cost and net realizable value. An allowance is established for slow moving items on the basis of management’s review and assessment of inventory movements.

g)      Property, Plant and Equipment

Property, plant and equipment, consisting principally of land and water desalinization facilities are stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

The Fund used straight-line method of depreciation over the estimated useful life of the assets:

Water desalinization facilities	5-10 years
Office equipment	5 years

In accordance with SFAS 144, the Fund ceased depreciating the US Hydro assets as of December 22, 2008.

h)      Impairment of Goodwill, Intangibles and Long-Lived Assets

The Fund evaluates intangibles and long-lived assets, such as property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. For the year ended December 31, 2008, the classification of US Hydro as assets held for sale was a triggering event. Based on the analyses performed at that time, no impairment in the recorded value of US Hydro was deemed necessary. For the year ended December 31, 2007, there were no triggering events at the Fund level and the Fund did not perform an impairment assessment.

The Fund evaluates goodwill and intangible assets with indefinite useful lives under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”).  Under SFAS 142, goodwill and intangible assets with indefinite lives are subject to annual impairment tests through a comparison of fair value to carrying value. The two-step approach to assess a reporting unit’s goodwill impairment requires that the Fund first compare the estimated fair value of a reporting unit, which has been assigned goodwill, to the carrying amount of the unit’s assets and liabilities, including its goodwill. If the fair value of the reporting unit is below its carrying amount, then the second step of the impairment test is performed, in which the current fair value of the unit’s assets and liabilities is used to determine the current implied fair value of the unit’s goodwill. The Fund performed an annual review of goodwill in accordance with SFAS 142 and determined no goodwill impairment was required for the years ended December 31, 2008 and 2007.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

i)      Assets Held for Sale

SFAS 144 requires that in the period the operations are qualified to be classified as “held for sale”, the assets and liabilities should be presented as assets held for sale and liabilities related to assets held for sale. The results of operations of the project that qualifies as “held for sale” are to be presented as discontinued operations in all periods presented if the operations are expected to be eliminated and the seller will not have significant continuing involvement following the sale.

j)      Income Taxes

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

k)      Foreign Currency Translation

The Egyptian pound is the functional currency of the Fund’s Egyptian subsidiary. The consolidated financial statements of the Fund’s foreign subsidiary are translated into US dollars. Assets and liabilities are translated into US dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rate during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of other comprehensive (loss) income included in shareholders’ equity.

l)       Comprehensive (Loss) Income

The Fund’s comprehensive (loss) income consists of net (loss) income and foreign currency translation adjustments.

m)      Fair Value of Financial Instruments

At December 31, 2008 and 2007, the carrying value of the Fund’s cash and cash equivalents, accounts receivable, other assets, and accounts payable and accrued expenses approximates their fair value. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

n)      Reclassifications

Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes. This had no effect on net income.

o)      Recent Accounting Pronouncements

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In February 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. In December 2008, the FASB issued FASB Staff Position FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which further deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2008. The Fund has concluded that it is eligible for this deferral and therefore, FIN 48 will become effective for the Fund beginning January 1, 2009. The Fund is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements. The Fund evaluates uncertain tax positions, if any, using SFAS No. 5, Accounting for Contingencies. If applicable, a loss contingency is recognized when, in the opinion of management, it is probable that a tax liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. Based on the Fund’s evaluation, there are no significant uncertain tax positions requiring recognition in the Fund’s consolidated financial statements. Other than to the extent of net operating loss carry forwards, the Fund is no longer subject to U.S. or state income tax examinations by tax authorities for years before 2005.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Fund until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. The Fund adopted SFAS 157 for financial assets and financial liabilities effective January 1, 2008, with no material impact on its consolidated financial statements.  Staff Position 157-3 does not have a material impact on its consolidated financial statements. The Fund is currently evaluating the impact of adopting SFAS 157 for non-financial assets and non-financial liabilities on its consolidated financial statements.

SFAS 159

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115 (“SFAS 159”), which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. The Fund adopted SFAS 159 effective January 1, 2008, with no material impact on its consolidated financial statements.

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

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Fund is currently evaluating the impact of adopting SFAS 162 on its consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

3.      ASSETS HELD FOR SALE/DISCONTINUED OPERATIONS

In the fourth quarter of 2008, US Hydro became qualified to be classified as held for sale, in accordance with SFAS 144. As such, the assets and liabilities of US Hydro, excluding deferred tax assets, are presented as assets held for sale and liabilities related to assets held for sale in the consolidated balance sheets at December 31, 2008 and 2007. The US Hydro results are presented as discontinued operations in the consolidated statements of operations and other comprehensive (loss) income for all years presented.

Assets held for sale and liabilities related to assets held for sale on the Fund’s December 31, 2008 and 2007 consolidated balance sheets were as follows:

	2008	2007

Current Assets:
Cash	$122	$117
Accounts receivable	262	233
Due from affiliates	-	394
Notes receivable – current	137	130
Prepaid and other current assets	275	333
Total current assets	796	1,207
Notes receivable – noncurrent	1,024	1,161
Property, plant and equipment, net	1,125	1,141
Intangibles, net	2,325	3,449
Goodwill	227	227
Other assets	36	14

Total assets	$5,533	$7,199

Current liabilities:
Accounts payable and accrued expenses	$374	$91
Due to affiliates	152	-
Total current liabilities	526	91
Deferred rent	648	564
Minority interest	1,534	1,933

Total liabilities	$2,708	$2,588

The following table summarizes (loss) income from discontinued operations (net of income tax and minority interest) for the years ended December 31, 2008 and 2007:

	2008	2007

Total revenues	$3,806	$3,467

Cost of revenues	2,677	2,697
Operating expenses	1,877	1,644
Other income, net	(31)	(48)
Income tax benefit	(680)	(917)
Minority interest in the (earnings) loss of subsidiaries	(10)	27
Total expenses	3,833	3,403
(Loss) income from discontinued operations	$(27)	$64

4.      ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2008 and 2007 is as follows:

	2008	2007
Accounts receivable	$1,706	$1,318
Less: allowance for doubtful accounts	(281)	(219)
	$1,425	$1,099

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Fund records an allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on management’s knowledge of the business, specific customers, review of aged accounts and a specific identification of accounts where collection is at risk. The following details the activity in the Fund’s allowance for doubtful accounts for the years ended December 31, 2008 and 2007:

	2008	2007
Balance at beginning of year	$219	$127
Additions charged to bad debt provision (1)	94	107
Deductions, net of recoveries (2)	(32)	(15)
Balance, end of year	$281	$219

(1)	Bad debt provision relates to estimated losses due to collectability issues, which is included in general and administrative expenses in the consolidated statements of operations.

(2)	Deductions, net of recoveries, primarily relate to receivable write-offs, but also include recoveries of previously written off receivables.

5.      PROPERTY, PLANT AND EQUIPMENT

At December 31, 2008 and 2007, property, plant and equipment at cost and accumulated depreciation are as follows:

	2008	2007
Water desalinization facilities	$37,810	$30,938
Office equipment	556	535
	38,366	31,473
Less: accumulated depreciation	(16,390)	(13,777)
	$21,976	$17,696

For the years ended December 31, 2008 and 2007, depreciation expense was $2,769 and $2,383, respectively, which is included in cost of revenues.

6.      ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

The Fund’s other comprehensive (loss) income, which is reported in the accompanying consolidated statements of operations, consists of net (loss) income and foreign currency translation adjustments.

As of December 31, 2008 and 2007, the cumulative foreign currency translation loss was $7,889 and $7,761, respectively.

7.      INVESTMENTS

United Kingdom Landfill Gas Projects

In May 1999, RUK was formed as a New Jersey limited liability company and was re-domiciled to Delaware in December 2002. RUK’s operations, through its subsidiary, CLPE Holdings Limited (“CLP”), included extracting methane-containing gas from landfill sites in England, Scotland and Wales, the use of that gas as fuel for generating electricity and the sale of that electricity. The Fund owns 30.4% and Trust V owns 69.6% of RUK.

On January 23, 2007, RUK entered into a sale agreement  along with Arbutus Energy Ltd. (Jersey) (“Arbutus”), and Ridgewood ROC 2003 LLC (“ROC I”), Ridgewood ROC II 2003 LLC (“ROC II”), Ridgewood ROC III 2003 LLC (“ROC III”), Ridgewood ROC IV 2004 LLC (“ROC IV”), and together with ROC I, ROC II, ROC III and ROC IV, each of which is a wholly-owned subsidiary of a corresponding Ridgewood Renewable PowerBank Fund (the “PowerBank Funds”), as sellers (collectively, the “Sellers”), with MEIF LG Energy Limited (the “Buyer”), as the purchaser.

On February 22, 2007, RUK completed the sale to the Buyer of all of the issued and outstanding shares of CLP (the “Shares”). Under the sale agreement, the Buyer acquired (i) 100% of the issued and outstanding Shares from RUK and Arbutus and (ii) substantially all of the assets of the PowerBank Funds. The assets and the Shares constitute all the landfill gas business, located in the United Kingdom, of the Fund, Trust V and the PowerBank Funds.

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

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Summarized balance sheet data for RUK at December 31, 2007 is presented below. At December 31, 2008, RUK did not have any recorded assets or liabilities.

2007

Current assets	$921
Noncurrent assets	-
Total assets	$921

Current liabilities	$7
Noncurrent liabilities	-
Members’ equity	914
Liabilities and members’ equity	$921

Fund share of RUK equity	$277

Summarized statements of operations data for RUK for the year ended December 31, 2007 is presented below. RUK did not have any operations in 2008.

2007

Other income	$119

Gain on disposition of CLP	54,979

Net income	$55,098

Fund share of income in RUK	$16,423

8.      LONG-TERM DEBT

Following is a summary of long-term debt at December 31, 2008 and 2007:

	2008	2007
Total long-term debt	$3,087	$1,836
- Sinai	1,436	1,836
- REFI	1,651	-

Current maturity	$1,803	$387
- Sinai	480	387
- REFI	1,323	-

Long-term portion	$1,284	$1,449
- Sinai	956	1,449
- REFI	328	-

The Sinai loan, which is secured by a part of its assets, bears interest at 11.5% per annum. A provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other lenders. The loan was in default prior to the acquisition of Sinai by NEH and remained in default through the second quarter of 2005. In the second quarter of 2005, the lender and Sinai entered into a revised agreement that included in its terms a modified payment schedule. The revised terms provide for increasing monthly payments over six years starting at 172,000 Egyptian pounds and increasing to 357,000 Egyptian pounds (or approximately $29 to $61 at loan inception exchange rates), including interest, and having a final maturity date of May 1, 2011. As part of the 2005 settlement, the lender agreed to suspend, from the time of the settlement, the obligation of Sinai to repay 1 million Egyptian pounds (approximately $176 at the then settlement exchange rate) of the amount outstanding. If Sinai makes all the scheduled payments in accordance with the modified payment schedule, the suspension will become permanent and the 1 million Egyptian pounds forgiven. In case Sinai fails to make all scheduled payments on time, the suspension will be revoked and the total of the then remaining principal payments required will be increased by 1 million Egyptian pounds. As of April 10, 2009, Sinai has been in compliance with the revised agreement since the inception of the agreement.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Concurrent with the NEH sale and purchase agreement, the prospective buyer entered into a loan agreement, dated June 5, 2008, with REFI pursuant to which the buyer loaned $2,000 to REFI, at an interest rate of 10% per annum on an unsecured basis, for the purpose of financing general corporate operations, including the purchase of equipment, and providing REFI with working capital. The loan is to be repaid in US dollars by REFI commencing 120 days after the making of the loan and is payable on a monthly basis over the successive 17 months. The loan does not provide for acceleration of the loan in the event of the termination of the sale and purchase agreement, which has since occured.

Scheduled principal repayments of the Fund’s long-term debt at December 31, 2008 are as follows:

2009	$1,803
2010	971
2011	313
Total	$3,087

9.      COMMITMENTS AND CONTINGENCIES

The US Hydro facility at Union Falls has leased the site under a non-cancelable long-term lease which terminates in 2024. Rent expense on a straight-line basis at this site was $295 for each of the years ended December 31, 2008 and 2007, which is included as discontinued operations in the consolidated statements of operations. The facility of US Hydro at the Box Canyon dam in Siskiyou County, California is owned subject to a ground lease which US Hydro has accounted for as an operating lease. The lease terminates on December 31, 2010, at which time US Hydro is obligated to transfer the facility at the site to the Siskiyou County Flood Control and Water Conservation District. The lease payment for Box Canyon was $500 for each of the years ended December 31, 2008 and 2007, which is included as discontinued operations in the consolidated statements of operations.

Minimum lease payments at December 31, 2008 are as follows:

2009	$720
2010	732
2011	243
2012	255
2013	268
Thereafter	3,998
Total	$6,216

The Fund has certain other leases that require payments based upon a percentage of the annual gross revenue of the respective hydro-electric plant less any taxes or other fees paid to the lessors. There are no minimum rents required and these commitments are not included in the amounts presented above. Rent expense for these hydro-electric plants for the years ended December 31, 2008 and 2007 was $8 for both periods, which is included as discontinued operations in the consolidated statements of operations.

In accordance with Egyptian company law, the Egypt projects are required to record 5% of annual net profits to a statutory reserve which will cease when the reserve reaches 50% of issued capital. The statutory reserve is not eligible for distribution to members. These transfers to the legal reserve did not stop until 2007, when the legal reserve had reached 100% of the issued capital.

On December 30, 2005, an investor in the Fund and entities affiliated with the Fund, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (the “Plaintiff”), filed a Complaint in the Federal District Court in Massachusetts, Paul Bergeron v. Ridgewood Securities Corporation, et al.  The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of the Fund and affiliated trusts managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of the Fund and affiliated trusts subsequent to the sale.  The Plaintiff is seeking damages of $900 plus interest and attorney fees. Neither the Fund nor trusts are party to this litigation. Discovery has been completed and in March 2009 a Motion for Summary Judgment filed by the Defendant was granted on breach of fiduciary duty claims and partially granted on contract claims, but otherwise denied, and a trial date of June 15, 2009 was set.

On March 20, 2007, the Plaintiff in Bergeron I commenced a derivative action, in Suffolk County Superior Court, Commonwealth of Massachusetts,  Paul Bergeron v. The Ridgewood Power Growth Fund, et al. (“Bergeron II”).  The Plaintiff joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities to an unaffiliated entity was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. For a description of the sale transaction, see Item 1. “Business – Projects and Properties - Ridgewood UK”. The Superior Court denied the request by the Plaintiff for an injunction.  On February 29, 2008, the Plaintiff filed an amended complaint in Bergeron II adding two additional investors, one in the Fund and one in Trust V, as additional plaintiffs. Discovery is ongoing and no trial date has been set.

All defendants in Bergeron I and Bergeron II deny the allegations and intend to defend both actions vigorously.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

On August 16, 2006, the Fund and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and no trial date has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

10.      OTHER LIABILITIES

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

In the case of the first settlement, on November 21, 2003, NEH agreed to make a single payment to the party of $281, and to make monthly installment payments of $8, until June 1, 2013. NEH had a liability of $325 at December 31, 2008 to reflect this obligation.

In the case of the second settlement, on April 7, 2005, NEH agreed with the party to make quarterly payments of $30 for so long as the Egypt projects remain operational. In the event that the Egypt projects are sold, an amount equal to the present value of the subsequent ten-years of payments would be made in settlement of the remaining obligation. NEH had a liability of $805 at December 31, 2008 to reflect this obligation.

Schedule of future discounted principal payments related to the settlements as of December 31, 2008 are as follows:

2009	$101
2010	112
2011	123
2012	136
2013	105
Thereafter	553
Total	$1,130

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

11.      INCOME TAXES

The components of income (loss) from continuing operations before provision for income taxes and minority interest for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
United States	$(3,133)	$(2,666)
Foreign	1,994	17,679
	$(1,139)	$15,013

The foreign component includes income from continuing operations of $1,994 and $1,256 from NEH for the years ended December 31, 2008 and 2007, respectively, that is subject to an Egyptian tax holiday that expires on December 31, 2010. It also includes foreign income of $16,423 during 2007 from RUK, which is reported net of tax effect consistent with the equity method of accounting.

The provision for income taxes on continuing operations for the years ended December 31, 2008 and 2007 consists of:

	2008	2007
Current:
Foreign	$5	$-
Deferred
Foreign	464	395
Income tax expense	$469	$395

The Fund’s effective tax rate differs from the statutory federal income tax rate for the years ended December 31, 2008 and 2007 as follows:

	2008	2007
US federal income taxes at the statutory rate	0%	0%
(Loss) income subject to tax at the subsidiary
level (at statutory rate)	-41%	3%
Effective tax rate	-41%	3%

The Fund has recorded income tax benefit for US Hydro operations of $680 and $917 for the years ended December 31, 2008 and 2007, respectively, which is included in discontinued operations in the consolidated statements of operations.

Deferred income taxes reflect the effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Fund’s deferred income tax assets and liabilities at December 31, 2008 and 2007 are as follows:

	2008	2007
Deferred tax asset
NOL carryforward	$2,529	$2,134
Less: valuation allowance	(673)	(481)
	1,856	1,653
Deferred tax liability
Amortization and depreciation	(1,694)	(1,992)
Other	(162)	-
	(1,856)	(1,992)
Net deferred tax liability	$-	$(339)

Balance sheet presentation of deferred taxes at December 31, 2008 and 2007 is as follows:

	2008	2007
Current deferred tax asset	$858	$67
Non-current deferred tax liability	(858)	(406)
	$-	$(339)

At December 31, 2008, US Hydro had a Federal net operating loss ("NOL") carryforward of $5,448, which will be expiring in 2023 through 2026. US Hydro believes it is more likely than not that it will realize the benefit of its net operating losses. Accordingly, a valuation allowance has not been recorded against the related deferred tax asset. The ability to realize the benefit of the net operating losses may be limited should US Hydro or the Fund undergo an ownership change within the meaning of IRC Section 382.

In addition, at December 31, 2008, US Hydro had a state NOL carryforward of $12,367, which will be expiring in 2023 through 2026. US Hydro does not believe it is more likely than not that it will realize the benefit of this NOL carryforward as it does not project there will be future taxable income in the entity and jurisdiction to which this NOL was generated. Accordingly, US Hydro has recorded a valuation allowance of $673 and $481 at December 31, 2008 and 2007, respectively, against the full amount of the related deferred tax asset.

12.      TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Fund. In return, the Fund is obligated to pay the Managing Shareholder an annual management fee equal to 2.5% of the total contributed capital of the Fund, which was $1,645 for the years ended December 31, 2008 and 2007, as compensation for such services. The management fee is to be paid in monthly installments and, to the extent that the Fund does not pay the management fee on a timely basis, the Fund accrues interest at an annual rate of 10% on the unpaid balance.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

For the years ended December 31, 2008 and 2007, the Fund made management fee payments to the Managing Shareholder of $960 and $823, respectively. In the fourth quarter 2007, the Managing Shareholder forgave $834 of unpaid management fees and related interest and also waived its right to reimbursement of $934, relating to professional service fees of the Fund. Any waivers, or forgiveness, by the Managing Shareholder are recorded by the Fund as a deemed capital contribution. The shareholders of the Fund, other than the Managing Shareholder, were allocated 99% of each contribution and the Managing Shareholder was allocated 1% so that the amount of the contribution allocated offsets the allocation of the recorded expense.

Under the Operating Agreement with the Fund, Ridgewood Power Management (“RPM”) provides management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2008 and 2007, RPM charged the US Hydro projects $678 and $689, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2008 and 2007, RPM charged the projects $5,238 and $4,813, respectively, for direct expenses incurred.  These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Fund other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders have received distributions in that year equal to 12% of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholders is entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 25% of all remaining distributions of the Fund. Distributions to the Managing Shareholder were $0 and $3 for the years ended December 31, 2008 and 2007, respectively. The Fund has not reached Payout as of April 10, 2009.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Fund in liquidation, the Managing Shareholder is required to contribute to the capital of the Fund an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2008, the last date such calculation was made, the Managing Shareholder would not have been required to make any contributions to the Fund.

On January 23, 2007, RUK and affiliates, entered into a sale agreement pursuant to which RUK sold its 88% equity interest in CLP and affiliates sold their interests in similar assets (the “CLP Sale”). The Managing Shareholder was not a party to the sale agreement but was entitled to receive certain payments from the affiliates as a result of the CLP Sale and as a result of its service as the Managing Shareholder to the affiliated funds.

The CLP Sale was completed on February 22, 2007. The total dollar amount received by the Managing Shareholder as a result of the CLP Sale was approximately $37,000, all of which was paid out of the proceeds of the CLP Sale allocable to the affiliated funds. The Managing Shareholder did not receive any payments from the Fund or Trust V as a result of the sale.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Fund records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivables from the other affiliates do not bear interest. At December 31, 2008 and 2007, the Fund had outstanding receivables and payables as follows:

	Due from	Due to
	2008	2008	2007

RPM	$-	$36	$406
RRP	-	1,072	-
Trust V	-	189	-
Egypt Fund	-	451	98
RUK	-	-	196
Other affiliates	15	-	-

Total	$15	$1,748	$700

13.      ASSETS BY LOCATION

At December 31, 2008 and 2007, assets by geographic location were as follows:

	2008		2007
	US	Egypt	US	Egypt

Total assets	$6,572	$26,232	$9,845	$22,342