Form 10-Q
period 2009-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2009-05-08
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of April 30, 2009, there were 658.2067 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$754	$1,120
Accounts receivable, net of allowance	1,341	1,425
Due from affiliates	15	15
Inventory	1,102	1,242
Assets held for sale	5,847	5,533
Deferred tax asset, net	1,112	858
Prepaid expenses and other current assets	438	502
Total current assets	10,609	10,695
Property, plant and equipment, net	21,535	21,976
Other assets	753	133

Total assets	$32,897	$32,804

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$886	$1,037
Liabilities related to assets held for sale	977	1,174
Long-term debt - current portion	1,509	1,803
Due to affiliates	3,038	1,748
Total current liabilities	6,410	5,762
Long-term debt - noncurrent portion	1,144	1,284
Other liabilities	1,236	1,264
Deferred tax liability	857	858
Total liabilities	9,647	9,168

Commitments and contingencies

Equity:
Investor Shareholders’ equity (658.2067 Investor Shares issued
and outstanding)	16,598	17,078
Managing Shareholder's accumulated deficit
(1 management share issued and outstanding)	(401)	(396)
Total Growth Fund shareholders’ equity	16,197	16,682
Noncontrolling interest in subsidiary	7,053	6,954
Total equity	23,250	23,636

Total liabilities and equity	$32,897	$32,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2009	2008

Revenues	$2,609	$2,389

Cost of revenues	1,735	1,646

Gross profit	874	743

Operating expenses:
General and administrative expenses	838	1,188
Management fee to Managing Shareholder	411	411
Total operating expenses	1,249	1,599

Loss from operations	(375)	(856)

Other income (expense):
Interest income	6	15
Interest expense	(117)	(67)
Other (expense) income, net	(28)	19
Total other expense, net	(139)	(33)

Loss from continuing operations before income tax	(514)	(889)

Income tax expense	(10)	(73)

Loss from continuing operations	(524)	(962)

Income from discontinued operations, net of income tax	372	104

Net loss	(152)	(858)

Net earnings attributable to noncontrolling interest	(174)	(28)

Net loss attributable to Growth Fund	$(326)	$(886)

Amount attributable to Growth Fund shareholders - Net (loss) income:
Continuing operations	$(589)	$(960)
Discontinued operations	263	74

	$(326)	$(886)
Managing Shareholder - Net (loss) income:
Continuing operations	$(6)	$(10)
Discontinued operations	3	1

Investor Shareholders - Net (loss) income:
Continuing operations	(583)	(950)
Discontinued operations	260	73

Net (loss) income per Investor Share:
Continuing operations	(885)	(1,443)
Discontinued operations	394	110

Distributions per Investor Share	-	500

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited, in thousands)

	Growth Fund Shareholders' Equity (Deficit)
	Investor	Managing	Noncontrolling	Total
	Shareholders' Equity	Shareholder Deficit	Interest	Equity

Balance at December 31, 2008	$17,078	$(396)	$6,954	$23,636
Net (loss) income	(323)	(3)	174	(152)
Foreign currency translation adjustment	(157)	(2)	(75)	(234)

Balance at March 31, 2009	$16,598	$(401)	$7,053	$23,250

Balance at December 31, 2007	$20,002	$(374)	$6,902	$26,530
Net (loss) income	(877)	(9)	28	(858)
Foreign currency translation adjustment	140	1	67	208
Cash distributions	(329)	-	-	(329)

Balance at March 31, 2008	$18,936	$(382)	$6,997	$25,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net cash provided by operating activities	$442	$1,286

Cash flows from investing activities:
Capital expenditures	(452)	(2,034)
Collections from notes receivable	-	136
Net cash used in investing activities	(452)	(1,898)

Cash flows from financing activities:
Repayments under bank loans	(399)	(85)
Cash distributions to shareholders	-	(329)
Net cash used in financing activities	(399)	(414)

Effect of exchange rate on cash and cash equivalents	43	(27)

Net decrease in cash and cash equivalents	(366)	(1,053)
Reclassification of US Hydro cash and cash equivalents to assets held for sale	-	(476)
Cash and cash equivalents, beginning of period	1,120	4,271

Cash and cash equivalents, end of period	$754	$2,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.           BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with The Ridgewood Power Growth Fund (the “Fund”) Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 10, 2009 (the “2008 Form 10-K”). No significant changes have been made to the Fund’s accounting policies and estimates disclosed in its 2008 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of March 31, 2009, and for the three months ended March 31, 2009 and 2008, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year or any other period.

2.           DESCRIPTION OF BUSINESS

The Fund is a Delaware trust formed in February 1997. The Fund began offering shares in February 1998 and concluded its offering in April 2000. The objective of the Fund is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Fund is Ridgewood Renewable Power LLC (the “Managing Shareholder”). The Fund has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. The projects owned by the Fund have characteristics that qualify the projects for government incentives.

The Fund’s accompanying condensed consolidated financial statements include the accounts of the Fund and its majority-owned subsidiaries, Ridgewood US Hydro Corporation (“US Hydro”) and Ridgewood Near East Holdings LLC (“NEH”).

The Fund owns a 70.8% interest in US Hydro and the remaining 29.2% noncontrolling interest is owned by Ridgewood Electric Power Trust V (“Trust V”). In addition, the Fund owns a 68.1% interest in NEH and the remaining noncontrolling interests are owned by Trust V (14.1%) and Ridgewood/Egypt Fund (“Egypt Fund”) (17.8%). The interests of Trust V and Egypt Fund are presented as noncontrolling interests in the condensed consolidated financial statements.

At December 31, 2008 and March 31, 2009, NEH’s wholly-owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) owned 75.9% of Sinai For Environmental Services S.A.E. The interests of the other owners are also presented as noncontrolling interests in the condensed consolidated financial statements.

The Managing Shareholder has announced its intention to market for sale the assets of NEH and US Hydro, which represent the only remaining investments of the Fund. The Managing Shareholder cannot predict the timing of the sale process or whether any sales will occur.

On December 22, 2008, US Hydro met the criteria of being classified as held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Fund has reflected the results of US Hydro operations as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Accordingly, historical amounts in the condensed consolidated statements of operations have been restated to reflect the discontinued operations. The assets of US Hydro being marketed for sale and the related liabilities were reflected as held for sale on the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, as discussed in Note 4.

3.           RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In February 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. In December 2008, the FASB issued FASB Staff Position FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which further deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2008. The Fund has concluded that it was eligible for this deferral and therefore, FIN 48 became effective for the Fund January 1, 2009. The Fund adopted FIN 48 effective January 1, 2009, with no material impact on the Fund’s condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), to define fair value, establish a framework for measuring fair value in accordance with GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. In February 2008, FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities for the Fund until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.

In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”), which clarifies the application of SFAS 157 in a market that is not active and to determine the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 was effective upon issuance, including with respect to prior periods for which financial statements had not been issued.

In April 2009, the FASB issued Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liabilities Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Fund is currently evaluating the impact of adopting FSP 157-4 on its condensed consolidated financial statements.

The Fund adopted SFAS 157 for financial assets and financial liabilities and Staff Position 157-3 in 2008, with no material impact on the Fund’s condensed consolidated financial statements. The Fund adopted SFAS 157 for non-financial assets and non-financial liabilities effective January 1, 2009, with no material impact on the Fund’s condensed consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income attributable to noncontrolling interests, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 became effective for the Fund beginning January 1, 2009. Except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented subsequent to adoption, the adoption of SFAS 160 has no material impact on the Fund’s condensed consolidated financial statements.

4.      ASSETS HELD FOR SALE/DISCONTINUED OPERATIONS

In the fourth quarter of 2008, US Hydro became qualified to be classified as held for sale, in accordance with SFAS 144. As such, the assets and liabilities of US Hydro, excluding deferred net tax assets, are presented as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets at March 31, 2009 and December 31, 2008. The US Hydro results are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

Assets held for sale and liabilities related to assets held for sale on the Fund’s March 31, 2009 and December 31, 2008 condensed consolidated balance sheets were as follows:

	March 31,	December 31,
	2009	2008

ASSETS
Cash	$25	$122
Accounts receivable	618	262
Notes receivable	1,127	1,161
Prepaid and other current assets	378	275
Property, plant and equipment, net	1,125	1,125
Intangibles, net	2,325	2,325
Goodwill	227	227
Other assets	22	36

Total assets	$5,847	$5,533

LIABILITIES
Accounts payable and accrued expenses	$41	$374
Due to affiliates	269	152
Deferred rent	667	648

Total liabilities	$977	$1,174

The following table summarizes income from discontinued operations (net of income tax and noncontrolling interest) for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008

Total revenues	$1,046	$1,033

Cost of revenues	353	667
Operating expenses	553	402
Other income	(22)	(20)
Income tax benefit	(210)	(120)
Total expenses, net	674	929

Income from discontinued operations, net of income tax	372	104

Net earnings attributable to noncontrolling interest	(109)	(30)

Income from discontinued operations attributable to Growth Fund	$263	$74

5.           CASH AND CASH EQUIVALENTS

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2009, the Fund had cash deposits held in foreign banks, which do not provide insurance, of $706. At March 31, 2009, remaining cash balances are held in US banks and did not exceed insured limits.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

6.            INVENTORY

At March 31, 2009 and December 31, 2008, inventories were as follows:

	March 31,	December 31,
	2009	2008
Consumables	$1,035	$1,165
Fuel	67	77
Total	$1,102	$1,242

7.           INCOME TAXES

The Fund’s Egyptian operations operate under a ten-year income tax holiday that expires on December 31, 2010. For the three months ended March 31, 2009 and 2008, the Fund recorded income tax expense of $10 and $73, respectively, resulting from book to tax differences that are scheduled to exist at the expiration of the tax holiday.

8.           COMMITMENTS AND CONTINGENCIES

The US Hydro facility at Union Falls has leased the site under a non-cancelable long-term lease which terminates in 2024. Rent expense on a straight-line basis at this site was $74 for each of the three months ended March 31, 2009 and 2008, which is included as discontinued operations in the condensed consolidated statements of operations. The facility of US Hydro at the Box Canyon dam in Siskiyou County, California is owned subject to a ground lease which US Hydro has accounted for as an operating lease. The lease terminates on December 31, 2010, at which time US Hydro is obligated to transfer the facility at the site to the Siskiyou County Flood Control and Water Conservation District. The lease payment for Box Canyon was $125 for each of the three months ended March 31, 2009 and 2008, which is included as discontinued operations in the condensed consolidated statements of operations.

On December 30, 2005, an investor in the Fund and several affiliated entities, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (the “Plaintiff”), filed a Complaint in the Federal District Court in Massachusetts, Paul Bergeron v. The Ridgewood Power Growth Fund, et al. (“Bergeron I”).  The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder alleging violations of the Massachusetts Securities Act, as well as breach of fiduciary duty, fraud, breach of contract, negligent misrepresentation and unjust enrichment, all related to a set of alleged facts and allegations regarding the sale of securities of the Fund and affiliated trusts managed by the Managing Shareholder or affiliates of the Managing Shareholder which were sold in private offerings and the operation of the Fund and affiliated trusts subsequent to the sale.  The Plaintiff is seeking damages of $900 plus interest and attorney fees. Neither the Fund nor trusts are party to this litigation. Discovery has been completed and in March 2009 a pending Motion for Summary Judgment filed by the Defendants was granted on breach of fiduciary duty claims and partially granted on contract claims, but otherwise denied, and a trial date of June 15, 2009 was set.

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

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The Fund is also subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Fund may be required to record additional litigation expense.  While it is not possible to predict the outcome of the litigation discussed above with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Fund, based on its evaluation of matters which are pending or asserted, the Fund’s management believes the disposition of such matters will not have a material adverse effect on the Fund’s business or its financial statements.

9.           TRANSACTIONS WITH AFFILIATES

The Fund records short-term payables to and receivables from other affiliates in the ordinary course of business. The amounts payable to and receivables from the other affiliates do not bear interest. At March 31, 2009 and December 31, 2008, the Fund had outstanding receivables and payables as follows:

	Due From		Due To
	March 31,	December 31,	March 31,	December 31,
	2009	2008	2009	2008

Ridgewood Power Management LLC	$-	$-	$38	$36
Ridgewood Renewable Power LLC	-	-	2,158	1,072
Trust V	-	-	345	189
Ridgewood/Egypt Fund	-	-	497	451
Other affiliates	15	15	-	-
	$15	$15	$3,038	$1,748

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis of the operating results and financial condition as of March 31, 2009 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document.  Results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Fund’s 2008 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts.  These statements are based upon management’s opinions and estimates as of the date they are made.  Although management believes that the expectations reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include the sale of the Fund’s assets, the outcome of the litigation described in Part I, Item 1, Note 8. “Commitments and Contingencies” of this report, changes in political and economic conditions, federal or state regulatory structures, government mandates, the ability of customers to pay for energy received, supplies and prices of fuels, operational status of generating plants, mechanical breakdowns, and volatility in the price for electric energy, natural gas or renewable energy. Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Fund’s 2008 Form 10-K. The Fund undertakes no obligation to publicly revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s condensed consolidated financial statements, which have been prepared in conformity with GAAP.  In preparing these financial statements, the Fund is required to make certain estimates and assumptions that affect the reported amount of Fund’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities. The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements.  No material changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2008 Form 10-K.

Results of Operations and Changes in Financial Condition

Results of operations discussed below exclude the results of US Hydro, which are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenues increased $0.2 million, or 9.2%, from $2.4 million in the first quarter of 2008 to $2.6 million for the same period in 2009. Revenues increased primarily due to increases in water volume sales due to additional production capacity installed during 2008 as well as increased unit prices to offset increased costs of production. Due to the global economic crisis, tourism has decreased in the market that NEH serves. As a result, revenue relative to installed production capacity has decreased in the first quarter of 2009. If tourism does not increase, revenues could be adversely impacted and could fall below the 2008 levels.

Cost of revenues increased $0.1 million, or 5.4%, from $1.6 million in the first quarter of 2008 to $1.7 million for the same period in 2009. This increase was primarily due to an increase in consumables resulting from higher fuel costs and production volumes.

Gross profit increased $0.1 million, or 17.6%, from approximately $0.8 million in the first quarter of 2008 to $0.9 million for the same period in 2009. This increase was due to an increase in NEH revenues partially offset by increased cost of revenues.

General and administrative expenses decreased $0.4 million from $1.2 million in the first quarter of 2008 to $0.8 million for the same period in 2009. This decrease was primarily attributable to a decrease in professional fees.

The Fund recorded a noncontrolling interest in the earnings of subsidiary of $0.2 million in the first quarter of 2009 compared to $28,000 for the same period in 2008. This was due to an increase in the net earnings of NEH in the 2009 period.

Total assets at March 31, 2009 and December 31, 2008 were $32.9 million and $32.8 million, respectively. Total liabilities increased $0.5 million from approximately $9.1 million at December 31, 2008 to $9.6 million at March 31, 2009. This was primarily due to an increase of $1.3 million due to affiliates, partially offset by decreases of $0.4 million in long term debt, $0.2 million in US Hydro liabilities related to assets held for sale and $0.2 million in accounts payable and accrued expenses.

Liquidity and Capital Resources

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

At March 31, 2009, the Fund had cash and cash equivalents of approximately $0.7 million, a decrease of $0.4 million from $1.1 million at December 31, 2008. Cash flows for the three months ended March 31, 2009 were $0.4 million provided by operating activities, approximately $0.4 million used in investing activities, $0.4 million used in financing activities and a $43,000 positive effect of foreign exchange on cash and cash equivalents.

Cash provided by operating activities for the three months ended March 31, 2009 was $0.4 million compared to $1.3 million for the three months ended March 31, 2008. This decrease of approximately $0.9 million in the 2009 period was primarily due to an increase in accounts receivable and a decrease in accounts payable.

For the three months ended March 31, 2009, investing activities used cash of approximately $0.4 million compared to $1.9 million for the three months ended March 31, 2008. This decrease of approximately $1.5 million in the 2009 period was primarily due to a decrease in capital expenditures.

Financing activities used cash of $0.4 million for each of the three months ended March 31, 2009 and 2008. Cash used in the 2009 period included repayments of bank loans and cash used in the 2008 period primarily included cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Fund expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities will be sufficient to provide working capital and fund capital expenditures for the next 12 months. Due to the Fund’s available cash balances, the Managing Shareholder has postponed the collection of its management fees. The Managing Shareholder expects to continue charging its fees, but anticipates postponing collection until such time the Fund has sufficient cash balances to pay these fees. Unpaid management fees accrue interest at 10% per annum.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Fund’s 2008 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Fund’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by a registrant in reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by a registrant is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Fund’s 2008 Form 10-K.

ITEM 1A.  RISK FACTORS

 There have been no material changes to the risk factors disclosed in the Fund’s 2008 Form 10-K.

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

THE RIDGEWOOD POWER GROWTH FUND

Date: May 8, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)