Form 10-Q
period 2009-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2009-08-13
CIK 1057076

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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
Yes ☐   No ☒

As of July 31, 2009, there were 658.2067 Investor Shares outstanding.

Table of Content

FORM 10-Q

Table of Content

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,245	$1,120
Accounts receivable, net of allowance	1,515	1,425
Due from affiliates	15	15
Inventory	1,040	1,242
Assets held for sale	5,519	5,533
Deferred tax asset, net	970	858
Prepaid expenses and other current assets	1,300	502
Total current assets	11,604	10,695
Property, plant and equipment, net	21,382	21,976
Other assets	12	133

Total assets	$32,998	$32,804

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$859	$1,037
Liabilities related to assets held for sale	817	1,174
Long-term debt - current portion	1,211	1,803
Due to affiliates	3,772	1,748
Total current liabilities	6,659	5,762
Long-term debt - noncurrent portion	1,001	1,284
Other liabilities	1,208	1,264
Deferred tax liability	1,022	858
Total liabilities	9,890	9,168

Commitments and contingencies

Equity:
Investor Shareholders’ equity (658.2067 Investor Shares issued
and outstanding)	16,219	17,078
Managing Shareholder's accumulated deficit
(1 management share issued and outstanding)	(405)	(396)
Total Growth Fund shareholders’ equity	15,814	16,682
Noncontrolling interest in subsidiary	7,294	6,954
Total equity	23,108	23,636

Total liabilities and equity	$32,998	$32,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Revenues	$5,947	$5,540	$3,338	$3,151

Cost of revenues	3,761	3,606	2,026	1,960

Gross profit	2,186	1,934	1,312	1,191

Operating expenses:
General and administrative expenses	1,706	2,200	868	1,012
Management fee to Managing Shareholder	823	823	412	412
Total operating expenses	2,529	3,023	1,280	1,424

(Loss) income from operations	(343)	(1,089)	32	(233)

Other income (expense):
Interest income	16	17	10	2
Interest expense	(238)	(131)	(121)	(64)
Other expense, net	(246)	(4)	(218)	(23)
Total other expense, net	(468)	(118)	(329)	(85)

Loss from continuing operations before income tax	(811)	(1,207)	(297)	(318)

Income tax expense	(169)	(121)	(159)	(48)

Loss from continuing operations	(980)	(1,328)	(456)	(366)

Income from discontinued operations, net of income tax	605	447	233	343

Net loss	(375)	(881)	(223)	(23)

Net earnings attributable to noncontrolling interest	(419)	(287)	(245)	(259)

Net loss attributable to Growth Fund	$(794)	$(1,168)	$(468)	$(282)

Amount attributable to Growth Fund shareholders - Net (loss) income:
Continuing operations	$(1,222)	$(1,485)	$(633)	$(525)
Discontinued operations	428	317	165	243

	$(794)	$(1,168)	$(468)	$(282)
Managing Shareholder - Net (loss) income:
Continuing operations	$(12)	$(15)	$(6)	$(5)
Discontinued operations	4	3	1	2

Investor Shareholders - Net (loss) income:
Continuing operations	(1,210)	(1,470)	(627)	(520)
Discontinued operations	424	314	164	241

Net (loss) income per Investor Share:
Continuing operations	(1,838)	(2,234)	(953)	(790)
Discontinued operations	644	476	250	366

Distributions per Investor Share	-	1,000	-	500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited, in thousands)

	Growth Fund Shareholders' Equity (Deficit)
	Investor	Managing	Noncontrolling	Total
	Shareholders' Equity	Shareholder Deficit	Interest	Equity

Balance at December 31, 2008	$17,078	$(396)	$6,954	$23,636
Net (loss) income	(786)	(8)	419	(375)
Foreign currency translation adjustment	(73)	(1)	(35)	(109)
Cash distributions	-	-	(44)	(44)

Balance at June 30, 2009	$16,219	$(405)	$7,294	$23,108

Balance at December 31, 2007	$20,002	$(374)	$6,902	$26,530
Net (loss) income	(1,156)	(12)	287	(881)
Foreign currency translation adjustment	256	3	105	364
Cash distributions	(658)	-	(175)	(833)

Balance at June 30, 2008	$18,444	$(383)	$7,119	$25,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net cash provided by operating activities	$1,876	$2,395

Cash flows from investing activities:
Capital expenditures	(872)	(3,700)
Investment in subsidiary	-	(137)
Collections from notes receivable	-	169
Net cash used in investing activities	(872)	(3,668)

Cash flows from financing activities:
Proceeds from loans payable to third party	-	2,000
Repayments under bank loans	(855)	(197)
Cash distributions to noncontrolling interest	(44)	(175)
Cash distributions to shareholders	-	(658)
Net cash (used in) provided by financing activities	(899)	970

Effect of exchange rate on cash and cash equivalents	20	(41)

Net increase (decrease) in cash and cash equivalents	125	(344)
Reclassification of US Hydro cash and cash equivalents to assets held for sale	-	(849)
Cash and cash equivalents, beginning of period	1,120	4,271

Cash and cash equivalents, end of period	$1,245	$3,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.             DESCRIPTION OF BUSINESS

The Ridgewood Power Growth Fund (the “Fund”) is a Delaware trust formed in February 1997. The Fund began offering shares in February 1998 and concluded its offering in April 2000. The objective of the Fund is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Fund is Ridgewood Renewable Power LLC (the “Managing Shareholder”). The Fund has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. The projects owned by the Fund have characteristics that qualify the projects for government incentives.

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

At December 31, 2008 and June 30, 2009, NEH’s wholly-owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) owned 75.9%, through a combination of direct and indirect ownership, of Sinai For Environmental Services S.A.E. The interests of the other owners are also presented as noncontrolling interests in the condensed consolidated financial statements.

The Managing Shareholder is marketing NEH and US Hydro for sale, which represent the only remaining investments of the Fund. The Managing Shareholder cannot predict the timing of the sale process, the terms of any sale or whether any sales will occur.

On December 22, 2008, US Hydro met the criteria of being classified as held for sale in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). The Fund has reflected the results of US Hydro operations as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Accordingly, historical amounts in the condensed consolidated statements of operations have been restated to reflect the discontinued operations. The assets of US Hydro being marketed for sale and the related liabilities are reflected as held for sale on the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008, as discussed in Note 4.

2.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Fund’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the SEC on April 10, 2009 (the “2008 Form 10-K”). No significant changes have been made to the Fund’s accounting policies and estimates disclosed in its 2008 Form 10-K.

In the opinion of management, the condensed consolidated financial statements as of June 30, 2009, and for the six and three months ended June 30, 2009 and 2008, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the six and three months ended June 30, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year or any other period.

The Fund has evaluated subsequent events and transactions through August 13, 2009, the date of the issuance of its financial statements, and concluded that there were no such events and transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

3.             RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of SFAS No. 109, Accounting for Income Taxes (“SFAS 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In February 2008, the FASB issued FASB Staff Position FIN 48-2, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2007. In December 2008, the FASB issued FASB Staff Position FIN 48-3, Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which further deferred the effective date of FIN 48 for non-public companies to fiscal years beginning after December 15, 2008. The Fund has concluded that it was eligible for this deferral and therefore, the Fund adopted FIN 48 effective January 1, 2009, with no material impact on the Fund’s condensed consolidated financial statements.

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

SFAS 157

In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delayed the effective date of SFAS No.157, Fair Value Measurements, for non-financial assets and non-financial liabilities for the Fund until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Fund adopted FSP 157-2 effective January 1, 2009, with no material impact on the Fund’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Assets or Liabilities Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The Fund adopted FSP 157-4 effective June 30, 2009, with no material impact on the Fund’s condensed consolidated financial statements.

SFAS 160

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income attributable to noncontrolling interests, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 became effective for the Fund beginning January 1, 2009. Except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented subsequent to the adoption, the adoption of SFAS 160 had no material impact on the Fund’s condensed consolidated financial statements.

SFAS 165

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). This statement establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Fund adopted SFAS 165 effective June 30, 2009, with no material impact on the Fund’s condensed consolidated financial statements.

SFAS 167

In June 2009, the FASB issued SFAS No.167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS 167 will become effective for the Fund beginning January 1, 2010. The Fund is currently evaluating the impact of adopting SFAS 167 on its condensed consolidated financial statements.

SFAS 168

In June 2009, FASB issued SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles - A Replacement of FASB Statement No. 162 (“SFAS 168”). This statement supersedes FASB No.162 and establishes the FASB Accounting Standards Codification (the “Codification”) to become the single source of authoritative non-governmental GAAP superseding existing FASB, American Institute of Certified Public Accountants, EITF, and related accounting literature. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification will be effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Fund’s adoption of the Codification is not expected to have a material impact on its condensed consolidated financial statements.

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

4.             ASSETS HELD FOR SALE/DISCONTINUED OPERATIONS

In the fourth quarter of 2008, US Hydro became qualified to be classified as held for sale, in accordance with SFAS 144. As such, the assets and liabilities of US Hydro, excluding deferred net tax assets, are presented as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets at June 30, 2009 and December 31, 2008. The US Hydro results are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Assets held for sale and liabilities related to assets held for sale on the Fund’s June 30, 2009 and December 31, 2008 condensed consolidated balance sheets were as follows:

	June 30,	December 31,
	2009	2008

ASSETS
Cash	$307	$122
Accounts receivable	278	262
Notes receivable – current	1,093	1,161
Prepaid and other current assets	142	275
Property, plant and equipment, net	1,125	1,125
Intangibles, net	2,325	2,325
Goodwill	227	227
Other assets	22	36

Total assets	$5,519	$5,533

LIABILITIES
Accounts payable and accrued expenses	$111	$374
Due to affiliates	21	152
Deferred rent	685	648

Total liabilities	$817	$1,174

The following table summarizes income from discontinued operations for the six and three months ended June 30, 2009 and 2008:

	Six Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008

Total revenues	$2,242	$2,601	$1,196	$1,568

Cost of revenues	677	1,317	324	650
Operating expenses	999	818	446	416
Other income, net	(37)	(56)	(15)	(36)
Income tax (benefit) expense	(2)	75	208	195
Total expenses, net	1,637	2,154	963	1,225

Income from discontinued operations, net of income tax	605	447	233	343

Net earnings attributable to noncontrolling interest	(177)	(130)	(68)	(100)

Income from discontinued operations attributable to Growth Fund	$428	$317	$165	$243

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

5.             CASH AND CASH EQUIVALENTS

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2009, the Fund had cash deposits held in foreign banks, which do not provide insurance, of $1,205. At June 30, 2009, remaining cash balances were held in US banks and did not exceed government-insured limits.

6.             INVENTORY

At June 30, 2009 and December 31, 2008, inventories were as follows:

	June 30,	December 31,
	2009	2008
Consumables	$963	$1,165
Fuel	77	77
Total	$1,040	$1,242

7.             INCOME TAXES

The Fund’s Egyptian operations operate under a ten-year income tax holiday that expires on December 31, 2010. For the six months ended June 30, 2009 and 2008, the Fund recorded income tax expense of $169 and $121, respectively, resulting from book to tax differences that are scheduled to exist at the expiration of the tax holiday. For the three months ended June 30, 2009 and 2008, the Fund recorded income tax expense of $159 and $48, respectively.

8.             COMMITMENTS AND CONTINGENCIES

The US Hydro facility at Union Falls, New York has leased the site under a non-cancelable long-term lease which terminates in 2024. Rent expense on a straight-line basis at this site was $147 for each of the six months ended June 30, 2009 and 2008, and $73 for each of the three months ended June 30, 2009 and 2008, which is reflected in income from discontinued operations, net of income taxes in the condensed consolidated statements of operations. The facility of US Hydro at the Box Canyon dam in Siskiyou County, California is owned subject to a ground lease which US Hydro has accounted for as an operating lease. The lease terminates on December 31, 2010, at which time US Hydro is obligated to transfer the facility at the site to the Siskiyou County Flood Control and Water Conservation District. The lease payment for Box Canyon was $250 for each of the six months ended June 30, 2009 and 2008, and $125 for each of the three months ended June 30, 2009 and 2008, which is reflected in income from discontinued operations, net of income taxes in the condensed consolidated statements of operations.

On December 30, 2005, an investor in the Fund and several affiliated entities, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (“Bergeron”), filed a Complaint in the Federal District Court in Massachusetts. The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder (the “Defendants”). In June 2009, this lawsuit was settled with the Managing Shareholder making a payment to Bergeron and purchasing its interests in funds managed by the Defendants. The amount of the settlement allocated to the Fund by the Managing Shareholder totaled $260.

On March 20, 2007, Bergeron commenced a derivative action, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the plaintiffs for an injunction. On February 29, 2008, the plaintiffs filed an amended complaint adding two additional investors, one in the Fund and one in Trust V, as additional plaintiffs. Discovery is ongoing and no trial date has been set. While Bergeron is no longer a party to the derivative action, the other plaintiffs continue to pursue this matter.

On August 16, 2006, the Fund and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and a trial date of December 1, 2009 has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

Table of Content

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The Fund may become subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to all such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Fund may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed in this Note with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Fund, based on its evaluation of matters which are pending or asserted, the Fund’s management believes the disposition of such matters will not have a material adverse effect on the Fund’s business or its financial condition or results of operations.

9.             TRANSACTIONS WITH AFFILIATES

The Fund records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivables from its affiliates, other than amounts relating to management fees, do not bear interest. At June 30, 2009 and December 31, 2008, the Fund had outstanding receivables and payables as follows:

	Due From		Due To
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008

Ridgewood Power Management LLC	$-	$-	$38	$36
Ridgewood Renewable Power LLC	-	-	2,813	1,072
Trust V	-	-	380	189
Egypt Fund	-	-	541	451
Other affiliates	15	15	-	-
	$15	$15	$3,772	$1,748

Table of Content

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the operating results and financial condition of the Fund as of June 30, 2009 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document. Results of operations for the six and three months ended June 30, 2009 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report as well as the consolidated financial statements, notes and other supplemental information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2008 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that these expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	the timing or terms of any sale of the Fund’s assets,
•	the outcome of the matters described in Part I, Item 1, Note 8. “Commitments and Contingencies” of this report,
•	changes in political and economic conditions, federal or state regulatory structures,
•	government mandates,
•	the ability of customers to pay for water and energy received,
•	supplies and prices of fuels,
•	operational status of generating plants, including mechanical breakdowns, and
•	volatility in the price for electric energy, natural gas or renewable energy.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this report and in Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Fund’s 2008 Form 10-K. Any forward-looking statement that the Fund makes, speaks only as of the date of this report. The Fund undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Fund is required to make certain estimates and assumptions that affect the reported amount of the Fund’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities. The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements. No material changes have been made to the Fund’s critical accounting policies and estimates disclosed in its 2008 Form 10-K.

Results of Operations and Changes in Financial Condition

Results of continuing operations discussed below exclude the results of US Hydro, which are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

Revenues increased $0.4 million, or 7.3%, from $5.5 million for the six months ended June 30, 2008 to $5.9 million for the same period in 2009. Revenues increased primarily due to increases in water volume sales due to additional production capacity installed during 2008 as well as increased unit prices to offset increased costs of production. Due to the global economic crisis, tourism has decreased in the market that NEH serves during the six months ended June 30, 2009 compared to the same period in 2008. As a result, average revenue relative to installed production capacity has decreased from 2008 to the 2009 period. If tourism does not increase, revenues for 2009 could be adversely impacted and could fall below the 2008 levels.

Table of Content

Cost of revenues increased $0.2 million, or 4.3%, from $3.6 million for the six months ended June 30, 2008 to $3.8 million for the same period in 2009. This increase was primarily due to an increase in consumables resulting from higher fuel costs and production volumes.

Gross profit increased $0.3 million, or 13%, from $1.9 million for the six months ended June 30, 2008 to $2.2 million for the same period in 2009. This increase was due to an increase in NEH revenues partially offset by increased cost of revenues.

General and administrative expenses decreased $0.5 million from $2.2 million for the six months ended June 30, 2008 to $1.7 million for the same period in 2009. This decrease was primarily attributable to a decrease in professional fees.

The Fund recorded other expenses of $0.2 million for the six months ended June 30, 2009 compared to $4,000 for the same period in 2008. This increase of $0.2 million was primarily due to the settlement of the Bergeron litigation, as described in Part I, Item 1, Note 8. “Commitments and Contingencies” of this report.

Income from discontinued operations, net of income tax relating to US Hydro operations increased $0.2 million from $0.4 million for the six months ended June 30, 2008 to $0.6 million for the same period in 2009. This increase in income from discontinued operations was primarily due to a decrease in depreciation expenses in the 2009 period as US Hydro ceased depreciating its assets as of December 22, 2008, the date when US Hydro met the criteria of being classified as held for sale. This was partially offset by a decrease in US Hydro revenues primarily attributable to a decrease in electric power rates in the 2009 period compared to 2008.

The Fund recorded a noncontrolling interest in the earnings of subsidiary of $0.4 million for the six months ended June 30, 2009 compared to $0.3 million for the same period in 2008. This was due to an increase in the net earnings of NEH in the 2009 period.

Total assets increased $0.2 million from $32.8 million at December 31, 2008 to $33 million at June 30, 2009 primarily due to an increase in prepaid expenses and other current assets of $0.8 million, partially offset by a decrease in property, plant and equipment of $0.6 million. Total liabilities increased $0.7 million from $9.2 million at December 31, 2008 to $9.9 million at June 30, 2009. This was primarily due to increases of $2 million in due to affiliates relating to advances from Managing Shareholder and $0.2 million in deferred tax liability, partially offset by decreases of $0.9 million in long term debt, $0.4 million in US Hydro liabilities related to assets held for sale and $0.2 million in accounts payable and accrued expenses.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenues increased $0.2 million, or 5.9%, from approximately $3.1 million in the second quarter of 2008 to $3.3 million for the same period in 2009. Revenues increased primarily due to increases in water volume sales due to additional production capacity installed during 2008 as well as increased unit prices to offset increased costs of production.

Gross profit increased $0.1 million, or 10.2%, from $1.2 million in the second quarter of 2008 to $1.3 million for the same period in 2009. This increase was due to an increase in NEH revenues partially offset by increased cost of revenues.

The Fund recorded other expenses of $0.2 million in the second quarter of 2009 compared to $23,000 for the same period in 2008. This increase of $0.2 million was primarily due to the settlement of the Bergeron litigation.

Liquidity and Capital Resources

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

At June 30, 2009, the Fund had cash and cash equivalents of $1.2 million, a decrease of $0.1 million from $1.1 million at December 31, 2008. Cash flows for the six months ended June 30, 2009 were $1.9 million provided by operating activities, $0.9 million used each in investing activities and financing activities.

Cash provided by operating activities for the six months ended June 30, 2009 was $1.9 million compared to $2.4 million for the six months ended June 30, 2008. This decrease of $0.5 million in the 2009 period was primarily due to changes in working capital components partially offset by improved operating results.

For the six months ended June 30, 2009, investing activities used cash of $0.9 million compared to $3.7 million for the six months ended June 30, 2008. This reduction in cash used of $2.8 million in the 2009 period was primarily due to a decrease in capital expenditures.

Table of Content

Financing activities used cash of $0.9 million for the six months ended June 30, 2009 compared to cash provided by financing activities of $1 million for the same period in 2008. Cash used in the 2009 period primarily included repayments of bank loans of $0.9 million. Cash provided of $1 million in the 2008 period included $2 million of borrowings by REFI, partially offset by $0.2 million of repayments under bank loans, $0.2 million of cash distributions to noncontrolling interest holders and approximately $0.6 million of cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Fund expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities, including cash advances from the Managing Shareholder, will be sufficient to provide working capital and fund capital expenditures for the next 12 months. Due to the Fund’s available cash balances, the Managing Shareholder has advanced the Fund $1.7 million since December 31, 2008, including the postponement of the collection of its management fees. The Managing Shareholder expects to continue charging its fees, but anticipates postponing collection of amounts due until such time the Fund has sufficient cash balances to pay these fees. Unpaid management fees were $0.8 million as of June 30, 2009 and accrued interest at 10% per annum. Cash advances from the Managing Shareholder do not bear interest.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

There have been no material changes in the off-balance sheet arrangements and contractual obligations and commitments disclosed in the Fund’s 2008 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Fund’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Fund in reports filed pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by the Fund is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

On December 30, 2005, an investor in the Fund and several affiliated entities, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (“Bergeron”), filed a Complaint in the Federal District Court in Massachusetts. The action was brought against, among others, the Managing Shareholder and persons who are or were officers of the Managing Shareholder (the “Defendants”). In June 2009, this lawsuit was settled with the Managing Shareholder making a payment to Bergeron and purchasing its interests in funds managed by the Defendants. The amount of the settlement allocated to the Fund by the Managing Shareholder totaled $0.3 million.

On March 20, 2007, Bergeron commenced a derivative action, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the plaintiffs for an injunction. On February 29, 2008, the plaintiffs filed an amended complaint adding two additional investors, one in the Fund and one in Trust V, as additional plaintiffs. Discovery is ongoing and no trial date has been set. While Bergeron is no longer a party to the derivative action, the other plaintiffs continue to pursue this matter.

Table of Content

On August 16, 2006, the Fund and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and a trial date of December 1, 2009 has been set. The costs and expenses of this litigation, including adverse judgments, if any, are being paid for by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

THE RIDGEWOOD POWER GROWTH FUND

Date: August 13, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)