Form 10-Q
period 2009-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2009-11-12
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number:  0-25935

THE RIDGEWOOD POWER GROWTH FUND
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3495594
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1314 King Street, Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

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
Yes ☐   No ☒

As of October 31, 2009, there were 658.2067 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,269	$1,120
Accounts receivable, net of allowance	1,530	1,425
Due from affiliates	15	15
Inventory	1,215	1,242
Assets held for sale	5,383	5,533
Deferred tax asset, net of valuation allowance	1,242	858
Prepaid expenses and other current assets	1,048	502
Total current assets	12,702	10,695
Property, plant and equipment, net	21,347	21,976
Other assets	13	133

Total assets	$34,062	$32,804

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable and accrued expenses	$887	$1,037
Liabilities related to assets held for sale	958	1,174
Long-term debt - current portion	1,260	1,803
Due to affiliates	4,570	1,748
Total current liabilities	7,675	5,762
Long-term debt - noncurrent portion	501	1,284
Other liabilities	1,179	1,264
Deferred tax liability	1,080	858
Total liabilities	10,435	9,168

Commitments and contingencies

Equity:
Investor Shareholders’ equity (658.2067 Investor Shares issued
and outstanding)	16,392	17,078
Managing Shareholder's accumulated deficit
(1 management share issued and outstanding)	(404)	(396)
Total Growth Fund shareholders’ equity	15,988	16,682
Noncontrolling interest in subsidiary	7,639	6,954
Total equity	23,627	23,636

Total liabilities and equity	$34,062	$32,804

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Revenues	$9,732	$9,471	$3,785	$3,931

Cost of revenues	5,997	6,046	2,236	2,440

Gross profit	3,735	3,425	1,549	1,491

Operating expenses:
General and administrative expenses	2,450	3,137	744	937
Management fee to Managing Shareholder	1,234	1,234	411	411
Total operating expenses	3,684	4,371	1,155	1,348

Income (loss) from operations	51	(946)	394	143

Other income (expense):
Interest income	40	26	24	9
Interest expense	(353)	(246)	(115)	(115)
Other (expense) income, net	(166)	(42)	80	(38)
Total other expense, net	(479)	(262)	(11)	(144)

(Loss) income from continuing operations before income tax	(428)	(1,208)	383	(1)

Income tax expense	(209)	(238)	(40)	(117)

(Loss) income from continuing operations	(637)	(1,446)	343	(118)

Income (loss) from discontinued operations, net of income tax	419	329	(186)	(118)

Net loss (income)	(218)	(1,117)	157	(236)

Net earnings attributable to noncontrolling interest	(648)	(429)	(229)	(142)

Net loss attributable to Growth Fund	$(866)	$(1,546)	$(72)	$(378)

Amount attributable to Growth Fund shareholders - Net (loss) income:
Continuing operations	$(1,163)	$(1,779)	$59	$(294)
Discontinued operations	297	233	(131)	(84)

	$(866)	$(1,546)	$(72)	$(378)
Managing Shareholder - Net (loss) income:
Continuing operations	$(12)	$(18)	$-	$(3)
Discontinued operations	3	2	(1)	(1)

Investor Shareholders - Net (loss) income:
Continuing operations	(1,151)	(1,761)	59	(291)
Discontinued operations	294	231	(130)	(83)

Net (loss) income per Investor Share:
Continuing operations	(1,749)	(2,676)	89	(442)
Discontinued operations	447	351	(197)	(125)

Distributions per Investor Share	-	1,000	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited, in thousands)

	Growth Fund Shareholders' Equity (Deficit)
	Investor	Managing	Noncontrolling	Total
	Shareholders' Equity	Shareholder Deficit	Interest	Equity

Balance at December 31, 2008	$17,078	$(396)	$6,954	$23,636
Net (loss) income	(857)	(9)	648	(218)
Foreign currency translation adjustment	171	1	81	253
Cash distributions	-	-	(44)	(44)

Balance at September 30, 2009	$16,392	$(404)	$7,639	$23,627

Balance at December 31, 2007	$20,002	$(374)	$6,902	$26,530
Net (loss) income	(1,531)	(15)	429	(1,117)
Foreign currency translation adjustment	130	1	49	180
Cash distributions	(658)	-	(431)	(1,089)

Balance at September 30, 2008	$17,943	$(388)	$6,949	$24,504

The accompanying notes are an integral part of these condensed consolidated financial statements

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net cash provided by operating activities	$3,789	$1,707

Cash flows from investing activities:
Capital expenditures	(1,237)	(4,430)
Investment in subsidiary	-	(137)
Collections from notes receivable	-	202
Net cash used in investing activities	(1,237)	(4,365)

Cash flows from financing activities:
Proceeds from loans payable to third party	-	2,000
Repayments under bank loans	(1,340)	(275)
Cash distributions to noncontrolling interest	(44)	(431)
Cash distributions to shareholders	-	(658)
Net cash (used in) provided by financing activities	(1,384)	636

Effect of exchange rate on cash and cash equivalents	(19)	34

Net increase (decrease) in cash and cash equivalents	1,149	(1,988)
Reclassification of US Hydro cash and cash equivalents to assets held for sale	-	(154)
Cash and cash equivalents, beginning of period	1,120	4,271

Cash and cash equivalents, end of period	$2,269	$2,129

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.            DESCRIPTION OF BUSINESS

The Ridgewood Power Growth Fund (the “Fund”) is a Delaware trust formed in February 1997. The Fund began offering shares in February 1998 and concluded its offering in April 2000. The objective of the Fund is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Fund is Ridgewood Renewable Power LLC (the “Managing Shareholder”). The Fund has been organized to invest primarily in independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. Certain projects owned by the Fund have characteristics that qualify them for government incentives.

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

At December 31, 2008 and September 30, 2009, NEH’s wholly-owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”) owned 75.9%, through a combination of direct and indirect ownership, of Sinai For Environmental Services S.A.E. The interests of the other owners are also presented as noncontrolling interests in the condensed consolidated financial statements.

The Managing Shareholder is marketing US Hydro and REFI for sale, which represent the only remaining investments of the Fund. The Managing Shareholder cannot predict the timing of the sale process, the terms of any sale or whether any sales will occur.

On December 22, 2008, US Hydro met the criteria of being classified as held for sale. The Fund has reflected the results of US Hydro operations as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. Accordingly, historical amounts in the condensed consolidated statements of operations have been restated to reflect the discontinued operations. The assets of US Hydro being marketed for sale and the related liabilities are reflected as held for sale on the condensed consolidated balance sheets at September 30, 2009 and December 31, 2008, as discussed in Note 4.

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

In the opinion of management, the condensed consolidated financial statements as of September 30, 2009, and for the nine and three months ended September 30, 2009 and 2008, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the consolidated financial position, results of operations and cash flows for the periods presented. The results of operations for the nine and three months ended September 30, 2009 and 2008, are not necessarily indicative of the results to be expected for the full year or any other period.

The Fund has evaluated subsequent events and transactions through November 12, 2009, the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustments to, or disclosure in the notes to, the condensed consolidated financial statements.

3.            RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also discusses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In December 2008, the FASB deferred the effective date of accounting for uncertainty in income taxes for certain nonpublic enterprises to fiscal years beginning after December 15, 2008. The Fund concluded that it was eligible for this deferral and therefore, the Fund adopted the guidance effective January 1, 2009, with no material impact on the Fund’s condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

In September 2009, the FASB issued additional implementation guidance on accounting for uncertainty in income taxes and also amended certain disclosures required by nonpublic enterprises. The Fund adopted this guidance effective September 30, 2009, with no material impact on the Fund’s condensed consolidated financial statements.

Fair Value Measurements

In February 2008, the FASB issued guidance which delayed the effective date of fair value measurements for non-financial assets and non-financial liabilities for the Fund until January 1, 2009, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Fund adopted this guidance effective January 1, 2009, with no material impact on the Fund’s condensed consolidated financial statements.

In April 2009, the FASB issued additional guidance relating to factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The Fund adopted this guidance effective June 30, 2009, with no material impact on the Fund’s condensed consolidated financial statements.

In August 2009, the FASB amended its previous guidance regarding the fair value measurements and disclosures in order to reduce potential uncertainty in financial reporting when measuring the fair value of liabilities. The Fund adopted this guidance effective September 30, 2009, with no material impact on the Fund’s condensed consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued guidance regarding noncontrolling interests in consolidated financial statements, which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income attributable to noncontrolling interests, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance became effective for the Fund beginning January 1, 2009. Except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented subsequent to the adoption, the adoption of this guidance had no material impact on the Fund’s condensed consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued guidance regarding subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Fund adopted this guidance effective June 30, 2009, with no material impact on the Fund’s condensed consolidated financial statements.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended previous guidance regarding the consolidation of variable interest entities. This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the guidance to consolidation of variable interest entities. This guidance will become effective for the Fund beginning January 1, 2010. The Fund is currently evaluating the impact of adopting this guidance on its condensed consolidated financial statements.

FASB Accounting Standards Codification

In June 2009, the FASB announced the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP superseding existing codification from the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Effective September 30, 2009, the Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The Fund adopted the Codification with no material impact on its condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

4.            ASSETS HELD FOR SALE/DISCONTINUED OPERATIONS

In the fourth quarter of 2008, US Hydro became qualified to be classified as held for sale. As such, the assets and liabilities of US Hydro, excluding deferred net tax assets, are presented as assets held for sale and liabilities related to assets held for sale in the condensed consolidated balance sheets at September 30, 2009 and December 31, 2008. The US Hydro results are presented as discontinued operations in the condensed consolidated statements of operations for all periods presented.

Assets held for sale and liabilities related to assets held for sale on the Fund’s September 30, 2009 and December 31, 2008 condensed consolidated balance sheets were as follows:

	September 30,	December 31,
	2009	2008

ASSETS
Cash	$30	$122
Accounts receivable	76	262
Notes receivable – current	1,058	1,161
Prepaid and other current assets	520	275
Property, plant and equipment, net	1,125	1,125
Intangibles, net	2,325	2,325
Goodwill	227	227
Other assets	22	36

Total assets	$5,383	$5,533

LIABILITIES
Accounts payable and accrued expenses	$157	$374
Due to affiliates	98	152
Deferred rent	703	648

Total liabilities	$958	$1,174

The following table summarizes results from discontinued operations for the nine and three months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2009	2008	2009	2008

Total revenues	$2,524	$3,244	$282	$643

Cost of revenues	1,097	1,994	420	677
Operating expenses	1,366	1,376	367	558
Other income, net	(50)	(67)	(13)	(11)
Income tax benefit	(308)	(388)	(306)	(463)
Total expenses, net	2,105	2,915	468	761

Income (loss) from discontinued operations, net of income tax	419	329	(186)	(118)

Net (earnings) loss attributable to noncontrolling interest	(122)	(96)	55	34

Income (loss) from discontinued operations attributable to Growth Fund	$297	$233	$(131)	$(84)

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

5.            CASH AND CASH EQUIVALENTS

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2009, the Fund had cash deposits held in foreign banks, which do not provide insurance, of $2,227. At September 30, 2009, remaining cash balances were held in US banks and did not exceed federal insured limits.

6.             INVENTORY

At September 30, 2009 and December 31, 2008, inventories were as follows:

	September 30,	December 31,
	2009	2008
Consumables	$1,138	$1,165
Fuel	77	77
Total	$1,215	$1,242

7.             INCOME TAXES

The Fund’s Egyptian operations operate under a ten-year income tax holiday that expires between December 31, 2009 and December 31, 2012. For the nine months ended September 30, 2009 and 2008, the Fund recorded income tax expense of $209 and $238, respectively, resulting from book to tax differences that are scheduled to exist at the expiration of the tax holiday. For the three months ended September 30, 2009 and 2008, the Fund recorded income tax expense of $40 and $117, respectively.

8.           TRANSACTIONS WITH AFFILIATES

The Fund records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At September 30, 2009 and December 31, 2008, the Fund had outstanding receivables and payables as follows:

	Due From		Due To
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008

Ridgewood Power Management LLC	$-	$-	$9	$36
Ridgewood Renewable Power LLC	-	-	3,595	1,072
Trust V	-	-	400	189
Egypt Fund	-	-	566	451
Other affiliates	15	15	-	-
	$15	$15	$4,570	$1,748

Amounts due to Trust V and Egypt Fund represents amounts due from its unconsolidated subsidiary, NEH, and not the Fund itself.

9.            COMMITMENTS AND CONTINGENCIES

The US Hydro facility at Union Falls, New York has leased the site under a non-cancelable long-term lease which terminates in 2024. Rent expense on a straight-line basis at this site was $221 for each of the nine months ended September 30, 2009 and 2008, and $74 for each of the three months ended September 30, 2009 and 2008, which is reflected in the results from discontinued operations, net of income taxes in the condensed consolidated statements of operations. The facility of US Hydro at the Box Canyon dam in Siskiyou County, California is owned subject to a ground lease which US Hydro has accounted for as an operating lease. The lease terminates on December 31, 2010, at which time US Hydro is obligated to transfer the facility at the site to the Siskiyou County Flood Control and Water Conservation District. The lease payment for Box Canyon was $375 for each of the nine months ended September 30, 2009 and 2008, and $125 for each of the three months ended September 30, 2009 and 2008, which is reflected in the results from discontinued operations, net of income taxes in the condensed consolidated statements of operations.

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

On August 16, 2006, the Fund and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and the trial date was rescheduled to February 1, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the operating results and financial condition of the Fund as of September 30, 2009 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document. Results of operations for the nine and three months ended September 30, 2009 are not necessarily indicative of results to be attained for any other period. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report as well as the consolidated financial statements, notes and other supplemental information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2008 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	the timing or terms of any sale of the Fund’s assets,
•	the outcome of the matters described in Part I, Item 1, Note 9. “Commitments and Contingencies” of this report,
•	changes in political or economic conditions, or federal or state regulatory structures,
•	government mandates,
•	the ability of customers to pay for water and energy received,
•	supplies and prices of fuel and water,
•	operational status of generating plants, including mechanical breakdowns, and
•	volatility in the price for electric energy, natural gas or renewable energy.

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

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

Revenues increased approximately $0.2 million, or 2.8%, from $9.5 million for the nine months ended September 30, 2008 to $9.7 million for the same period in 2009. Revenues increased primarily due to increases in water volume sales due to additional production capacity installed during 2008 as well as increased unit prices to offset increased costs of production. Due to the global economic crisis, tourism has decreased in the market that NEH serves during the nine months ended September 30, 2009 compared to the same period in 2008. As a result, average revenue relative to installed production capacity has decreased from 2008 to the 2009 period. If tourism does not increase, revenues for 2009 could be adversely impacted and could fall below the 2008 levels.

Gross profit increased approximately $0.2 million, or 9.1%, from approximately $3.5 million for the nine months ended September 30, 2008 to $3.7 million for the same period in 2009. This increase was due to an increase in NEH revenues.

General and administrative expenses decreased $0.7 million from $3.1 million for the nine months ended September 30, 2008 to $2.4 million for the same period in 2009. This decrease was primarily attributable to a decrease in professional fees.

Income from discontinued operations, net of income tax relating to US Hydro operations increased $0.1 million from $0.3 million for the nine months ended September 30, 2008 to $0.4 million for the same period in 2009. This increase in income from discontinued operations was primarily due to a decrease in depreciation expenses in the 2009 period as US Hydro ceased depreciating its assets as of December 22, 2008, the date when US Hydro met the criteria of being classified as held for sale. This was partially offset by a decrease in US Hydro revenues primarily attributable to a decrease in electric power rates in the 2009 period compared to 2008.

The Fund recorded a noncontrolling interest share in the earnings of subsidiary of $0.6 million for the nine months ended September 30, 2009 compared to $0.4 million for the same period in 2008. This was due to an increase in the net earnings of NEH in the 2009 period.

Total assets increased $1.3 million from $32.8 million at December 31, 2008 to $34.1 million at September 30, 2009 primarily due to increases in cash and cash equivalents of approximately $1.2 million, deferred tax assets related to US Hydro operations of approximately $0.3 million and prepaid expenses and other current assets of $0.5 million, partially offset by a decrease in property, plant and equipment of approximately $0.7 million. Total liabilities increased approximately $1.2 million from $9.2 million at December 31, 2008 to $10.4 million at September 30, 2009. This was primarily due to an increase in due to affiliates relating to advances from Managing Shareholder of $2.8 million, partially offset by decreases of approximately $1.4 million in long term debt and $0.2 million in accounts payable and accrued expenses.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenues decreased $0.1 million, or 3.7%, from $3.9 million in the third quarter of 2008 to $3.8 million for the same period in 2009. This decrease was primarily attributable to a decrease in water volume sales resulting from a decrease in tourism in the third quarter of 2009 compared to the same period in 2008.

Costs of revenues decreased $0.2 million, or 8.4%, from $2.4 million in the third quarter of 2008 to $2.2 million for the same period in 2009. This was primarily due to a decrease in consumables.

Gross profit increased $0.1 million, or 3.9%, from $1.5 million in the third quarter of 2008 to approximately $1.6 million for the same period in 2009. This increase was due to a decrease in cost of revenues, partially offset by a decrease in revenues.

General and administrative expenses decreased $0.2 million from $0.9 million in the third quarter of 2008 to $0.7 million for the same period in 2009. This decrease was primarily attributable to a decrease in professional fees.

Liquidity and Capital Resources

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

At September 30, 2009, the Fund had cash and cash equivalents of $2.3 million, an increase of approximately $1.2 million from $1.1 million at December 31, 2008. Cash flows for the nine months ended September 30, 2009 were $3.8 million provided by operating activities, $1.2 million used in investing activities and $1.4 million used in financing activities.

Cash provided by operating activities for the nine months ended September 30, 2009 was $3.8 million compared to $1.7 million for the nine months ended September 30, 2008. This increase in cash flow provided by operating activities of $2.1 million in the 2009 period was primarily due to improved operating results and an increase in due to affiliates.

For the nine months ended September 30, 2009, investing activities used cash of $1.2 million compared to $4.4 million for the nine months ended September 30, 2008. This reduction in cash used of approximately $3.2 million in the 2009 period was primarily due to a decrease in capital expenditures.

Financing activities used cash of $1.4 million for the nine months ended September 30, 2009 compared to cash provided by financing activities of $0.6 million for the same period in 2008. Cash used in the 2009 period primarily included repayments of bank loans of $1.3 million. Cash provided of $0.6 million in the 2008 period included $2 million of borrowings by REFI, partially offset by $0.3 million of repayments under bank loans, $0.4 million of cash distributions to noncontrolling interest holders and $0.7 million of cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Fund expects cash flows from operating activities, along with existing cash, cash equivalents and borrowing capabilities, including cash advances from the Managing Shareholder, will be sufficient to provide working capital and fund capital expenditures for the next 12 months. Due to the Fund’s available cash balances, as of September 30, 2009, the Managing Shareholder has advanced the Fund $3.6 million, including the postponement of the collection of its management fees. The Managing Shareholder expects to continue charging its fees, but anticipates postponing collection of amounts due until such time the Fund has sufficient cash balances to pay these fees. Unpaid management fees were $1.9 million for the 2008 and 2009 period and accrue interest at 10% per annum. Cash advances from the Managing Shareholder do not bear interest.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Fund has no off-balance sheet arrangements and there have been no material changes in the contractual obligations and commitments disclosed in the Fund’s 2008 Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Fund’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Fund in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by the Fund is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

On August 16, 2006, the Fund and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and the trial date was rescheduled to February 1, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

THE RIDGEWOOD POWER GROWTH FUND

Date: November 12, 2009	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2009	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)