Form 10-K
period 2009-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2010-03-31
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2009
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
Investor Shares of Beneficial Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at February 28, 2010 was 658.2067.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Fund, including, without limitation, settlement of the Fund’s liabilities and obligations, and the outcome of the matters described in Item 3. “Legal Proceedings” of this report,

•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Fund, and
•	the actual timing of the completion of the liquidation process, including the amount and timing of any liquidating distributions.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this Annual Report on Form 10-K.  Any forward-looking statement that the Fund makes, speaks only as of the date of this report. The Fund undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

PART I

ITEM 1.  BUSINESS

Overview

The Ridgewood Power Growth Fund (the “Fund”) is a Delaware trust formed on February 18, 1997 primarily to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad. The Managing Shareholder of the Fund is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Fund.

Historically, the Fund focused primarily on projects fueled by renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allowed the Fund to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2009, the Fund had one remaining operating investment, located in Egypt (“Ridgewood Egypt”).

On or about February 8, 2010, the Managing Shareholder, on behalf of the Fund, solicited the approval of the Fund’s holders of investor shares of beneficial interest (“Investor Shares”) for the sale of the Egypt business. As the Egypt business represented a significant portion of Fund’s assets, the Managing Shareholders informed the Fund’s shareholders that this sale, if completed, would cause the Fund to commence its liquidation and dissolution. As part of the solicitation process, shareholders received a form of the Fund’s Plan of Liquidation and Dissolution of the Fund (the “Plan of Dissolution”). The shareholders of both the Fund and an affiliated fund approved the sale and on March 2, 2010, the Egypt business was sold and the Fund’s Plan of Dissolution became effective. The Managing Shareholder cannot predict when liquidation of the Fund will be concluded primarily due to on-going litigation discussed in Item 3. “Legal Proceedings”.

The Fund owned hydro-electric projects that were sold in November 2009, as discussed below.

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

RRP performed, or arranged for the performance of, the operation and maintenance of the projects invested in by the Fund and continues to perform the management and administrative services required for Fund operations. Among other services, RRP administers the accounts, including tax and other financial information, and handles relations with the shareholders. RRP also provides the Fund with office space, equipment and facilities and other services necessary for its operation. Effective upon the approval of the Plan of Dissolution, the Managing Shareholder has sole authority to dissolve, liquidate and terminate the Fund.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, and (ii) a 25% interest in the cash distributions made by the Fund in excess of certain threshold amounts expressed in terms of shareholder returns, which have not been, and are not expected to be, achieved by the Fund. The Managing Shareholder is also entitled to receive reimbursement from the Fund for operating expenses incurred by the Fund, or on behalf of the Fund and paid by RRP, as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Fund to be performed by an affiliate, Ridgewood Power Management LLC (“RPM”), and at RPM’s costs, such costs are reimbursed to RPM by the Fund. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated funds and investment vehicles similar to the Fund and, through RPM, provides services to those entities similar to those provided to the Fund.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Fund.

Ridgewood Egypt

In 1999, the Fund and Ridgewood Electric Power Trust V (“Trust V”) jointly formed and funded Ridgewood Near East Holdings LLC and its wholly-owned subsidiary, RW Egyptian Holdings LLC (collectively, “NEH”) to develop electric power and water purification plants for resort hotels along the Red Sea in Egypt. In 2000, the Fund made additional investments and acquired majority ownership of NEH, which controls and owns all contractual rights to the ownership of Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”). In 2001, the Ridgewood/Egypt Fund (“Egypt Fund”), an affiliate of Trust V and the Fund, made contributions to NEH in exchange for a noncontrolling interest.

In 2001, NEH, through REFI, formed a wholly-owned subsidiary and also purchased a 28% equity interest in Sinai For Environmental Services S.A.E. (“Sinai”), which owns a 5,750 cubic meters (approximately 1.5 million gallons) per day water desalinization plant in Egypt. In February 2002, REFI made an additional investment to increase its ownership to 53% and gain control of Sinai. From 2006 through 2008, REFI acquired additional direct and indirect interests in Sinai, bringing its total ownership in Sinai to 75.9%. The Fund owns 68.1%, Trust V owns 14.1% and Egypt Fund owns 17.8% of NEH. The assets of REFI are located in Egypt.

As of December 31, 2009, REFI, excluding Sinai, owned 31 projects having a capacity to make 32,900 cubic meters (approximately 8.5 million gallons) of potable water per day and electricity generating capacity of approximately 24 megawatts. The projects generally sell their output under contracts and other arrangements at prevailing market rates. The electricity generating capacity of REFI is used primarily by its own water treatment plants thereby displacing electricity the water plants would otherwise have to purchase from third parties. This arrangement helps REFI control costs and increase reliability. The business of REFI is managed and operated by employees of REFI, with its main office located in Cairo, Egypt.

A portion of the assets of Sinai are collateral for a Sinai bank term loan facility. REFI and its subsidiaries qualify for income tax holidays that began to expire on December 31, 2008.

On December 10, 2009, NEH entered into a sale and purchase agreement whereby, NEH would receive a return of a portion of its investments and simultaneously dispose of all of its interest in REFI for cash to Mr. Zaki Girges, the general manager of REFI and El Orouba for Water Desalination S.A.E., an Egyptian joint stock company (“El Orouba”) owned by Mr. Girges and his family. The transaction was subject to the approval by a majority of the shares held by shareholders of the Fund and Egypt Fund, which was obtained on March 2, 2010.  On March 2, 2010, the funds that own Ridgewood Egypt received gross proceeds, prior to expenses, of $13 million; the gross proceeds allocated to the Fund totaled $8.9 million. A summary of the terms and conditions of the transaction is provided in a Current Report on Form 8-K filed with the United States Securities and Exchange Commission (“SEC”) on December 21, 2009.

The transaction agreements did not give the purchasers any rights to post-closing claims for indemnification against NEH or any of the affiliated trusts. Under the transaction agreements, all parties mutually agreed to release each other from any and all claims they may have against each other. NEH and the Fund did not make any representation or warranties in the connection with the transaction.

US Hydro

From April 2000 through November 2002, the Fund and Trust V acquired hydro-electric generating facilities from Synergics, Inc. The Fund owned 70.8% and Trust V owned 29.2% of US Hydro.

On November 20, 2009, subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash, all of its equity interests in the US Hydro projects to KEI (USA) Power Management Inc. and certain of its subsidiaries (“KEI USA”), which are affiliated with Kruger Energy, Inc., a Canada-based international company. The total gross purchase price of the sale, including a post-closing adjustment made in 2010 for estimated working capital at the time of the sale, totaled $5.4 million, of which $3.8 million was allocated to the Fund. US Hydro retained ownership of a note receivable totaling $1.1 million, which was assigned to the Fund and Trust V and was collected in full in February 2010, and various minor land parcels with an insignificant estimated fair value. A summary of the terms and conditions of the sale is provided in a Current Report on Form 8-K filed with the SEC on November 23, 2009.

The sellers gave a limited number of representations and warranties to the buyers in connection with the sale that are considered typical of such transactions. Should there be a breach of those representations and warranties, the buyers must first make a claim against an insurance policy purchased by the sellers for claims arising from any such breach. As of the date of such filing, the Fund is not aware of any such claims.

Insurance

The Fund has in place, either directly or through investee companies, insurance typical for activities such as those conducted by the Fund or its investee companies. These policies include property and casualty, business interruption, workman’s compensation and political risk insurance, which the Fund believes to be appropriate.

Employees

The Fund does not have employees. The activities of the Fund are performed either by employees of the Managing Shareholder or its affiliates, and, prior to the sale of REFI by employees of REFI.

Offices

The principal office of the Fund is located at 1314 King Street, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 14 Philips Parkway, Montvale, New Jersey, 07645 and its phone number is 201-447-9000.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

Information regarding the Fund’s properties is contained in Item 1. “Business”.

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

On March 20, 2007, Bergeron commenced a derivative action, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the plaintiffs for an injunction. On February 29, 2008, the plaintiffs filed an amended complaint adding two additional investors, one in the Fund and one in Trust V, as additional plaintiffs. Discovery is ongoing and a trial date is currently scheduled for January 2011. While Bergeron is no longer a party to the derivative action, the other plaintiffs continue to pursue this matter.

On August 16, 2006, the Fund and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1.2 million. Discovery is ongoing and a trial date is currently scheduled for May 17, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Fund’s Investor Shares.

Holders

As of February 28, 2010, there were 1,346 holders of Investor Shares.

Dividends

Fund distributions for the years ended December 31, 2009 and 2008 were as follows (in thousands, except per share data):

	2009	2008
Distributions to Investors	$823	$658
Distributions per Investor Share	1,250	1,000

The Fund did not make any distributions to the Managing Shareholder during 2009 and 2008. The Fund anticipates making additional distributions to the holders of Investor Shares if it is determined that the Fund has cash in excess of amounts needed to satisfy its remaining liabilities and complete the liquidation process.

ITEM 6.    SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Fund’s Consolidated Financial Statements and Notes which appear elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Fund’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and elsewhere  in this Annual Report on Form 10-K.

Overview

The Fund is a Delaware trust formed on February 18, 1997 primarily to make investments in projects and businesses in the energy and infrastructure sectors both in the US and abroad. RRP, a New Jersey limited liability company, is the Managing Shareholder of the Fund and has direct and exclusive control over the management and operations of the Fund.

Historically, the Fund focused primarily on projects fueled by renewable sources of fuel and on water treatment facilities in remote locations serving hotel resort developments. These projects allowed the Fund to develop secure long-term positions in attractive specialty markets for products and services provided by its projects and companies. As of December 31, 2009, the Fund had one remaining operating investment, located in Egypt.

The Fund’s accompanying consolidated financial statements include the accounts of the Fund and its majority-owned subsidiaries. The Fund owned a 70.8% interest in US Hydro and the remaining 29.2% noncontrolling interest was owned by Trust V, which was sold in November 2009. The Fund also owns a 68.1% interest in NEH and the remaining noncontrolling interests are owned by Trust V (14.1%) and Egypt Fund (17.8%), which was sold on March 2, 2010.

REFI owns 75.9%, through a combination of direct and indirect ownership, of Sinai. The interests of Trust V and Egypt Fund, and the interests of the other owners of Sinai, are presented as noncontrolling interests in the consolidated financial statements.

On November 20, 2009, subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash, all of its equity interests in US Hydro projects to KEI USA. The total gross purchase price of the sale, including a post-closing adjustment made in 2010 for estimated working capital at the time of the sale, totaled $5.4 million, of which $3.8 million was allocated to the Fund. A summary of the terms and conditions of the sale is provided in a Current Report on Form 8-K filed with the SEC on November 23, 2009.

On December 10, 2009, NEH entered into a sale and purchase agreement whereby, NEH would receive a return of a portion of its investments and simultaneously dispose of all of its interest in REFI. The transaction was subject to the approval by a majority of the shares held by shareholders of the Fund and Egypt Fund, which was obtained on March 2, 2010, and the Fund’s Plan of Dissolution became effective.  On March 2, 2010, the funds that own Ridgewood Egypt received gross proceeds, prior to expenses, of $13 million; the gross proceeds allocated to the Fund totaled $8.9 million. A summary of the terms and conditions of the transaction is provided in a Current Report on Form 8-K filed with the SEC on December 21, 2009.

The Managing Shareholder cannot predict when liquidation of the Fund will be concluded primarily due to on-going litigation discussed in Item 3. “Legal Proceedings”.

Critical Accounting Policies and Estimates

The following discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these financial statements, the Fund is required to make certain estimates and assumptions that affect the reported amounts of the Fund’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities.  The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the consolidated financial statements. The Fund believes the following critical accounting policies affect the more significant estimates and assumptions used in the preparation of the Fund’s consolidated financial statements.

As a result of the sale of REFI on March 2, 2010, the Fund anticipates it will prospectively adopt the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of a fund is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The conversion from going concern to liquidation basis of accounting requires management to make significant estimates and assumptions. As a result of this change in accounting basis, the comparability of financials from period to period will be significantly impacted.

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

Depreciation is recorded using the straight-line method over the useful lives of the assets, which ranges from 5 to 10 years for water desalinization facilities and 50 years for buildings.

Impairment of Long-Lived Assets

The Fund evaluates long-lived assets, such as property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary.

Income Taxes

The Fund’s Egyptian subsidiary has a ten year income tax holiday which commenced on January 1, 2001 and began to expire on December 31, 2008. The Fund records deferred tax liabilities for book to tax differences that are scheduled to exist at the expiration of the tax holiday.

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

Foreign Currency Translation

The Egyptian pound is the functional currency of the Fund’s Egyptian subsidiary. The consolidated financial statements of the Fund’s foreign subsidiary are translated into US dollars. Assets and liabilities are translated into US dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rate during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of other comprehensive loss.

Results of Operations

Results of operations discussed below exclude the results of US Hydro, which are presented as discontinued operations in the consolidated statements of operations for all periods presented.

The Fund recorded revenues of $13.2 million for the year ended December 31, 2009, which was comparable to the 2008 period.

Cost of revenues increased $0.2 million, or 2.6%, from $8.2 million in 2008 to $8.4 million in 2009. This increase was primarily due to an increase in consumables resulting from higher fuel costs and increased depreciation expense as a result of capital expansion at NEH.

Gross profit decreased $0.2 million, or 4.6%, to $4.8 million in 2009 from $5 million in 2008. This decrease was due to an increase in cost of revenues.

General and administrative expenses decreased approximately $0.7 million from $4 million in 2008 to $3.3 million in 2009. The decrease was primarily attributable to a decrease in professional fees.

The management fee due to the Managing Shareholder was $1.6 million for both 2009 and 2008.  The management fee to the Managing Shareholder is for certain management, administrative and advisory services and office space and other facilities provided to the Fund.

In 2009, the Fund recorded an impairment of $11.4 million of property, plant and equipment. This was primarily due to an impairment test performed by NEH and noted that the carrying amount of property, plant and equipment will likely not be recoverable. The triggering event for the impairment analyses was the expectation at the balance sheet date that REFI will be sold. NEH recorded an impairment charge of $11.1 million since the carrying amount of REFI assets exceeded the estimated proceeds from the sale of REFI.

Interest expense increased approximately $0.2 million, from $0.3 million in 2008 to $0.5 million in 2009. The increase in interest expense was primarily attributable to 2009 unpaid management fees which were subsequently paid in the March 2010. The management fee is to be paid in monthly installments and, to the extent that the Fund does not pay the management fee on a timely basis, the Fund accrues interest at an annual rate of 10% on the unpaid balance.

Income tax expense decreased $0.3 million, from $0.5 million in 2008 to $0.2 million in 2009. This decrease was primarily attributable to the recognition of timing differences between book and tax basis resulting from acquisition of assets and depreciation and amortization expense relating to Egypt operations.

In November 2009, subsidiaries of US Hydro completed the sale and sold for cash, all of its interest in US Hydro projects to KEI USA.  The operating results of US Hydro have been classified as discontinued operations for all periods presented. In 2009, income from discontinued operations of approximately $0.2 million includes loss from operations of US Hydro of $0.7 million and gain on disposal of $0.9 million. See Item 1. “Business – US Hydro” for further discussion of the sale.

The Fund recorded a noncontrolling interest share in the loss of subsidiary of $3.1 million in 2009 compared to noncontrolling interest in the earnings of subsidiary of $0.5 million in 2008. This was due to an increase in the loss of NEH in the 2009 period.

Liquidity and Capital Resources

At December 31, 2009, the Fund had cash and cash equivalents of $2.1 million, a decrease of $1 million from December 31, 2008. The cash flows for 2009 were $1.8 million provided by operating activities, $2 million provided by investing activities, $2.8 million used in financing activities and a $35,000 negative effect of foreign exchange on cash and cash equivalents.

In 2009, the Fund’s operating activities generated cash of $1.8 million compared to $3.5 million in 2008, a decrease of $1.7 million. This decrease was primarily due to an increase in NEH loss.

In 2009, investing activities provided cash of approximately $2 million compared to cash used of $6.8 million in 2008. This increase in cash flow provided by investing activities of approximately $8.8 million in 2009 is due to net proceeds of $3.5 million received from sale of US Hydro, $0.3 million collected on notes receivable and a decrease in capital expenditures of approximately $5 million in 2009.

In 2009, the Fund’s financing activities used cash of $2.8 million, which represents $1.8 million used for loan repayments, $0.2 million used for cash distributions to noncontrolling interest holders and $0.8 million used for cash distributions to shareholders. In 2008, the Fund’s financing activities provided cash of $0.2 million, which represents $2 million of loan proceeds received by REFI, partially offset by $0.7 million used for loan repayments, $0.4 million used for cash distributions to noncontrolling interest holders and $0.7 million used for cash distributions to shareholders.

Future Liquidity and Capital Resource Requirements

The Fund believes that it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Fund intends to distribute excess cash to its shareholders after liquidating its remaining assets and satisfying its liabilities.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

The following table provides a summary of the Fund’s share of contractual obligations at December 31, 2009 (in thousands):

	Payments due by period at December 31, 2009
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years

Long-term debt – Sinai 1	$970	$653	$317	$-	$-
Long-term debt – REFI 2	360	360	-	-	-
Consulting agreement settlement 3	1,029	112	259	172	486
Total	$2,359	$1,125	$576	$172	$486

1 The Sinai loan, which is secured by a part of its assets, bears interest at 11.5% per annum and is denominated in Egyptian pounds. The provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. At December 31, 2009, Sinai was in compliance with the terms of its loan. Effective with the sale of REFI, neither the Fund nor any of its affiliates have any obligation for this debt.

2 The REFI loan has an interest rate of 10% per annum on an unsecured basis. The loan is to be repaid in US dollars and is payable on a monthly basis over the successive 17 months. Effective with the sale of REFI, neither the Fund nor any of its affiliates have any obligation for this debt.

3 In April 2005, NEH agreed to a settlement with a consultant, whereby NEH was required to make quarterly payments of $30 for as long as the Egypt projects remained operational. In the event that the Egypt projects were sold, an amount equal to the present value of the subsequent ten years of payments would be made in settlement of the remaining obligation, net of certain adjustments. In addition, in November 2003, NEH agreed to a settlement with a consultant, whereby NEH made a single payment of $281 and is required to make monthly installment payments of $8 until June 2013.

Recent Accounting Pronouncements

For information related to recent accounting pronouncements, see Note 2. “Summary of Significant Accounting Policies”, of the Notes to Consolidated Financial Statements, beginning on page F-1 of this Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Fund, including the notes thereto and the report of the Fund’s Independent Registered Public Accounting Firm thereon, are presented beginning on page F-1 of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Fund’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Fund in reports filed pursuant to Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by the Fund is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Fund. The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Fund, including its Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Fund’s management concluded that as of December 31, 2009, the Fund’s internal controls over financial reporting were effective.

This Annual Report on Form 10-K does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Fund to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder. The executive officers of the Fund are as follows:

Name, Age and Position with Registrant	Officer Since
Randall D. Holmes, 62
President and Chief Executive Officer	2004
Robert E. Swanson, 63
Chairman	1997
Jeffrey H. Strasberg, 52
Executive Vice President and Chief Financial Officer	2007
Daniel V. Gulino, 49
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of and certain biographical information regarding the executive officers of the Fund:

Randall D. Holmes has served as President and Chief Executive Officer of the Fund, the Managing Shareholder and other trusts and limited liability companies since January 2006 and served as Chief Operating Officer of the Fund, the Managing Shareholder and affiliated Ridgewood Power trusts and limited liability companies from January 2004 until January 2006. Prior to such time, Mr. Holmes served as the primary outside counsel to and has represented the Managing Shareholder and its affiliates since 1991. Immediately prior to being appointed Chief Operating Officer, Mr. Holmes was counsel to Downs Rachlin Martin PLLC (“DRM”). DRM is one of the primary outside counsel to the Fund, the Managing Shareholder and its affiliates. Mr. Holmes is a graduate of Texas Tech University and the University of Michigan Law School. He is a member of the New York State Bar.

Robert E. Swanson has served as Chairman of the Fund, the Managing Shareholder and affiliated trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy and Ridgewood Capital, affiliates of the Fund. Mr. Swanson has been President and registered principal of Ridgewood Securities since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Fund, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Fund, the Managing Shareholder and affiliated trusts and limited liability companies since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated trusts and limited liability companies and has done so since 2000. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

The Managing Shareholder also has been responsible for making investment and divestment decisions, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel and administrative and service expenses necessary to perform the foregoing obligations. The Fund pays all other expenses of the Fund, including transaction expenses, valuation costs, expenses of preparing and printing periodic reports for shareholders and the SEC, postage for Fund mailings, SEC fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Fund. The Fund reimburses the Managing Shareholder for all such Fund expenses paid by the Managing Shareholder.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Fund’s executive officers and directors, and persons who own more than 10% of a registered class of the Fund’s equity securities, to file reports of ownership and changes in ownership with the SEC. During the past fiscal year, the Managing Shareholder believes that all filings required to be made by the Fund’s executive officers pursuant to Section 16(a) of the Exchange Act have been timely filed with the SEC. The Fund has no directors or 10% shareholders.

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

ITEM 11.  EXECUTIVE COMPENSATION

During 2009 and 2008, the executive officers of the Fund did not receive compensation directly from the Fund or any of its subsidiaries. They provide managerial services to the Fund in accordance with the terms of the Fund’s Declaration of Trust and the Operating Agreement. The Managing Shareholder or affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder and other funds managed by the Managing Shareholder and its affiliates.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Fund’s Investor Shares as of February 28, 2010 (no person owns more than 5%) by:

•	each executive officer of the Fund (there are no directors); and
•	all of the executive officers of the Fund as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, the persons named in the table below have sole voting and investment power with respect to all Investor Shares shown as beneficially owned by them. Percentage of beneficial ownership is based on 658.2067 Investor Shares outstanding at February 28, 2010. Other than as set forth below, no officer of the Fund owns any shares of the Fund.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	2.25	*
Executive officers as a group	2.25	*

*           Represents less than one percent.

(1)
Does not include a management share in the Fund representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Fund. The management rights of the Managing Shareholder are described in further detail in Item 1. “Business – Managing Shareholder”. The Managing Shareholder’s beneficial interest in cash distributions of the Fund and its allocable share of the Fund’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Fund’s Management Agreement, the Fund paid the Managing Shareholder an annual management fee of $1.6 million for each of the years ended December 31, 2009 and 2008, as compensation for the services the Managing Shareholder provides to the Fund, which was equal to 2.5% of the total contributed capital of the Fund. The management fee is to be paid in monthly installments and, to the extent that the Fund does not pay the management fee on a timely basis, the Fund accrues interest at an annual rate of 10% on the unpaid balance.

Under the Operating Agreement with the Fund, RPM provides management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2009 and 2008, RPM charged the projects $0.4 million and $0.5 million, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2009 and 2008, RPM charged the projects $2.5 million and $2.1 million, respectively, for direct expenses allocated in proportion to the amount invested in projects managed. These charges may not be indicative of costs incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Fund other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders have received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 25% of all remaining distributions of the Fund. The Managing Shareholder did not receive any distributions during 2009 and 2008. The Fund has not yet reached Payout and is not expected to do so.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Fund’s principal independent registered public accounting firm, for the years ended December 31, 2009 and 2008 (in thousands).

	2009	2008
Audit fees	$332	$467
Tax fees1	84	106
Total	$416	$573

1 Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services.

Audit Committee Pre-Approval Policy

The Managing Shareholder pre-approves on an annual basis all audit and permitted non-audit services that may be performed by the Fund’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services on an engagement-by-engagement basis. All of the services listed in the table above were pre-approved by the Managing Shareholder.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)           Consolidated Financial Statements

See the Index to Consolidated Financial Statements on Page F-1 of this report.

(a)(2)           Consolidated Financial Statement Schedules

Not applicable.

(a)(3)           Exhibits

Exhibits required by Section 601 of Regulation S-K:

Exhibit No.	Description

2.1
Purchase and Sale Agreement, dated November 20, 2009, by and between Ridgewood Maine Hydro Partners, L.P., subsidiaries of Ridgewood US Hydro Corporation and KEI(USA) Power Management Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 23, 2009)

2.2
Agreement Regarding Representations and Warranties dated November 20, 2009, by and between Ridgewood Renewable Power, LLC, Ridgewood Maine Hydro Partners, L.P., subsidiaries of Ridgewood US Hydro Corporation and KEI(USA) Power Management Inc. and certain of its subsidiaries (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on November 23, 2009)

2.3
Sale and Purchase Agreement, dated December 10, 2009, by and between Ridgewood Near East Holdings LLC, RW Egyptian Holdings LLC, Ridgewood Egypt for Infrastructure LLC, Mr. Zaki Girges, El Orouba for Water Desalination S.A.E., Water Desal, LLC and EFG-Hermes Private Equity (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant with the SEC on December 21, 2009)

2.4
Loan Agreement, dated December 10, 2009, by and between Ridgewood Egypt for Infrastructure LLC, Water Desal, LLC and Mr. Zaki Girges (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by the Registrant with the SEC on December 21, 2009)

2.5
Escrow Agreement, dated December 10, 2009, by and between Ridgewood Near East Holdings LLC, RW Egyptian Holdings LLC, Ridgewood Egypt for Infrastructure LLC, Mr. Zaki Girges, El Orouba for Water Desalination S.A.E., Water Desal, LLC and HSBC Bank Egypt SAE (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Registrant with the SEC on December 21, 2009)

2.6
Plan of Liquidation and Dissolution of The Ridgewood Power Growth Fund (incorporated by reference to Annex D to the Registrant’s Definitive Proxy Statement filed with the SEC on February 8, 2010, SEC File No. 000-25935)

3 (i)(A)	Certificate of Fund of the Registrant (incorporated by reference to Exhibit 3.A to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999)

3 (i)(B)	Amendment No. 1 to Certificate of Fund (incorporated by reference to Exhibit 3.B to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999)

3 (i)(C)
Certificate of Amendment to the Certificate of Fund of the Registrant filed with Delaware Secretary of State dated December 18, 2003 (incorporated by reference to Exhibit 3.(i)C to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007)

Exhibit No.		Description

3 (ii)(A)		Declaration of Trust of the Registrant (incorporated by reference to Exhibit 3.C to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999)

3 (ii)(B)		First Amendment to the Declaration of Trust (incorporated by reference to Exhibit A to the Registrant’s Definitive Schedule 14A filed with the SEC on November 5, 2001, SEC File No. 000-25935)

3 (ii)(C)
Amendment of the Declaration of Trust of the Registrant effective January 1, 2005 (incorporated by reference to Exhibit 3(i)(F) to the Registrant’s Annual Report on Form 10-K filed with the SEC on August 17, 2007)

10.1	#
Management Agreement between the Fund and Managing Shareholders, dated February 9, 1998 (incorporated by reference to Exhibit 10.F to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999)

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

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2006)

21	*	Subsidiary of the Registrant

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
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

THE RIDGEWOOD POWER GROWTH FUND

Date: March 31, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Randall D. Holmes	President and Chief Executive Officer	March 31, 2010
Randall D. Holmes	(Principal Executive Officer)

/s/ Jeffrey H. Strasberg	Executive Vice President and Chief Financial Officer	March 31, 2010
Jeffrey H. Strasberg	(Principal Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Randall D. Holmes	President and Chief Executive Officer of Managing Shareholder	March 31, 2010
Randall D. Holmes

THE RIDGEWOOD POWER GROWTH FUND

REPORT OF IND EPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
The Ridgewood Power Growth Fund

We have audited the accompanying consolidated balance sheets of The Ridgewood Power Growth Fund (a Delaware trust) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Ridgewood Power Growth Fund and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
March 31, 2010

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$2,126	$1,120
Accounts receivable, net of allowance	1,802	1,425
Due from affiliates	295	15
Inventory	1,237	1,242
Note receivable	725	1,161
Assets related to discontinued operations	-	5,230
Prepaid expenses and other current assets	980	502
Total current assets	7,165	10,695
Property, plant and equipment, net	9,931	21,976
Other assets	-	133

Total assets	$17,096	$32,804

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$834	$1,037
Liabilities related to discontinued operations	-	1,174
Long-term debt - current portion	1,013	1,803
Due to affiliates	1,644	1,748
Total current liabilities	3,491	5,762
Long-term debt - noncurrent portion	317	1,284
Other liabilities	1,134	1,264
Deferred tax liability	1,023	858
Total liabilities	5,965	9,168

Commitments and contingencies

Equity:
Investor Shareholders’ equity (658.2067 Investor Shares issued
and outstanding)	7,843	17,078
Managing Shareholder's accumulated deficit
(1 management share issued and outstanding)	(491)	(396)
Total Growth Fund shareholders’ equity	7,352	16,682
Noncontrolling interest in subsidiary	3,779	6,954
Total equity	11,131	23,636

Total liabilities and equity	$17,096	$32,804

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Years Ended December 31,
	2009	2008

Revenues	$13,178	$13,200

Cost of revenues	8,416	8,206

Gross profit	4,762	4,994

Operating expenses:
General and administrative expenses	3,269	4,032
Management fee to Managing Shareholder	1,645	1,645
Impairment of property, plant and equipment	11,366	-
Total operating expenses	16,280	5,677

Loss from operations	(11,518)	(683)

Other income (expense):
Interest income	70	29
Interest expense	(468)	(325)
Other expense, net	(29)	(160)
Total other expense, net	(427)	(456)

Loss from continuing operations before income tax	(11,945)	(1,139)

Income tax expense	(150)	(469)

Loss from continuing operations	(12,095)	(1,608)

Income (loss) from discontinued operations including related gain on disposal (see Note 3), net of income tax	264	(37)

Net loss	(11,831)	(1,645)

Net loss (earnings) attributable to noncontrolling interest	3,099	(515)

Net loss attributable to Growth Fund	(8,732)	(2,160)

Foreign currency translation adjustment	225	(128)

Comprehensive loss	$(8,507)	$(2,288)

Amount attributable to Growth Fund shareholders - Net loss:
Continuing operations	$(9,195)	$(2,133)
Discontinued operations	463	(27)

	$(8,732)	$(2,160)
Managing Shareholder - Net loss:
Continuing operations	$(92)	$(21)
Discontinued operations	(5)	-

Investor Shareholders - Net (loss) income:
Continuing operations	(9,103)	(2,112)
Discontinued operations	468	(27)

Net (loss) income per Investor Share:
Continuing operations	(13,830)	(3,208)
Discontinued operations	711	(41)

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2009 AND 2008
(in thousands)

	Growth Fund Shareholders' Equity (Deficit)
	Investor	Managing	Noncontrolling	Total
	Shareholders' Equity	Shareholder Deficit	Interest	Equity

Balance at December 31, 2007	$20,002	$(374)	$6,902	$26,530
Net (loss) income	(2,139)	(21)	515	(1,645)
Foreign currency translation adjustment	(127)	(1)	(74)	(202)
Cash distributions	(658)	-	(389)	(1,047)
Balance at December 31, 2008	17,078	(396)	6,954	23,636

Net loss	(8,635)	(97)	(3,099)	(11,831)
Foreign currency translation adjustment	223	2	105	330
Disposal of noncontrolling interest	-	-	(1,130)	(1,130)
Capital contribution	-	-	1,152	1,152
Cash distributions	(823)	-	(203)	(1,026)

Balance at December 31, 2009	$7,843	$(491)	$3,779	$11,131

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(8,732)	$(2,160)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,849	2,769
Provision for bad debts	217	94
Impairment of property, plant and equipment	11,366	-
Deferred income taxes, net	150	(328)
Noncontrolling interest in the (loss) earnings of subsidiary	(3,099)	515
Gain on disposal of discountinued operations	(944)	-
Loss from discontinued operations, net of income tax	680	-
Changes in operating assets and liabilities:
Account receivable	(569)	(429)
Inventory	23	(287)
Assets related to discontinued operations	-	1,536
Prepaid expenses and other current assets	(468)	8
Other assets	133	(151)
Accounts payable and accrued expenses	(212)	212
Liabilities related to discontinued operations	-	519
Due to/from affiliates, net	554	1,269
Other liabilities	(131)	(109)
Total adjustments	10,549	5,618
Net cash provided by operating activities	1,817	3,458

Cash flows from investing activities:
Capital expenditures	(1,886)	(6,833)
Collections from notes receivable	436	130
Net proceeds from disposal of discontinued operations	3,476	-
Investment in subsidiary	-	(137)
Net cash provided by (used in) investing activities	2,026	(6,840)

Cash flows from financing activities:
Proceeds from loan	-	2,000
Repayments under loan	(1,776)	(708)
Cash distributions to noncontrolling interest	(203)	(389)
Cash distributions to shareholders	(823)	(658)
Net cash (used in) provided by financing activities	(2,802)	245

Effect of exchange rate on cash and cash equivalents	(35)	103

Net increase (decrease) in cash and cash equivalents	1,006	(3,034)
Cash and cash equivalents, beginning of period	1,120	4,154

Cash and cash equivalents, end of period	$2,126	$1,120

Supplemental disclosure of cash flow information:
Interest paid	$17	$208
Income tax paid	-	49

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOODPOWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.           DESCRIPTION OF BUSINESS

The Ridgewood Power Growth Fund (the “Fund”) is a Delaware trust formed on February 18, 1997. The Fund began offering shares in February 1998 and concluded its offering in April 2000. The objective of the Fund is to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Fund is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”).  Historically, the Fund focused primarily on independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad.

The Fund’s accompanying consolidated financial statements include the accounts of the Fund and its majority-owned subsidiaries, Ridgewood US Hydro Corporation (“US Hydro”) and Ridgewood Near East Holdings LLC (“NEH”). The Fund previously owned a 70.8% interest in US Hydro, which was sold in November 2009. The Fund owns a 68.1% interest in NEH and the remaining noncontrolling interests are owned by Ridgewood Electric Power Trust V (“Trust V”) (14.1%) and Ridgewood/Egypt Fund (“Egypt Fund”) (17.8%).

At December 31, 2009 and 2008, NEH’s wholly-owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”), owned 75.9%, through a combination of direct and indirect ownership, of Sinai For Environmental Services S.A.E. (“Sinai”).

The interests of Trust V and Egypt Fund, and the interests of the other owners of Sinai, are presented as noncontrolling interests in the consolidated financial statements.

On November 20, 2009, subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash, all of its equity interests in US Hydro projects to KEI (USA) Power Management Inc. and certain of its subsidiaries (“KEI USA”), which are affiliated with Kruger Energy, Inc., a Canada-based international company. The total gross purchase price of the sale, including a post-closing adjustment made in 2010 for estimated working capital at the time of the sale, totaled $5,409, of which $3,830 was allocated to the Fund. The Fund has reflected the results of US Hydro operations as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The assets and liabilities related to US Hydro were reflected as assets and liabilities of discontinued operations on the consolidated balance sheet at December 31, 2008 (see Note 3).

On December 10, 2009, NEH entered into a sale and purchase agreement whereby, NEH would receive a return of a portion of its investments and simultaneously dispose of all of its interest in REFI for cash to Mr. Zaki Girges, the general manager of REFI and El Orouba for Water Desalination S.A.E., an Egyptian joint stock company owned by Mr. Girges and his family. The total gross proceeds of the transaction, prior to expenses, totaled $13,000, of which $8,853 was allocated to the Fund. The transaction was subject to the approval by a majority of the shares held by shareholders of the Fund and Egypt Fund, which was obtained on March 2, 2010, as discussed in Note 13 and the proceeds were received on March 2, 2010.

The Managing Shareholder performed, or arranged for the performance of, the operation and maintenance of the projects invested in by the Fund and continues to perform the management and administrative services required for Fund operations. Among other services, the Managing Shareholder administers the accounts, including tax and other financial information, and handles relations with the shareholders. The Managing Shareholder also provides the Fund with office space, equipment and facilities and other services necessary for its operation. Upon the closing of the sale of REFI, the Fund’s Plan of Liquidation and Dissolution (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the Managing Shareholder has sole authority to dissolve, liquidate and terminate the Fund.

The Fund has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and has made disclosure of a material subsequent event in Note 13.

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Principles of Consolidation

The consolidated financial statements include the accounts of the Fund and its majority-owned subsidiaries. Noncontrolling interests of majority-owned subsidiaries are calculated based upon the respective noncontrolling interest ownership percentages. All material intercompany transactions have been eliminated in consolidation.

THE RIDGEWOODPOWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

b)           Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Fund to make estimates and assumptions that affect the reported amounts of the Fund’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities. The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund evaluates its estimates of assets, including accounts receivable, notes receivable, inventory, other current assets, recoverable value of property, plant and equipment and recordable liabilities for litigation and other contingencies. The Fund bases its estimates and assumptions on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different circumstances or conditions.

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

d)           Cash and Cash Equivalents

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less to be cash and cash equivalents. At December 31, 2009 and 2008, the Fund had cash deposits held in foreign banks, which do not provide insurance of $1,958 and $1,061, respectively. At December 31, 2009 and 2008, the remaining cash balances were held in US banks and did not exceed federal insured limits.

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

g)           Property, Plant and Equipment

Property, plant and equipment, consisting principally of land, building, and water desalinization facilities are stated at cost less accumulated depreciation. Renewals and betterments that increase the useful lives of the assets are capitalized. Repair and maintenance expenditures are expensed as incurred. Upon retirement or disposal of assets, the cost and related accumulated depreciation are removed from the consolidated balance sheets. The difference, if any, between the net asset value and any proceeds from such retirement or disposal is recorded as a gain or loss in the consolidated statement of operations.

The Fund used straight-line method of depreciation over the estimated useful life of the assets:

Buildings	50 years
Water desalinization facilities	5-10 years
Office equipment	5 years

THE RIDGEWOODPOWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

h)           Impairment of Long-Lived Assets

The Fund evaluates long-lived assets, such as property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. For the year ended December 31, 2009, the potential sale of REFI, which was subject to shareholder approval was a triggering event. Based on the impairment analyses performed at that time, NEH recorded an impairment charge of $11,366. For the year ended December 31, 2008, though the classification of US Hydro as assets held for sale was a triggering event, no impairment in the recorded value of US Hydro was deemed necessary.

i)           Income Taxes

The Fund’s Egyptian subsidiary has a ten year income tax holiday which commenced on January 1, 2001 and began to expire on December 31, 2008. The Fund records deferred tax liabilities for book to tax differences that are scheduled to exist at the expiration of the tax holiday.

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

j)           Foreign Currency Translation

The Egyptian pound is the functional currency of the Fund’s Egyptian subsidiary. The consolidated financial statements of the Fund’s foreign subsidiary are translated into US dollars. Assets and liabilities are translated into US dollars using the current exchange rate in effect at the balance sheet date, while revenues and expenses are translated using the average exchange rate during the applicable reporting period. The cumulative foreign currency translation adjustment is a component of other comprehensive loss.

k)           Comprehensive Loss

The Fund’s comprehensive loss consists of net loss and foreign currency translation adjustments.

l)           Fair Value of Financial Instruments

At December 31, 2009 and 2008, the carrying value of the Fund’s cash and cash equivalents, accounts receivable, notes receivable, inventory, other assets, and accounts payable and accrued expenses approximates their fair value due to their short-term nature. The fair value of the long-term debt, calculated using current rates for loans with similar maturities, does not differ materially from its carrying value.

m)          Reclassifications

Certain items in previously issued consolidated financial statements have been reclassified for comparative purposes. This had no effect on net loss.

n)          Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance for uncertainty in income taxes. This guidance clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This guidance also discusses derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. In December 2008, the FASB deferred the effective date of accounting for uncertainty in income taxes for certain nonpublic enterprises to fiscal years beginning after December 15, 2008. The Fund concluded that it was eligible for this deferral and therefore, the Fund adopted the guidance effective January 1, 2009, with no material impact on its consolidated financial statements. The Fund evaluates uncertain tax positions, if any, using accounting for contingencies. If applicable, a loss contingency is recognized when, in the opinion of management, it is probable that a tax liability has been incurred as of the date of the financial statements and the amount of the loss can be reasonably estimated. The Fund's Federal and state tax returns from 2006 and subsequent years are subject to examinations by the tax authorities. Based on the Fund’s evaluation, there are no significant uncertain tax positions requiring recognition in the Fund’s consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued guidance regarding noncontrolling interests in consolidated financial statements, which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income attributable to noncontrolling interests, be clearly identified, labeled, and presented in the consolidated financial statements within equity, but separate from the parent’s equity. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This guidance became effective for the Fund beginning January 1, 2009. Except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented subsequent to the adoption, the adoption of this guidance had no material impact on its consolidated financial statements.

THE RIDGEWOODPOWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Subsequent Events

In May 2009, the FASB issued guidance regarding subsequent events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Fund adopted this guidance effective June 30, 2009, with no material impact on its consolidated financial statements. In February 2010, the FASB amended its previous guidance regarding subsequent events by removing the requirement for a registrant to disclose a date through which subsequent events have been evaluated.

FASB Accounting Standards Codification

In June 2009, the FASB announced the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental GAAP superseding existing codification from the FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature. Effective September 30, 2009, the Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.  The Fund adopted the Codification with no material impact on its consolidated financial statements.

3.           DISCONTINUED OPERATIONS

On November 20, 2009, subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash, all of its equity interests in US Hydro projects to KEI USA. Financial information relating to US Hydro, including the gain recognized from the sale of US Hydro, is as follows:

	December 31,
	2009	2008

Revenues from operations of discontinued business	$2,707	$3,806

Cost of revenues	657	2,677
Other expenses, net	1,670	1,846
Income tax expense (benefit)	1,060	(680)
Total expenses, net	3,387	3,843

Loss from discontinued operations, net of income tax	(680)	(37)
Gain on disposal	944	-
	264	(37)
Net loss attributable to noncontrolling interest	199	10

Income (loss) from discontinued operations attributable to Growth Fund	$463	$(27)

The gain on disposal represents proceeds, less transaction costs and the net asset value of US Hydro. The Managing Shareholder waived its right to receive its 1% of the distributions from this transaction. As a result, the gain from the sale and related cash distributions are allocated solely to the holders of investor shares of beneficial interest (“Investor Shares”).

On December 22, 2008, US Hydro met the criteria of being classified as assets held for sale. At December 31, 2008, the assets of US Hydro and the related liabilities are reflected as discontinued operations on the consolidated balance sheet. Major components of assets and liabilities of discontinued operations are as follows:

December 31,
ASSETS	2008
Cash	$122
Accounts receivable	262
Prepaid and other current assets	275
Deferred tax asset	858
Property, plant and equipment, net	1125
Intangibles, net	2,325
Goodwill	227
Other assets	36

Total assets	$5,230

LIABILITIES
Accounts payable and accrued expenses	$374
Due to affiliates	152
Deferred rent	648

Total liabilities	$1,174

THE RIDGEWOODPOWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Other than the purchase price adjustment relating to net working capital, and the assumption by the sellers of liabilities that the Managing Shareholder considers to be minor, there are no payment obligations on the part of the sellers or the buyers after the closing. The sellers gave a limited number of representations and warranties to the buyers in connection with the sale that are considered typical of such transactions. Should there be a breach of those representations and warranties, the buyers must first make a claim against an insurance policy purchased by the sellers for claims arising from any such breach. As of March 31, 2010, the Fund is not aware of any such claims.

4.           ACCOUNTS RECEIVABLE

Accounts receivable at December 31, 2009 and 2008 is as follows:

	2009	2008
Accounts receivable	$2,115	$1,706
Less: allowance for doubtful accounts	(313)	(281)
	$1,802	$1,425

The Fund records an allowance to account for potentially uncollectible accounts receivable. The allowance is determined based on management’s knowledge of the business, specific customers, review of aged accounts and a specific identification of accounts where collection is at risk. The following details the activity in the Fund’s allowance for doubtful accounts for the years ended December 31, 2009 and 2008:

	2009	2008
Balance at beginning of year	$281	$219
Additions charged to bad debt provision (1)	217	94
Deductions, net of recoveries (2)	(185)	(32)
Balance, end of year	$313	$281

(1)	Bad debt provision relates to estimated losses due to collectability issues, which is included in general and administrative expenses in the consolidated statements of operations.

(2)	Deductions, net of recoveries, primarily relate to receivable write-offs, but also include recoveries of previously written off receivables.

5.           PROPERTY, PLANT AND EQUIPMENT

At December 31, 2009 and 2008, property, plant and equipment at cost and accumulated depreciation are as follows:

	2009	2008
Water desalinization facilities	$28,700	$37,810
Office equipment	585	556
	29,285	38,366
Less: accumulated depreciation	(19,354)	(16,390)
	$9,931	$21,976

For the years ended December 31, 2009 and 2008, depreciation expense was $2,849 and $2,769, respectively, which is included in cost of revenues in the consolidated statements of operations.

6.            IMPAIRMENT OF LONG-LIVED ASSETS

The Fund recorded an impairment charge of $11,366 for the year ended December 31, 2009, which was primarily due to impairment test performed by NEH for property, plant and equipment and noted that its carrying amount will likely not be recoverable. The triggering event for the impairment analyses was the expectation at the balance sheet date that it was more likely than not that REFI will be sold. NEH recorded an impairment charge of $11,186 since the carrying amount of REFI assets exceeded the estimated proceeds from the sale of REFI. REFI recorded an additional impairment charge of approximately $180 in 2009 relating to certain idle facilities.

THE RIDGEWOODPOWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

7.           ACCUMULATED OTHER COMPREHENSIVE LOSS

The Fund’s other comprehensive loss, which is reported in the accompanying consolidated statements of operations, consists of net loss and foreign currency translation adjustments.

As of December 31, 2009 and 2008, the cumulative foreign currency translation loss was $7,664 and $7,889, respectively.

8.           LONG-TERM DEBT

The following is a summary of long-term debt at December 31, 2009 and 2008:

	2009	2008
Total long-term debt	$1,330	$3,087
- Sinai	970	1,436
- REFI	360	1,651

Current maturity	$1,013	$1,803
- Sinai	653	480
- REFI	360	1,323

Long-term portion	$317	$1,284
- Sinai	317	956
- REFI	-	328

The Sinai loan, which is secured by a part of its assets, bears interest at 11.5% per annum and is denominated in Egyptian pounds. The provision of the loan restricts Sinai from paying dividends to its shareholders or obtaining credit from other banks. At December 31, 2009, Sinai was in compliance with the terms of its loan. Effective with the sale of REFI, neither the Fund nor any of its affiliates have any obligation for this debt.

The REFI loan has an interest rate of 10% per annum on an unsecured basis. The loan is to be repaid in US dollars and is payable on a monthly basis over the successive 17 months. Effective with the sale of REFI, neither the Fund nor any of its affiliates have any obligation for this debt.

Scheduled principal repayments of the Fund’s long-term debt at December 31, 2009 are as follows:

2010	$1,013
2011	317
Total	$1,330

9.           COMMITMENTS AND CONTINGENCIES

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

THE RIDGEWOODPOWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

On March 20, 2007, Bergeron commenced a derivative action, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the plaintiffs for an injunction. On February 29, 2008, the plaintiffs filed an amended complaint adding two additional investors, one in the Fund and one in Trust V, as additional plaintiffs. Discovery is ongoing and a trial date is currently scheduled for January 2011. While Bergeron is no longer a party to the derivative action, the other plaintiffs continue to pursue this matter.

On August 16, 2006, the Fund and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. Discovery is ongoing and a trial date is currently scheduled for May 17, 2010. The costs and expenses of this litigation, including adverse judgments, if any, are being paid by the Managing Shareholder and affiliated management companies and not the underlying investment funds.

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

10.           OTHER LIABILITIES

The Fund’s Egypt projects have an arrangement with a consultant that provides marketing, construction and management services in Egypt. The consultant receives, in total, a development fee of 3% of the capital cost of the completed projects, an annual management fee of the greater of 0.3% of the capital cost of completed projects and $180, plus reimbursement of out-of-pocket costs incurred in performing its duties under the agreement. The consultant may also receive incentive payments based on the performance of REFI. The agreement has a term of one year and is automatically renewed annually. The agreement may be terminated by either party upon written notice. Effective with the sale of REFI, this arrangement has been terminated and the consultant waived any bonus and termination payments from NEH to which he otherwise would be entitled to in connection with the sale.

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

In the case of the first settlement, on November 21, 2003, NEH agreed to make a single payment to the party of $281, and to make monthly installment payments of $8, until June 1, 2013. NEH had a liability of $265 and $325 at December 31, 2009 and 2008, respectively, to reflect this obligation which is included in other liabilities in the consolidated balance sheets.

In the case of the second settlement, on April 7, 2005, NEH agreed with the party to make quarterly payments of $30 for so long as the Egypt projects remain operational. In the event that the Egypt projects are sold, an amount equal to the present value of the subsequent ten-years of payments would be made in settlement of the remaining obligation, net of certaim adjustments. NEH had a liability of $764 and $805 at December 31, 2009 and 2008, respectively, to reflect this obligation, which is included in other liabilities in the consolidated balance sheets.

THE RIDGEWOODPOWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

11.           INCOME TAXES

The components of loss from continuing operations before provision for income taxes and noncontrolling interest for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008
United States	$(2,894)	$(3,133)
Foreign	(9,051)	1,994
	$(11,945)	$(1,139)

The foreign component includes operations of NEH which is subject to an Egyptian tax holiday which commenced on January 1, 2001 and began to expire on December 31, 2008.

The provision for income taxes on continuing operations for the years ended December 31, 2009 and 2008 consists of:

	2009	2008
Current:
Foreign	$-	$5
Deferred
Foreign	150	464
Income tax expense	$150	$469

The Fund’s effective tax rate differs from the statutory federal income tax rate for the years ended December 31, 2009 and 2008 as follows:

	2009	2008
US federal income taxes at the statutory rate	0%	0%
(Loss) income subject to tax at the subsidiary
level (at statutory rate)	-1%	-41%
Effective tax rate	-1%	-41%

The Fund has recorded income tax expense (benefit) for US Hydro operations of $1,060 and ($680) for the years ended December 31, 2009 and 2008, respectively, which is included in discontinued operations in the consolidated statements of operations.

Deferred income taxes reflect the effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the Fund’s deferred income tax liabilities relates to Egypt operations and includes depreciation and amortization of $1,023 and $858 at December 31, 2009 and 2008, respectively. The net deferred tax asset of US Hydro operations is included as discontinued operations in the consolidated balance sheets.

12.           TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund operates pursuant to the terms of a management agreement (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services and office space to the Fund. The Fund paid the Managing Shareholder an annual management fee of $1,645 for each of the years ended December 31, 2009 and 2008, as compensation for the services the Managing Shareholder provides to the Fund, which was equal to 2.5% of the total contributed capital of the Fund. The management fee is to be paid in monthly installments and, to the extent that the Fund does not pay the management fee on a timely basis, the Fund accrues interest at an annual rate of 10% on the unpaid balance.

Under the Operating Agreement with the Fund, Ridgewood Power Management (“RPM”) provides management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charges the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs are on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2009 and 2008, RPM charged the projects $409 and $480, respectively, for overhead items allocated in proportion to the amount invested in projects managed. In addition, for the years ended December 31, 2009 and 2008, RPM charged the projects $2,522 and $2,105, respectively, for direct expenses allocated in proportion to the amount invested in projects managed.  These charges may not be indicative of costs incurred if the projects were not operated by RPM.

THE RIDGEWOODPOWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Fund other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders have received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholders is entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 25% of all remaining distributions of the Fund. The Managing Shareholder did not receive any distributions during 2009 and 2008. The Fund has not yet reached Payout and is not expected to do so.

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

RRP owns 2.25 Investor Share of the Fund. The Fund granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

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

The Fund records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At December 31, 2009 and 2008, the Fund had outstanding receivables and payables as follows:

	Due From		Due To
	2009	2008	2009	2008

Ridgewood Power Management LLC	$-	$-	$11	$36
Ridgewood Renewable Power LLC	-	-	1,633	1,072
Trust V	150	-	-	189
Egypt Fund	130	-	-	451
Other affiliates	15	15	-	-
	$295	$15	$1,644	$1,748

13.           SUBSEQUENT EVENT

On or about February 8, 2010, the Managing Shareholder, on behalf of the Fund and the Egypt Fund, solicited the approval of the Investor Shares for the sale of the Egypt business. As the Egypt business represented a significant portion of Fund’s assets, the Managing Shareholders informed the Fund’s shareholders that this sale, if completed, would cause the Fund to commence its liquidation and dissolution. As part of the solicitation process, shareholders received a form of the Fund’s Plan of Dissolution. The shareholders of both the Fund and the Egypt Fund approved the transaction and on March 2, 2010, the funds that own NEH received gross proceeds, prior to expenses, of $13,000; the gross proceeds allocated to the Fund totaled $8,853. The transaction agreements did not give the purchasers any rights to post-closing claims for indemnification against the NEH or any of the affiliated trusts. Under the transaction agreements, all parties mutually agreed to release each other from any and all claims they may have against each other. NEH and the Fund did not make any representation or warranties in the connection with the transaction.