Form 10-Q
period 2010-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2010-05-05
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

As of April 30, 2010, there were 658.2067 Investor Shares outstanding.

FORM 10-Q

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS AT MARCH 31, 2010 (Liquidation Basis)
AND CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2009 (Going Concern Basis)
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,164	$159
Notes receivable	-	725
Assets related to discontinued operations	-	15,632
Due from affiliates	-	280
Prepaid expenses and other current assets	281	300

Total assets	$7,445	$17,096

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$726	$205
Other liabilities	493	1,029
Liabilities relating to discontinued operations	-	3,087
Due to affiliates	1,136	1,644
Total liabilities	$2,355	5,965

Commitments and contingencies

Equity (deficit):
Investor Shareholders’ equity (658.2067 Investor Shares issued
and outstanding)		7,843
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)		(491)
Total Growth Fund shareholders’ equity		7,352
Noncontrolling interest in subsidiary		3,779
Total equity		11,131

Total liabilities and equity		$17,096

Net assets in liquidation	$5,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD FROM MARCH 3, 2010 TO MARCH 31, 2010
(Liquidation Basis)
(unaudited, in thousands)

Shareholders’ equity at March 2, 2010	$6,995
Estimated future Management fees to Managing Shareholder	(1,260)
Estimated liquidation accruals	(645)

Net assets in liquidation at March 31, 2010	$5,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except per share data)

	Period from January 1, 2010 to March 2, 2010	Three Months Ended March 31, 2009

Operating expenses:
General and administrative expenses	$119	$241
Management fee to Managing Shareholder	274	411
Total operating expenses	393	652

Loss from operations	(393)	(652)

Other income (expense):
Interest income	6	-
Interest expense	(20)	(25)
Total other expense, net	(14)	(25)

Loss from continuing operations	(407)	(677)

Income from discontinued operations, net of income tax (see Note 4)
NEH (including related loss on disposal)	257	153
US Hydro	-	372
	257	525

Net loss	(150)	(152)

Net earnings attributable to noncontrolling interest	(107)	(174)

Net loss attributable to Growth Fund	$(257)	$(326)

Amount attributable to Growth Fund shareholders - Net (loss) income:
Continuing operations	$(407)	$(677)
Discontinued operations	150	351

	$(257)	$(326)
Managing Shareholder - Net (loss) income:
Continuing operations	$(4)	$(7)
Discontinued operations	2	4

Investor Shareholders - Net (loss) income:
Continuing operations	(403)	(670)
Discontinued operations	148	347

Net (loss) income per Investor Share:
Continuing operations	(612)	(1,018)
Discontinued operations	225	528

The accompanying notes are an integral part of these condensed consolidated financial statements

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
PERIOD FROM JANUARY 1, 2010 TO MARCH 2, 2010 AND THREE MONTHS ENDED MARCH 31, 2009
(Going Concern Basis)
(unaudited, in thousands)

	Growth Fund Shareholders' Equity (Deficit)
	Investor	Managing	Noncontrolling	Total
	Shareholders' Equity	Shareholder Deficit	Interest	Equity
Balance at December 31, 2009	$7,843	$(491)	$3,779	$11,131
Net (loss) income	(255)	(2)	107	(150)
Foreign currency translation adjustment	(99)	(1)	(47)	(147)
Capital contribution	-	-	320	320
Disposal of noncontrolling interest	-	-	(4,159)	(4,159)

Balance at March 2, 2010	$7,489	$(494)	$-	$6,995

Balance at December 31, 2008	$17,078	$(396)	$6,954	$23,636
Net (loss) income	(323)	(3)	174	(152)
Foreign currency translation adjustment	(157)	(2)	(75)	(234)

Balance at March 31, 2009	$16,598	$(401)	$7,053	$23,250

The accompanying notes are an integral part of these condensed consolidated financial statements

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

	Period from January 1, 2010 to March 2, 2010	Three Months Ended March 31, 2009

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(9,638)	$442

Cash flows from investing activities:
Capital expenditures	-	(452)
Collections from notes receivable	725	-
Net proceeds from disposal of REFI	8,853	-
Net cash provided by (used in) investing activities	9,578	(452)

Cash flows from financing activities:
Repayments under bank loans	-	(399)

Effect of exchange rate on cash and cash equivalents	-	43

Net decrease in cash and cash equivalents	(60)	(366)
Cash and cash equivalents, beginning of year	159	1,120

Cash and cash equivalents, end of period	$99	$754

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

The Fund’s accompanying condensed consolidated financial statements include the accounts of the Fund and its majority-owned subsidiary, Ridgewood Near East Holdings LLC (“NEH”). The Fund owns a 68.1% interest in NEH and the remaining noncontrolling interests are owned by Ridgewood Electric Power Trust V (“Trust V”) (14.1%) and Ridgewood/Egypt Fund (“Egypt Fund”) (17.8%). The Fund owned a 70.8% interest in Ridgewood US Hydro Corporation (“US Hydro”), which was sold in November 2009. The remaining noncontrolling interests of US Hydro was owned by Trust V.

On March 2, 2010, NEH sold its interests in its wholly-owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”), the final operating asset of the Fund. REFI owned, through a combination of direct and indirect ownership, 75.9% of Sinai For Environmental Services S.A.E. (“Sinai”).

The noncontrolling interests of Trust V and Egypt Fund, and the interests of the other owners of Sinai, prior to the sale of REFI, are presented as discontinued operations in the condensed consolidated financial statements.

The Fund has reflected the results of US Hydro and NEH operations as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities related to US Hydro and NEH were reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheet at December 31, 2009. See Note 3, for further discussion on sales of the US Hydro and NEH.

On March 2, 2010, the date of the sale of REFI, the Plan of Liquidation and Dissolution of The Ridgewood Power Growth Fund (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the business of the Fund shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Fund’s shareholders and then proceed to terminate the Fund and its reporting obligation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Fund is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Fund’s ability to make future distributions to shareholders. The process of accounting for the Fund’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the Fund’s ability to make distributions in a timely manner.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Fund’s dissolution, liquidation and termination without additional shareholder approval. As of May 5, 2010, the Fund has not been liquidated primarily due to on-going litigation discussed in Note 7.

The Fund has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that except for the distribution of $1,646 made on April 15, 2010, to the holders of investor shares of beneficial interest (“Investor Shares”), there were no additional events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

2.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 (the “2009 Form 10-K”).

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The condensed consolidated financial statements for periods prior to March 3, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Fund’s Plan of Dissolution on March 3, 2010, the Fund adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Fund is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Fund accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Fund evaluates the estimates and assumptions that can have a significant impact on the Fund’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. Liabilities of NEH subsequent to March 2, 2010, are reflected net of noncontrolling interests.

Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.             CHANGES IN NET ASSETS IN LIQUIDATION

Upon conversion to the liquidation basis of accounting, the Fund accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. The Fund will continue to incur operating costs and receive income from its cash and cash equivalents. If there are delays in liquidating the Fund, actual costs incurred during the liquidation process may increase, reducing net assets available in liquidation. Net assets in liquidation decreased by $1,905 from shareholders’ equity of $6,995 at March 2, 2010, measured on a going concern basis, to net assets in liquidation of $5,090 at March 31, 2010 due to the following:

Estimated management fees to be incurred during liquidation1	$1,260
Estimated professional fees to be incurred during liquidation2	475
Other estimated liquidation costs3	170

$1,905

1	Management fees represent the estimated amount that will be paid to the Managing Shareholder for the services it provides to the Fund through completion of the liquidation.
2	Includes estimated legal and accounting fees expected to be incurred related to the wind-down activities of the Fund.
3	Primarily includes severance expenses related to wind-down activities of the Fund.

4.             DISCONTINUED OPERATIONS

NEH

On December 10, 2009, NEH entered into a sale and purchase agreement whereby, NEH received a return of a portion of its investments and simultaneously disposed of all of its interest in REFI for cash. On or about February 8, 2010, the Managing Shareholder, on behalf of the Fund and the Egypt Fund, solicited the approval of the Investor Shares for the sale of the Egypt business. The shareholders of both the Fund and the Egypt Fund approved the transaction and on March 2, 2010, NEH received gross proceeds, prior to expenses, of $13,000; of which $8,853 was allocated to the Fund.

The transaction agreements did not give the purchasers any rights to post-closing claims for indemnification against NEH, the Fund, Trust V or Egypt Fund. Under the transaction agreements, all parties mutually agreed to release each other from any and all claims they may have against each other. Neither NEH nor the Fund, Trust V or Egypt Fund made any representation or warranties in the connection with the transaction.

Financial information relating to NEH, including the loss recognized from the sale of REFI, for the period from January 1, 2010 to March 2, 2010 and the for the three months ended March 31, 2009 was as follows:

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

	2010	2009

Revenues	$1,939	$2,609

Cost of revenues	1,617	1,734
Other expenses, net	3	712
Income tax expense	-	10
Total expenses, net	1,620	2,456

Income from discontinued operations, net of income tax	319	153
Loss on disposal	(62)	-
	257	153
Net earnings attributable to noncontrolling interest	(107)	(65)

Income from discontinued operations attributable to Growth Fund	$150	$88

The loss on disposal represents proceeds, less transaction costs and the net asset value of NEH. The Managing Shareholder waived its right to receive its 1% of the distributions from this transaction. As a result, the loss from the sale and related cash distributions are allocated solely to Investor Shares.

US Hydro

On November 20, 2009, subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash, all of their respective equity interests in US Hydro projects. The total gross purchase price of the sale, including a post-closing adjustment made in 2010 for estimated working capital at the time of the sale, totaled $5,409, of which $3,830 was allocated to the Fund. In 2009, the Fund recorded a gain of $944 on the disposition of US Hydro.

Other than the assumption by the sellers of liabilities that the Managing Shareholder considers to be immaterial, there are no remaining payment obligations on the part of the US Hydro subsidiaries or the buyers. The US Hydro subsidiaries gave a limited number of representations and warranties to the buyers in connection with the sale that are considered typical of such transactions. Should there be a breach of those representations and warranties, the buyers must first make a claim against an insurance policy purchased by the US Hydro subsidiaries for claims arising from any such breach. As of May 5, 2010, the Fund is not aware of any such claims.

Financial information relating to US Hydro for the three months ended March 31, 2009 was as follows:

Revenues	$1,046

Cost of revenues	353
Other expenses, net	531
Income tax benefit	(210)
Total expenses, net	674

Income from discontinued operations, net of income tax	372
Net earnings attributable to noncontrolling interest	(109)

Income from discontinued operations attributable to Growth Fund	$263

5.             CASH AND CASH EQUIVALENTS

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At March 31, 2010, cash and cash equivalents exceeded federal insured limits by $6,678, all of which was invested either in US Treasury bills or money market accounts that invest primarily in US government securities.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

6.             TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At March 31, 2010 and December 31, 2009, the Fund had outstanding payables as follows:

	Due From	Due To
	2009	2010	2009

Ridgewood Power Management LLC	$-	$13	$11
Ridgewood Renewable Power LLC	-	1,123	1,633
Trust V	150	-	-
Egypt Fund	130	-	-

	$280	$1,136	$1,644

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

On March 20, 2007, Bergeron commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the plaintiffs for an injunction. On February 29, 2008, the plaintiffs filed an amended complaint adding two additional investors, one in the Fund and one in Trust V, as the derivative plaintiffs. Discovery is ongoing through August 2010, and a trial is tentatively planned for January 2011, although no specific trial date has been scheduled. While Bergeron is no longer a party to the derivative action, the other plaintiff representatives continue to pursue this matter.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Fund as of March 31, 2010 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other supplemental information contained in this document. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other supplemental information included elsewhere in this report as well as the consolidated financial statements, notes and other supplemental information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2009 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Fund, including, without limitation, settlement of the Fund’s liabilities and obligations, and the outcome of the matters described in Part I, Item 1, Note 7. “Commitments and Contingencies” of this report,

•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Fund, and
•	the actual timing of the completion of the liquidation process, including the amount and timing of any liquidating distributions.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Fund’s 2009 Form 10-K. Any forward-looking statement that the Fund makes, speaks only as of the date of this report. The Fund undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

Liquidation Basis of Accounting

The condensed consolidated financial statements for periods prior to March 3, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Fund’s Plan of Dissolution, the Fund adopted the liquidation basis of accounting, effective March 3, 2010. This basis of accounting is considered appropriate when, among other things, liquidation of the Fund is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

Upon conversion to the liquidation basis of accounting, the Fund accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Fund evaluates the estimates and assumptions that can have a significant impact on the Fund’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Fund, actual costs incurred during the liquidation process may increase, reducing net assets available in liquidation.

As the Fund adopted the liquidation basis of accounting effective March 3, 2010, any costs incurred and income received since then will be included in the condensed consolidated statements of changes in net assets. Net assets in liquidation at March 31, 2010 was $5.1 million, a decrease of $1.9 million from shareholders’ equity at March 2, 2010 of $7 million, measured on a going concern basis. The change in the net asset was primarily due to $0.5 million in accounting and legal fees and $0.2 million in severance expenses related to wind-down activities of the Fund. In addition, decrease in net assets is also due to approximately $1.2 million in estimated management fees payable to the Managing Shareholder for the services it provides to the Fund through completion of the liquidation.

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions that affect the reported amount of the Fund’s assets, liabilities, revenues and expenses including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements.

Results of Operations and Changes in Financial Condition

Results of operations discussed below compares the results of the period from January 1, 2010 to March 2, 2010 to the three months ended March 31, 2009.

Revenues and cost of revenues of the Fund were historically derived from US Hydro and NEH operations, which were sold in December 2009 and March 2010, respectively, the results of which are included as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented.

In March 2010, NEH disposed all of its interest in REFI for cash. The operating results of NEH have been classified as discontinued operations for all periods presented. For the period ended March 2, 2010, income from discontinued operations of approximately $0.2 million, includes income from operations of NEH of $0.3 million and a loss on disposal of $0.1 million.

In November 2009, subsidiaries of US Hydro sold for cash all of their respective interests in US Hydro projects. For three months ended March 31, 2009, income from discontinued operations of $0.6 million includes the results of NEH and US Hydro of $0.2 million and $0.4 million, respectively.

The Fund recorded a noncontrolling interest in the earnings of subsidiary of $0.1 million in the 2010 period compared to $0.2 million for the first quarter of 2009 primarily due to the sale of US Hydro business in November 2009.

Liquidity and Capital Resources

At March 31, 2010, the Fund had cash and cash equivalents of $7.2 million, an increase of $7 million from $0.2 million at December 31, 2009. This increase in cash was primarily due to $8.9 million in proceeds from the disposal of NEH.

For the period ended March 2, 2010, the Fund’s operating activities used cash of $9.6 million compared to cash provided of $0.4 million for the three months ended March 31, 2009. This increase in cash used by operating activities of $10 million was primarily due to an increase in intercompany receivables from the Managing Shareholder relating to NEH proceeds.

For the period ended March 2, 2010, investing activities provided cash of $9.6 million compared to cash used of approximately $0.4 million for the three months ended March 31, 2009. This increase in cash provided by investing activities of $10 million was primarily due to net proceeds of $8.9 million received from the sale of NEH, $0.7 million collected on notes receivable and a decrease in capital expenditure of approximately $0.4 million in the 2010 period.

There were no financing activities in the 2010 period. For the three months ended March 31, 2009, financing activities used cash of $0.4 million for repayments of bank loans.

For the period from March 3, 2010 to March 31, 2010, the Fund’s cash balance increased by approximately $7 million primarily due to the receipt of proceeds from the sale of REFI that had been temporarily deposited in a Managing Shareholder investor distribution account.

Future Liquidity and Capital Resource Requirements

The Fund believes that it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Fund intends to distribute excess cash to its shareholders after liquidating its remaining assets and satisfying its liabilities. In April 2010, the Fund made a distribution of $1.6 million to the holders of Investor Shares.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Fund has no off-balance sheet arrangements as of date of this report.

In April 2005, NEH agreed to a settlement with a consultant, whereby NEH was required to make quarterly payments of $30,000 for as long as the Egypt projects remained operational. At the time of the sale of Egypt business, the total amount payable to the consultant was recorded at $0.8 million, which was subsequently adjusted to $0.5 million, per the terms of the settlement agreement. The difference of $0.3 million was written-off and the Fund included its share of the write-off as discontinued operations, which is included in the accompanying condensed consolidated statements of operations. In addition, in November 2003, NEH agreed to a settlement with a consultant, whereby NEH made a single payment of $0.3 million and is required to make monthly installment payments of $8,000 until June 2013. The Fund has reflected its share of this liability, $0.5 million, as other liabilities in the accompanying condensed consolidated statement of net assets at March 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.  CONTROLS AND PROCEDURES

In accordance with Rule 13a-15(b) of the Exchange Act, the Fund’s management, with the participation of the Fund’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Fund’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Fund’s Chief Executive Officer and Chief Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Fund in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed by the Fund is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

There have been no material changes to the legal proceedings disclosed in the Fund’s 2009 Form 10-K.

ITEM 1A.        RISK FACTORS

Not required.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           RESERVED

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

Exhibit No.		Description

2.1	*	Plan of Liquidation and Dissolution of The Ridgewood Power Growth Fund.

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
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

THE RIDGEWOOD POWER GROWTH FUND

Date: May 5, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2010	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)