Form 10-Q
period 2010-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2010-08-04
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
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
Yes ☐   No ☑

As of July 31, 2010, there were 658.2067 Investor Shares outstanding.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS AT JUNE 30, 2010 (Liquidation Basis)
AND CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2009 (Going Concern Basis)
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,590	$159
Notes receivable	-	725
Assets related to discontinued operations	-	15,632
Due from affiliates	-	280
Prepaid expenses and other current assets	180	300

Total assets	$4,770	$17,096

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$663	$205
Other liabilities	-	1,029
Liabilities relating to discontinued operations	-	3,087
Due to affiliates	813	1,644
Total liabilities	$1,476	5,965

Commitments and contingencies

Equity (deficit):
Investor Shareholders’ equity (658.2067 Investor Shares issued
and outstanding)		7,843
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)		(491)
Total Growth Fund shareholders’ equity		7,352
Noncontrolling interest in subsidiary		3,779
Total equity		11,131

Total liabilities and equity		$17,096

Net assets in liquidation	$3,294

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE PERIOD FROM MARCH 3, 2010 TO JUNE 30, 2010
(Liquidation Basis)
(unaudited, in thousands, except per share data)

Shareholders’ equity at March 2, 2010	$6,995
Estimated future Management fees to Managing Shareholder	(1,260)
Estimated liquidation accruals	(645)
Net assets in liquidation at March 31, 2010	5,090

Distribution to shareholders	(1,646)
Estimated Special Litigation Committee expenses	(150)

Net assets in liquidation at June 30, 2010	$3,294

Distributions per Investor Share during six and three months ended June 30, 2010	$2,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except per share data)

	Period from January 1, 2010 to March 2, 2010	Six Months Ended June 30, 2009	Three Months Ended June 30, 2009

Operating expenses:
General and administrative expenses	$119	$558	$317
Management fee to Managing Shareholder	274	823	412
Total operating expenses	393	1,381	729

Loss from operations	(393)	(1,381)	(729)

Other income (expense):
Interest income	6	-	-
Interest expense	(20)	(59)	(34)
Other expense, net	-	(231)	(231)
Total other expense, net	(14)	(290)	(265)

Loss from continuing operations	(407)	(1,671)	(994)

Income from discontinued operations, net of income tax (see Note 3)
NEH (including related loss on disposal)	257	692	539
US Hydro	-	605	233
	257	1,297	772

Net loss	(150)	(374)	(222)

Net earnings attributable to noncontrolling interest	(107)	(420)	(246)

Net loss attributable to Growth Fund	$(257)	$(794)	$(468)

Amount attributable to Growth Fund shareholders - Net (loss) income:
Continuing operations	$(407)	$(1,671)	$(994)
Discontinued operations	150	877	526

	$(257)	$(794)	$(468)
Managing Shareholder - Net (loss) income:
Continuing operations	$(4)	$(17)	$(10)
Discontinued operations	2	9	5

Investor Shareholders - Net (loss) income:
Continuing operations	(403)	(1,654)	(984)
Discontinued operations	148	868	521

Net (loss) income per Investor Share:
Continuing operations	(612)	(2,513)	(1,495)
Discontinued operations	225	1,319	791

The accompanying notes are an integral part of these condensed consolidated financial statements

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
PERIOD FROM JANUARY 1, 2010 TO MARCH 2, 2010 AND SIX MONTHS ENDED JUNE 30, 2009
(Going Concern Basis)
(unaudited, in thousands)

	Growth Fund Shareholders' Equity (Deficit)
	Investor	Managing	Noncontrolling	Total
	Shareholders' Equity	Shareholder Deficit	Interest	Equity
Balance at December 31, 2009	$7,843	$(491)	$3,779	$11,131
Net (loss) income	(255)	(2)	107	(150)
Foreign currency translation adjustment	(99)	(1)	(47)	(147)
Capital contribution	-	-	320	320
Disposal of noncontrolling interest	-	-	(4,159)	(4,159)

Balance at March 2, 2010	$7,489	$(494)	$-	$6,995

Balance at December 31, 2008	$17,078	$(396)	$6,954	$23,636
Net (loss) income	(786)	(8)	419	(375)
Foreign currency translation adjustment	(73)	(1)	(35)	(109)
Capital distributions	-	-	(44)	(44)

Balance at June 30, 2009	$16,219	$(405)	$7,294	$23,108

The accompanying notes are an integral part of these condensed consolidated financial statements

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

	Period from January 1, 2010 to March 2, 2010	Six Months Ended June 30, 2009

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(9,638)	$1,876

Cash flows from investing activities:
Capital expenditures	-	(872)
Collections from notes receivable	725	-
Net proceeds from disposal of REFI	8,853	-
Net cash provided by (used in) investing activities	9,578	(872)

Cash flows from financing activities:
Repayments under bank loans	-	(855)
Cash distributions to noncontrolling interest	-	(44)
Net cash used in financing activities	-	(899)

Effect of exchange rate on cash and cash equivalents	-	20

Net (decrease) increase in cash and cash equivalents	(60)	125
Cash and cash equivalents, beginning of year	159	1,120

Cash and cash equivalents, end of period	$99	$1,245

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

The Fund’s accompanying condensed consolidated financial statements include the accounts of the Fund.  The Fund owned a 68.1% interest in Ridgewood Near East Holdings LLC (“NEH”) and the remaining noncontrolling interests were owned by Ridgewood Electric Power Trust V (“Trust V”) (14.1%) and Ridgewood/Egypt Fund (“Egypt Fund”) (17.8%). The Fund also owned a 70.8% interest in Ridgewood US Hydro Corporation (“US Hydro”), which was sold in November 2009. The remaining noncontrolling interests of US Hydro was owned by Trust V.

On March 2, 2010, NEH sold its interests in its wholly owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”), the final operating asset of the Fund. REFI owned, through a combination of direct and indirect ownership, 75.9% of Sinai For Environmental Services S.A.E. (“Sinai”).

The noncontrolling interests of Trust V and Egypt Fund, and the interests of the other owners of Sinai, prior to the sale of REFI, are presented as discontinued operations in the condensed consolidated financial statements.

The Fund has reflected the results of US Hydro and NEH operations as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities related to US Hydro and NEH were reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheet at December 31, 2009. See Note 3, for further discussion on the sale of US Hydro and NEH.

On March 2, 2010, the date of the sale of REFI, the Plan of Liquidation and Dissolution of The Ridgewood Power Growth Fund (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the business of the Fund shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Fund’s shareholders and then proceed to terminate the Fund and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Fund is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Fund’s ability to make future distributions to shareholders. The process of accounting for the Fund’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the amount or timing of any future distributions by the Fund.

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Fund’s dissolution, liquidation and termination without additional shareholder approval. As of August 4, 2010, the Fund has not been liquidated primarily due to on-going litigation discussed in Note 6. The Managing Shareholder is unable to estimate when this litigation will be resolved and what financial impact the litigation will have on the Fund’s net assets.

The Fund has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

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

3.             DISCONTINUED OPERATIONS

NEH

On December 10, 2009, NEH entered into a sale and purchase agreement whereby, NEH received a return of a portion of its investments and simultaneously disposed of all of its interest, in REFI for cash. In February 2010, the Managing Shareholder, on behalf of the Fund and the Egypt Fund, solicited the approval of the Investor Shares for the sale of the Egypt business. The shareholders of both the Fund and the Egypt Fund approved the transaction, and on March 2, 2010, NEH received gross proceeds, prior to expenses, of $13,000; of which $8,853 was allocated to the Fund.

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

Financial information relating to NEH, including the loss recognized from the sale of REFI, for the period from January 1, 2010 to March 2, 2010 and for the six and three months ended June 30, 2009 was as follows:

	Period Ended	Six Months Ended	Three Months Ended
	March 2, 2010	June 30, 2009	June 30, 2009

Revenues from NEH operations	$1,939	$5,947	$3,338

Cost of revenues	1,617	3,761	2,027
Other expenses, net	3	1,325	613
Income tax expense	-	169	159
Total expenses, net	1,620	5,255	2,799

Income from discontinued operations, net of income tax	319	692	539
Loss on disposal	(62)	-	-
	257	692	539
Net earnings attributable to noncontrolling interest	(107)	(243)	(178)

Income from discontinued operations attributable to Growth Fund	$150	$449	$361

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

Other than the assumption by the sellers of liabilities that the Managing Shareholder considers to be immaterial, there are no remaining payment obligations on the part of the US Hydro subsidiaries or the buyers. The US Hydro subsidiaries gave a limited number of representations and warranties to the buyers in connection with the sale that are considered typical of such transactions. Should there be a breach of those representations and warranties, the buyers must first make a claim against an insurance policy purchased by the US Hydro subsidiaries for claims arising from any such breach. As of August 4, 2010, the Fund is not aware of any such claims.

Financial information relating to US Hydro for the six and three months ended June 30, 2009 was as follows:

	Six Months Ended	Three Months Ended
	June 30, 2009	June 30, 2009
Revenues from US Hydro operations	$2,242	$1,196

Cost of revenues	677	324
Other expenses, net	962	431
Income tax (benefit) expense	(2)	208
Total expenses, net	1,637	963

Income from discontinued operations, net of income tax	605	233
Net earnings attributable to noncontrolling interest	(177)	(68)

Income from discontinued operations attributable to Growth Fund	$428	$165

4.             CASH AND CASH EQUIVALENTS

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2010, cash and cash equivalents exceeded federal insured limits by $4,103, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

5.             TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund records short-term payables to and receivables from certain of its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At June 30, 2010 and December 31, 2009, the Fund had outstanding receivables from and payables to affiliates, including estimated amounts that may be incurred while the Fund is in liquidation, as follows:

	Due From	Due To
	December 31, 2009	June 30, 2010	December 31, 2009

Ridgewood Power Management LLC	$-	$30	$11
Ridgewood Renewable Power LLC	-	783	1,633
Trust V	150	-	-
Egypt Fund	130	-	-

	$280	$813	$1,644

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

On March 20, 2007, Bergeron commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by the plaintiffs for an injunction. On February 29, 2008, the plaintiffs filed an amended complaint adding two additional investors, one in the Fund and one in Trust V, as the derivative plaintiffs. Discovery is ongoing and a trial is tentatively planned for January 2011, although no specific trial date has been scheduled. While Bergeron is no longer a party to the derivative action, the other plaintiff representatives continue to pursue this matter.

In May 2010, the Managing Shareholder formed a Special Litigation Committee comprised of two members independent of the Managing Shareholder, the Fund and Trust V. The charter of the committee is to perform an independent evaluation of the derivative action and, on behalf of the Fund and Trust V, make all trust decisions relative to the derivative action. The committee has retained counsel for the investigation and is in the process of reviewing documents and interviewing witnesses and has not yet completed its evaluation of the litigation. On June 7, 2010 the counsel for the Special Committee served a motion to stay further proceedings in the matter for four months after issuance of a court order on the motion to allow time for the Special Committee to complete its investigation and evaluation of the matter.  The Special Committee's request for the stay is being opposed by the plaintiffs' counsel and the Court has not yet ruled on the Special Committee's request for a stay.  The costs of the Special Committee are being borne by the Fund and Trust V.

On August 16, 2006, the Fund and several affiliated entities, including the Managing Shareholder, filed lawsuits against the former independent registered public accounting firm for the Fund and several affiliated entities, Perelson Weiner LLP (“Perelson Weiner”), in New Jersey Superior Court. The suit alleged professional malpractice and breach of contract in connection with audit and accounting services performed for the Fund and other plaintiffs by Perelson Weiner. On October 20, 2006, Perelson Weiner filed a counterclaim against the Fund and other plaintiffs, alleging breach of contract due to unpaid invoices with a combined total of approximately $1,200. In May 2010, this lawsuit was settled with no financial impact to the Fund.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of the Fund as of June 30, 2010 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this document. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2009 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties that may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Fund, including, without limitation, settlement of the Fund’s liabilities and obligations, and the outcome of the matters described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report,

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

Upon conversion to the liquidation basis of accounting, the Fund accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Fund evaluates the estimates and assumptions that can have a significant impact on the Fund’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Fund, actual costs incurred during the liquidation process may increase, reducing net assets available in liquidation and for future distributions to shareholders.

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

Results of Operations and Changes in Financial Condition

As the Fund adopted the liquidation basis of accounting effective March 3, 2010, any costs incurred and income received since then will be included in the condensed consolidated statements of changes in net assets. During the second quarter of 2010, net assets in liquidation decreased by $1.8 million to $3.3 million, primarily due to $1.6 million in shareholders distributions and $0.2 million for estimated Special Litigation Committee expenses.

The condensed consolidated statements of operations and the statements of cash flows are presented on a going concern basis of accounting and therefore only include results for the period from January 1, 2010 to March 2, 2010 and 2009 period and as a result, no comparative discussion is presented.

Future Liquidity and Capital Resource Requirements

The Fund believes that it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Fund intends to distribute excess cash to its shareholders after liquidating its remaining assets and satisfying its liabilities.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Fund has no off-balance sheet arrangements as of the date of this report.

In April 2005, NEH agreed to a settlement with a consultant, whereby NEH was required to make quarterly payments of $30,000 for as long as the Egypt projects remained operational. At the time of the sale of the Egypt business, the total amount payable to the consultant was recorded at $0.8 million, which was subsequently adjusted to $0.5 million, per the terms of the settlement agreement. The difference of $0.3 million was written-off and the Fund included its share of the write-off under income from discontinued operations, which is included in the accompanying condensed consolidated statements of operations. One half of this obligation was paid in May 2010 and the balance is to be paid in January 2011. In addition, in November 2003, NEH agreed to a settlement with a consultant, whereby NEH made a single payment of $0.3 million and is required to make monthly installment payments of $8,000 until June 2013. In May 2010, the Fund transferred its share of these liabilities, and the cash needed to satisfy them to the Managing Shareholder.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

For a discussion of developments regarding the Fund’s legal proceedings, see Note 6 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

ITEM 1A.  RISK FACTORS

Not required.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     RESERVED

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.		Description

2.1
Plan of Liquidation and Dissolution of The Ridgewood Power Growth Fund (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on May 5, 2010)

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

THE RIDGEWOOD POWER GROWTH FUND

Date: August 4, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 4, 2010	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)