Form 10-Q
period 2010-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2010-11-12
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
Yes ☐   No ☑

As of October 31, 2010, there were 658.2067 Investor Shares outstanding.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENT OF NET ASSETS AT SEPTEMBER 30, 2010 (Liquidation Basis)
AND CONDENSED CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2009 (Going Concern Basis)
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,358	$159
Notes receivable	-	725
Assets related to discontinued operations	-	15,632
Due from affiliates	-	280
Prepaid expenses and other current assets	90	300

Total assets	$3,448	$17,096

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$801	$205
Other liabilities	-	1,029
Liabilities relating to discontinued operations	-	3,087
Due to affiliates	1,539	1,644
Total liabilities	$2,340	5,965

Commitments and contingencies

Equity (deficit):
Investor Shareholders’ equity (658.2067 Investor Shares issued
and outstanding)		7,843
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)		(491)
Total Growth Fund shareholders’ equity		7,352
Noncontrolling interest in subsidiary		3,779
Total equity		11,131

Total liabilities and equity		$17,096

Net assets in liquidation	$1,108

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
FOR THE PERIOD FROM MARCH 3, 2010 TO SEPTEMBER 30, 2010
(Liquidation Basis)
(unaudited, in thousands, except per share data)

Shareholders’ equity at March 2, 2010	$6,995
Estimated future management fees to Managing Shareholder	(1,260)
Estimated liquidation accruals	(645)
Net assets in liquidation at March 31, 2010	5,090

Distribution to shareholders	(1,646)
Estimated Special Litigation Committee expenses	(150)
Net assets in liquidation at June 30, 2010	3,294

Adjustment to estimated future management fees to be incurred during liquidation	(457)
Adjustment to estimated liquidation accruals	98
Adjustment to estimated Special Litigation Committee expenses	(1,827)

Net assets in liquidation at September 30, 2010	$1,108

Distributions per Investor Share during nine months ended September 30, 2010	$2,500
Distributions per Investor Share during three months ended September 30, 2010	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Going Concern Basis)
(unaudited, in thousands, except per share data)

	Period from January 1, 2010 to March 2, 2010	Nine Months Ended September 30, 2009	Three Months Ended September 30, 2009

Operating expenses:
General and administrative expenses	$119	$706	$148
Management fee to Managing Shareholder	274	1,234	411
Total operating expenses	393	1,940	559

Loss from operations	(393)	(1,940)	(559)

Other income (expense):
Interest income	6	-	-
Interest expense	(20)	(104)	(45)
Other (expense) income, net	-	(171)	60
Total other (expense) income, net	(14)	(275)	15

Loss from continuing operations	(407)	(2,215)	(544)

Income (loss) from discontinued operations, net of income tax (see Note 3)
NEH (including related loss on disposal)	257	1,578	886
US Hydro	-	419	(186)
	257	1,997	700

Net (loss) income	(150)	(218)	156

Net earnings attributable to noncontrolling interest	(107)	(648)	(228)

Net loss attributable to Growth Fund	$(257)	$(866)	$(72)

Amount attributable to Growth Fund shareholders - Net (loss) income:
Continuing operations	$(407)	$(2,215)	$(544)
Discontinued operations	150	1,349	472

	$(257)	$(866)	$(72)
Managing Shareholder - Net (loss) income:
Continuing operations	$(4)	$(22)	$(5)
Discontinued operations	2	13	4

Investor Shareholders - Net (loss) income:
Continuing operations	(403)	(2,193)	(539)
Discontinued operations	148	1,336	468

Net (loss) income per Investor Share:
Continuing operations	(612)	(3,332)	(818)
Discontinued operations	225	2,029	710

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
PERIOD FROM JANUARY 1, 2010 TO MARCH 2, 2010 AND NINE MONTHS ENDED SEPTEMBER 30, 2009
(Going Concern Basis)
(unaudited, in thousands)

	Growth Fund Shareholders' Equity (Deficit)
	Investor	Managing	Noncontrolling	Total
	Shareholders' Equity	Shareholder Deficit	Interest	Equity
Balance at December 31, 2009	$7,843	$(491)	$3,779	$11,131
Net (loss) income	(255)	(2)	107	(150)
Foreign currency translation adjustment	(99)	(1)	(47)	(147)
Capital contribution	-	-	320	320
Disposal of noncontrolling interest	-	-	(4,159)	(4,159)

Balance at March 2, 2010	$7,489	$(494)	$-	$6,995

Balance at December 31, 2008	$17,078	$(396)	$6,954	$23,636
Net (loss) income	(857)	(9)	648	(218)
Foreign currency translation adjustment	171	1	81	253
Capital distributions	-	-	(44)	(44)

Balance at September 30, 2009	$16,392	$(404)	$7,639	$23,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(unaudited, in thousands)

	Period from January 1, 2010 to March 2, 2010	Nine Months Ended September 30, 2009

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(9,638)	$3,789

Cash flows from investing activities:
Capital expenditures	-	(1,237)
Collections from notes receivable	725	-
Net proceeds from disposal of REFI	8,853	-
Net cash provided by (used in) investing activities	9,578	(1,237)

Cash flows from financing activities:
Repayments under bank loans	-	(1,340)
Cash distributions to noncontrolling interest	-	(44)
Net cash used in financing activities	-	(1,384)

Effect of exchange rate on cash and cash equivalents	-	(19)

Net (decrease) increase in cash and cash equivalents	(60)	1,149
Cash and cash equivalents, beginning of year	159	1,120

Cash and cash equivalents, end of period	$99	$2,269

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

1.             DESCRIPTION OF BUSINESS

The Ridgewood Power Growth Fund (the “Fund”) is a Delaware trust formed on February 18, 1997. The Fund began offering shares in February 1998 and concluded its offering in April 2000. Prior to the adoption of the Fund’s Plan of Dissolution (described below), the objective of the Fund was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Fund is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). Historically, the Fund focused primarily on independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad.

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

The Fund has reflected the results of US Hydro and NEH operations as discontinued operations in the accompanying condensed consolidated statements of operations for all periods presented. The assets and liabilities related to US Hydro and NEH were reflected as assets and liabilities of discontinued operations in the condensed consolidated balance sheet at December 31, 2009. See Note 3, for further discussion of the US Hydro and NEH sales.

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

The Plan of Dissolution gives sole authority to the Managing Shareholder to conduct the Fund’s dissolution, liquidation and termination without additional shareholder approval. As of November 12, 2010, the Fund has not been liquidated, primarily due to on-going litigation discussed in Note 6. The Managing Shareholder is unable to estimate when this litigation will be resolved and what financial impact the litigation will have on the Fund’s net assets.

The Fund has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed consolidated financial statements.

2.             BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the consolidated financial statements for the periods presented. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed consolidated financial statements should be read in conjunction with the Fund’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 (the “2009 Form 10-K”).

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The condensed consolidated financial statements for periods prior to March 3, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Fund’s Plan of Dissolution on March 3, 2010, the Fund adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Fund is probable. Under this basis of accounting, assets are valued at their net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Fund accrued known estimated values of assets expected to be received and known estimated costs to be incurred in liquidation. On an ongoing basis, the Fund evaluates the estimates and assumptions that can have a significant impact on the Fund’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. Liabilities of NEH subsequent to March 2, 2010 are reflected net of noncontrolling interests.

Certain items in previously issued financial statements have been reclassified for comparative purposes.

3.             DISCONTINUED OPERATIONS

NEH

On December 10, 2009, NEH entered into a sale and purchase agreement whereby NEH received a return of a portion of its investments and simultaneously disposed of all of its interest, in REFI for cash. In February 2010, the Managing Shareholder, on behalf of the Fund and the Egypt Fund, solicited the approval of the Investor Shares for the sale of the Egypt business. The shareholders of both the Fund and the Egypt Fund approved the transaction, and on March 2, 2010, NEH received gross proceeds, prior to expenses, of $13,000 of which $8,853 was allocated to the Fund.

The transaction agreements did not give the purchasers any rights to post-closing claims for indemnification against NEH, the Fund, Trust V or Egypt Fund. Under the transaction agreements, all parties mutually agreed to release each other from any and all claims they may have against each other. Neither NEH nor the Fund, Trust V or Egypt Fund made any representations or warranties in connection with the transaction.

Financial information relating to NEH, including the loss recognized from the sale of REFI, for the period from January 1, 2010 to March 2, 2010 and for the nine and three months ended September 30, 2009 was as follows:

	Period Ended	Nine Months Ended	Three Months Ended
	March 2, 2010	September 30, 2009	September 30, 2009

Revenues from NEH operations	$1,939	$9,732	$3,785

Cost of revenues	1,617	5,997	2,236
Other expenses, net	3	1,948	623
Income tax expense	-	209	40
Total expenses, net	1,620	8,154	2,899

Income from discontinued operations, net of income tax	319	1,578	886
Loss on disposal	(62)	-	-
	257	1,578	886
Net earnings attributable to noncontrolling interest	(107)	(526)	(283)

Income from discontinued operations attributable to Growth Fund	$150	$1,052	$603

The loss on disposal represents sale proceeds, less transaction costs and the net asset value of NEH. The Managing Shareholder waived its right to receive its 1% of the distributions from this transaction. As a result, the loss from the sale and related cash distributions have been allocated solely to Investor Shares.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

US Hydro

On November 20, 2009, subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash all of their respective equity interests in US Hydro projects. The total gross purchase price of the sale, including a post-closing adjustment made in 2010 for estimated working capital at the time of the sale, totaled $5,409, of which $3,830 was allocated to the Fund. In November 2009, the Fund recorded a gain of $944 on the disposition of the US Hydro projects.

Other than the assumption by the sellers of liabilities that the Managing Shareholder considers to be immaterial, there are no remaining payment obligations on the part of the US Hydro subsidiaries or the buyers. The US Hydro subsidiaries gave a limited number of representations and warranties to the buyers in connection with the sale that are considered typical of such transactions. Should there be a breach of those representations and warranties, the buyers must first make a claim against an insurance policy purchased by the US Hydro subsidiaries for claims arising from any such breach. As of November 12, 2010, the Fund is not aware of any such claims.

Financial information relating to US Hydro for the nine and three months ended September 30, 2009 was as follows:

	Nine Months Ended	Three Months Ended
	September 30, 2009	September 30, 2009
Revenues from US Hydro operations	$2,524	$282

Cost of revenues	1,097	420
Other expenses, net	1,316	354
Income tax benefit	(308)	(306)
Total expenses, net	2,105	468

Income (loss) from discontinued operations, net of income tax	419	(186)
Net (earnings) loss attributable to noncontrolling interest	(122)	55

Income (loss) from discontinued operations attributable to Growth Fund	$297	$(131)

4.             CASH AND CASH EQUIVALENTS

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At September 30, 2010, cash and cash equivalents exceeded federal insured limits by $2,977, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities.

5.             TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund records short-term payables to and receivables from its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees, do not bear interest. At September 30, 2010 and December 31, 2009, the Fund had outstanding receivables from and payables to affiliates, including estimated amounts that may be incurred while the Fund is in liquidation, as follows:

	Due From	Due To
	December 31, 2009	September 30, 2010	December 31, 2009

Ridgewood Power Management LLC	$-	$225	$11
Ridgewood Renewable Power LLC	-	838	1,633
Trust V	150	476	-
Egypt Fund	130	-	-

	$280	$1,539	$1,644

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

6.             COMMITMENTS AND CONTINGENCIES

On December 30, 2005, an investor in the Fund and several affiliated entities, Paul Bergeron, on behalf of himself and as Trustee for the Paul Bergeron Trust (“Bergeron”), filed a Complaint in the Federal District Court in Massachusetts. The action was brought against, among others, the Managing Shareholder and persons who are, or were, officers of the Managing Shareholder. In June 2009, this lawsuit was settled with the Managing Shareholder making a payment to Bergeron and purchasing its interests in the Fund and other funds managed by the defendants. The amount of the settlement allocated to the Fund by the Managing Shareholder totaled $260.

On March 20, 2007, Bergeron commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair, and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by Bergeron for an injunction. On February 29, 2008, an amended complaint was filed adding two additional investors, one in the Fund and one in Trust V, as the derivative plaintiffs. On October 6, 2010, the Superior Court allowed the plaintiffs to file a Second Amended Complaint adding a claim that the defendants breached fiduciary duties to the Fund and Trust V by forming affiliated funds to finance the expansion of underlying projects in which each of the Fund and Trust V had an interest rather than using alternative financing, which resulted in a misallocation of sale proceeds. Discovery is ongoing and a trial is tentatively planned for December 2011, although no specific trial date has been scheduled. While Bergeron is no longer a party to this derivative action, the other plaintiff representatives continue to pursue this matter.

In May 2010, the Managing Shareholder formed a Special Litigation Committee comprised of two members independent of the Managing Shareholder, the Fund and Trust V. The purpose of the committee, as stated in its charter (filed as Exhibit 99.1 to this Form 10-Q), is to perform an independent evaluation of the derivative action and make all decisions on behalf of the Fund and Trust V relative to the derivative action. The Special Litigation Committee has retained legal counsel and has reviewed documents and interviewed witnesses related to the litigation. On October 29, 2010, the Special Litigation Committee issued its report finding that, in the committee’s opinion, there is not sufficient evidence to support the plaintiffs’ allegations and the chance of the plaintiffs succeeding on the merits of the complaint to be extremely poor. The Special Litigation Committee concluded that the Fund and Trust V should move to have the complaint dismissed and the litigation ended. Counsel to the committee is currently preparing a motion to the Superior Court reflecting this conclusion. The plaintiffs have challenged the authority of the Special Litigation Committee, but the Superior Court has not ruled on the challenge. The costs of the Special Litigation Committee are being borne by the Fund and Trust V.  As of September 30, 2010, the Fund’s share of total estimated expenses relating to the Special Litigation Committee is approximately $2,100. The estimated expenses relating to the Special Litigation Committee do not include amounts, if any, that the Fund may be required to pay in settlement of, or upon an adverse judgment, regarding this matter.

The Fund may become subject to legal proceedings involving ordinary and routine claims related to its business activities. The ultimate legal and financial liability with respect to all such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Fund may be required to record additional litigation expense. While it is not possible to predict the outcome of the litigation discussed in this Note with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Fund, based on its evaluation of matters which are pending or asserted, the Fund’s management believes the disposition of such matters will not have a material adverse effect on the Fund’s financial condition.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Fund as of September 30, 2010 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this document. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2009 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•
possible contingent liabilities and risks associated with the dissolution and liquidation of the Fund, including, without limitation, settlement of the Fund’s liabilities and obligations, and the outcome of the matters described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report,

•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Fund, including without limitation, the fees and expenses of the Special Litigation Committee,
• •
the actual timing of the completion of the liquidation process, including , without limitation, the timing of  resolution of the matters described in Part I, Item 1, Note 6. “Commitments and Contingencies” of this report, and the amount and timing of liquidating distributions, if any.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s condensed consolidated financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions that affect the reported amount of the Fund’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the condensed consolidated financial statements.

Results of Operations and Changes in Financial Condition

As the Fund adopted the liquidation basis of accounting effective March 3, 2010, any costs incurred and income received since then will be included in the condensed consolidated statements of changes in net assets. During the third quarter of 2010, net assets in liquidation decreased by $2.2 million to $1.1 million, primarily due to an increase of $1.8 million in estimated Special Litigation Committee expenses resulting from billings from the special committee being higher than estimated and an increase of approximately $0.4 million in estimated future management fees to the Managing Shareholder reflecting the Fund potentially remaining open longer than originally estimated.

The condensed consolidated statements of operations and the statements of cash flows are presented on a going concern basis of accounting and therefore only include results for the period from January 1, 2010 to March 2, 2010 and 2009 period and as a result, no comparative discussion is presented.

Future Liquidity and Capital Resource Requirements

The Fund believes that it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Fund intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities.

Off-Balance Sheet Arrangements and Contractual Obligations and Commitments

The Fund has no off-balance sheet arrangements as of the date of this report.

In April 2005, NEH agreed to a settlement with a consultant, whereby NEH was required to make quarterly payments of $30,000 for as long as the Egypt projects remained operational. At the time of the sale of the Egypt business, the total amount payable to the consultant was recorded at $0.8 million, which was subsequently adjusted to $0.5 million, per the terms of the settlement agreement. The difference of $0.3 million was written-off and the Fund included its share of $0.2 million in write-off under income from discontinued operations, which is included in the accompanying condensed consolidated statements of operations. One half of this obligation was paid in May 2010 and the balance of $0.2 million is to be paid in January 2011. In addition, in November 2003, NEH agreed to a settlement with another consultant, whereby NEH made a single payment of $0.3 million and is required to make monthly installment payments of $8,000 until June 2013. In May 2010, the Fund transferred its share of these liabilities of approximately $0.5 million, and the cash in the same amount to satisfy them to the Managing Shareholder.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive Officer and Chief Financial Officer have concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

2.1
Plan of Liquidation and Dissolution of The Ridgewood Power Growth Fund (incorporated by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q filed by the Registrant with the SEC on May 5, 2010).

99.1	*	Charter of Special Litigation Committee.

31.1	*	Certification of Randall D. Holmes, Chief Executive Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	*	Certification of Jeffrey H. Strasberg, Chief Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a).

32	*
Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Randall D. Holmes, Chief Executive Officer of the Registrant, and Jeffrey H. Strasberg, Chief Financial Officer of the Registrant.

_________________
*           Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RIDGEWOOD POWER GROWTH FUND

Date: November 12, 2010	By:	/s/ Randall D. Holmes
Randall D. Holmes
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)