Form 10-K
period 2010-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2011-02-18
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at January 31, 2011 was 658.2067.

FORM 10-K

PART I

Forward-Looking Statements

Certain statements discussed in Item 1. “Business”, Item 3. “Legal Proceedings”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the financial statements and related notes referred to in Item 8. “Financial Statements and Supplementary Data”, and elsewhere in this Annual Report on Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

•	costs incurred in connection with the carrying out of the plan of liquidation and dissolution of the Fund, including without limitation, the fees and expenses of the Special Litigation Committee,
•	the actual timing of the completion of the liquidation process, including, without limitation, the timing of the resolution of the matters described in Item 3. “Legal Proceedings” of this report, and
•	the amount and timing of liquidating distributions, if any.

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

The Fund owned water desalinization plants located in Egypt and hydro-electric projects located in the US that were sold in March 2010 and November 2009, respectively, as discussed below.

On March 2, 2010, the date of the sale of Egypt business, the Plan of Liquidation and Dissolution of The Ridgewood Power Growth Fund (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the business of the Fund shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Fund’s shareholders and then proceed to terminate the Fund and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Fund is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Fund’s ability to make future distributions to shareholders. The process of accounting for the Fund’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the amount or timing of any future distributions by the Fund.

There is no public market for investor shares of beneficial interest (“Investor Shares”) and one is not likely to develop. In addition, Investor Shares are subject to significant restrictions on transfer and resale and cannot be transferred or resold except in accordance with the Fund’s Declaration of Trust (“Declaration of Trust”) and applicable federal and state securities laws.

Managing Shareholder

RRP, via a predecessor corporation, was founded in 1991 by Robert E. Swanson. As the Managing Shareholder, RRP has direct and exclusive control over the management of the Fund’s operations.

RRP performed, or arranged for the performance of, the operation and maintenance of the projects invested in by the Fund and continues to perform the management and administrative services required for Fund operations. Among other services, RRP administers the Fund’s accounts, including tax and other financial information, and handles relations with the Fund’s shareholders. RRP also provides the Fund with office space, equipment and facilities and provides other services necessary for its operation. Under the Plan of Dissolution, the Managing Shareholder has sole authority to dissolve, liquidate and terminate the Fund.

As compensation for its management services, the Managing Shareholder is entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, and (ii) a 25% interest in the cash distributions made by the Fund in excess of a certain threshold amount expressed in terms of shareholder returns, which has not been, and is not expected to be, achieved by the Fund. The Managing Shareholder is also entitled to receive reimbursement from the Fund for operating expenses incurred by the Fund, or on behalf of the Fund, and paid by RRP as the Managing Shareholder. RRP has arranged for administrative functions required to be performed for the Fund to be performed by an affiliate of RRP, Ridgewood Power Management LLC (“RPM”), at RPM’s cost. Those costs are reimbursed to RPM by the Fund. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated funds and investment vehicles similar to the Fund and, through RPM, provides services to those entities similar to those provided to the Fund.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Fund.

Ridgewood Egypt

From 1999 through 2001, the Fund, Ridgewood Electric Power Trust V (“Trust V”) and Ridgewood/Egypt Fund (“Egypt Fund”) formed and funded Ridgewood Near East Holdings LLC and its wholly-owned subsidiary, RW Egyptian Holdings LLC (collectively, “NEH”), to develop electric power and water desalinization plants for resort hotels along the Red Sea in Egypt. NEH controlled and owned all contractual rights to the ownership of Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”). The Fund owned 68.1%, Trust V owned 14.1% and Egypt Fund owned 17.8% of NEH.

On March 2, 2010, NEH disposed of all of its interest in REFI for cash to Mr. Zaki Girges, the general manager of REFI, and El Orouba for Water Desalination S.A.E., an Egyptian joint stock company (“El Orouba”) owned by Mr. Girges and his family. NEH received gross proceeds, prior to expenses, of $13 million, of which $8.9 million was allocated to the Fund.

The transaction agreements did not give the purchasers any rights to post-closing claims for indemnification against NEH, the Fund, Trust V or Egypt Fund. Under the transaction agreements, all parties mutually agreed to release each other from any and all claims they may have against each other. Neither NEH, the Fund, Trust V nor Egypt Fund made any representations or warranties to any party in connection with the transaction.

In December 2010, NEH was dissolved.

US Hydro

From April 2000 through November 2002, the Fund and Trust V acquired hydro-electric generating facilities from Synergics, Inc. These facilities were owned by US Hydro Corporation (“US Hydro”), which in turn was owned 70.8% by the Fund and 29.2% by Trust V.

On November 20, 2009, subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash all of their respective equity interests in the US Hydro projects to KEI (USA) Power Management Inc. and certain of its subsidiaries (“KEI USA”), which are affiliated with Kruger Energy, Inc., a Canada-based international company. The total gross proceeds from the sale, including a post-closing adjustment made in January 2010 for working capital at the time of the sale, totaled $5.4 million, of which $3.8 million was allocated to the Fund. US Hydro retained ownership of a note receivable totaling $1.1 million, which was assigned to the Fund and Trust V, and various minor land parcels with an insignificant estimated fair value. The note receivable was collected in full in February 2010, and approximately $0.8 million in proceeds were allocated to the Fund. The land parcels were disposed of in 2010 for no value.

There are no remaining payment obligations on the part of the US Hydro subsidiaries or the buyers related to the sale of the US Hydro projects. The US Hydro subsidiaries gave a limited number of representations and warranties to the buyers in connection with the sale that are considered typical of such transactions. Should there be a breach of those representations and warranties, the buyers must first make a claim against an insurance policy purchased by the US Hydro subsidiaries for claims arising from any such breach. As of the date of the filing of this report, the Fund is not aware of any such claims.

In September 2010, US Hydro was dissolved and its remaining assets were distributed to the Fund and Trust V according to their respective ownership interests.

Insurance

The Fund has in place, either directly or, prior to the sale of its operating investments, through investee companies, insurance typical for activities such as those conducted by the Fund or its investee companies. These policies include property and casualty, business interruption, workman’s compensation and political risk insurance, which the Fund believes to be appropriate.

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

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

The Fund has divested itself of all its operating assets and no longer owns any properties.

ITEM 3.     LEGAL PROCEEDINGS

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair, and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by Bergeron for an injunction. On February 29, 2008, an amended complaint was filed adding two additional investors, one in the Fund and one in Trust V, as derivative plaintiffs. On October 6, 2010, the Superior Court allowed the plaintiffs to file a second amended complaint adding a claim that the defendants breached fiduciary duties to the Fund and Trust V by forming affiliated funds to finance the expansion of underlying projects in which each of the Fund and Trust V had an interest rather than using alternative financing, which resulted in a misallocation of sale proceeds. Discovery is ongoing and a trial is tentatively planned for December 2011, although no specific trial date has been scheduled. As previously reported, Bergeron is no longer a party to this derivative action; however the other plaintiffs continue to pursue this matter.

In May 2010, the Managing Shareholder formed a Special Litigation Committee comprised of two members independent of the Managing Shareholder, the Fund and Trust V. The purpose of the committee, as stated in its charter, is to perform an independent evaluation of the derivative action and make all decisions on behalf of the Fund and Trust V relative to the derivative action. The Special Litigation Committee has retained legal counsel and has reviewed documents and interviewed witnesses related to the litigation. On October 29, 2010, the Special Litigation Committee issued its report finding that, in the committee’s opinion, there is not sufficient evidence to support the plaintiffs’ allegations and the chance of the plaintiffs succeeding on the merits of the complaint to be extremely poor. The Special Litigation Committee concluded that the Fund and Trust V should move to have the complaint dismissed and the litigation ended. Counsel to the Special Litigation Committee has filed a motion to dismiss.  It is expected that a briefing schedule will be set in the near future. The plaintiffs have challenged the authority of the Special Litigation Committee, but the Superior Court has not ruled on the challenge. The costs of the Special Litigation Committee are being borne by the Fund and Trust V.

ITEM 4.    RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Fund’s Investor Shares and one is not expected to develop.

Holders

As of January 31, 2011, there were 1,357 holders of Investor Shares.

Dividends

Fund distributions for the years ended December 31, 2010 and 2009 were as follows (in thousands, except per share data):

	2010	2009
Distributions to Investors	$1,646	$823
Distributions per Investor Share	2,500	1,250

The Fund did not make any distributions to the Managing Shareholder during 2010 and 2009. The Fund does not anticipate additional distributions until the Fund has completed the liquidation process, at which time, the Fund’s remaining cash, if any, will be distributed to the holders of Investor Shares.

ITEM 6.    SELECTED FINANCIAL DATA

Not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Fund’s Audited Consolidated Financial Statements and Notes, which are included in this Annual Report on Form 10-K beginning on page F-1. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Fund’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K.

Overview

The Fund is a Delaware trust formed on February 18, 1997. Historically, the Fund focused primarily on independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. RRP, a New Jersey limited liability company, is the Managing Shareholder of the Fund and has direct and exclusive control over the management and operations of the Fund.

The Fund’s accompanying consolidated financial statements include the accounts of the Fund and its formerly majority owned subsidiaries. Prior to March 2010, the Fund owned a 68.1% NEH and the remaining noncontrolling interests were owned by Trust V (14.1%) and Egypt Fund (17.8%). Prior to November 2009, the Fund also owned a 70.8% interest in US Hydro and the remaining noncontrolling interests were owned by Trust V.

On March 2, 2010, NEH sold its interests in its wholly owned subsidiary, REFI, for cash to Mr. Zaki Girges, the general manager of REFI, and El Orouba, which is owned by Mr. Girges and his family. NEH received gross proceeds, prior to expenses, of $13 million, of which $8.9 million was allocated to the Fund.

In addition to its other operating assets, REFI also owned, through a combination of direct and indirect ownership, 75.9% of Sinai For Environmental Services S.A.E. (“Sinai”).

On November 20, 2009, subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash all of their respective equity interests in US Hydro projects to KEI USA. The total gross proceeds from the sale, including a post-closing adjustment made in January 2010 for working capital at the time of the sale, totaled $5.4 million, of which $3.8 million was allocated to the Fund.

Prior to the sale of the Fund’s subsidiaries, the interests of Trust V and Egypt Fund in the Fund’s subsidiaries, and the interests of the other owners of Sinai, are presented as noncontrolling interests in the consolidated financial statements.

On March 2, 2010, the date of the sale of REFI, the Fund’s Plan of Dissolution became effective. Under the Plan of Dissolution, the business of the Fund shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Fund’s shareholders and then proceed to terminate the Fund and its reporting obligations under the Exchange Act.  Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Fund’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Fund has not been liquidated, primarily due to on-going litigation discussed in Item 3. “Legal Proceedings”. The Managing Shareholder is unable to estimate when this litigation will be resolved and what financial impact the litigation will have on the Fund’s net assets and the timing or amount of any future distributions to shareholders.

Liquidation Basis of Accounting

The Fund’s consolidated financial statements for periods prior to March 3, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Fund’s Plan of Dissolution on March 3, 2010, the Fund adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Fund is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

Upon conversion to the liquidation basis of accounting, the Fund accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred during liquidation. On an ongoing basis, the Fund evaluates the estimates and assumptions that could have a significant impact on the Fund’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates. If there are delays in liquidating the Fund, actual costs incurred during the liquidation process would increase, reducing net assets available in liquidation and for future distributions to shareholders.

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

Results of Operations and Changes in Financial Condition

The consolidated statements of operations and the statements of cash flows are presented on a going concern basis of accounting and therefore only include results for the period from January 1, 2010 to March 2, 2010 and for the year ended December 31, 2009 and as a result, no comparative discussion is presented.

Presented below is a reconciliation of shareholders’ equity at March 2, 2010, measured on a going concern basis, and net assets at December 31, 2010, measured on a liquidation basis (in thousands):

Shareholders’ equity at March 2, 2010 (going concern basis)	$6,995
Estimated management fees to be incurred during liquidation1	(1,391)
Estimated Special Litigation Committee expenses2	(2,546)
Distribution to shareholders	(1,646)
Estimated liquidation accruals3	(644)
Net assets in liquidation at December 31, 2010	$768

1 Management fees represent the actual amounts paid since March 2, 2010 (approximately $1,000 through December 31, 2010) and the future amounts the Fund is estimated to pay the Managing Shareholder for the services it provides.
2  Represents expenses already paid since March 2, 2010 (approximately $2,400 through December 31, 2010) and estimated to be paid to the Special Litigation Committee.
3 This includes legal, accounting and other professional fees paid since March 2, 2010 (approximately $300 through December 31, 2010) and expected to be incurred in the future relating to the wind down activities of the Fund.

For the purposes of the Fund’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Fund will be completed by September 30, 2011. If the liquidation of the Fund, including the resolution of the litigation discussed in Item 3 above, is not completed by that date, the actual expenses that the Fund will incur will likely increase.

During 2010, the Managing Shareholder collected $1 million in management fees and permanently waived $0.6 million in management fees it had a right to collect under a management agreement between the Fund and the Managing Shareholder. In the future, the Managing Shareholder anticipates waiving additional management fees, though it is under no obligation to do so.

Future Liquidity and Capital Resource Requirements

The Fund believes that it has sufficient cash and cash equivalents to provide working capital for the next 12 months. The Fund intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities.

Off-Balance Sheet Arrangements

None.

Contractual Obligations and Commitments

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited consolidated financial statements of the Fund, including the notes thereto and the report of the Fund’s independent registered public accounting firm thereon, are presented beginning on page F-1 of this Form 10-K.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Fund’s management, with the participation of the Fund’s Chief Executive and Financial Officer, has evaluated the effectiveness of the Fund’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Fund’s Chief Executive and Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Fund in reports filed pursuant to Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that information required to be disclosed by the Fund is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

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

Management of the Fund, including its Chief Executive and Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Fund’s management concluded that as of December 31, 2010, the Fund’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Fund’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Fund’s independent registered public accounting firm pursuant to SEC rules that permit the Fund to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2010, the officer positions of Chief Executive Officer and Chief Financial Officer were combined due to staffing reductions. Management has concluded that this potential lack of segregation of duties is not a significant deficiency due to the significantly reduced activities of the Fund as it is in the process of liquidation. As a result, the Fund’s Chief Executive and Financial Officer has concluded that there has been no change in the Fund's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Fund’s Managing Shareholder, RRP, was originally founded in 1991. The Managing Shareholder has very broad authority, including the authority to elect executive officers of the Fund.

Each of the executive officers of the Fund also serves in a similar capacity as an executive officer of the Managing Shareholder. The executive officers of the Fund are as follows:

Name, Age and Position with Registrant	Officer Since
Robert E. Swanson, 64
Chairman	1997
Jeffrey H. Strasberg, 53
President and Chief Executive and Financial Officer	2007
Daniel V. Gulino, 50
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of, and certain biographical information regarding the executive officers of the Fund:

Robert E. Swanson has served as Chairman of the Fund, the Managing Shareholder and affiliated trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy Corporation (“Ridgewood Energy”), Ridgewood Capital Management LLC (“Ridgewood Capital”) and other affiliates of the Fund. Mr. Swanson has been President and registered principal of Ridgewood Securities Corporation (“Ridgewood Securities”) since its formation in 1982, has served as the Chairman of the Board of Ridgewood Capital since its organization in 1998 and has served as Chief Executive Officer of Ridgewood Energy since its inception in 1982. Mr. Swanson is a member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Fund, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. In November 2010, Mr. Strasberg was also appointed to serve as President and Chief Executive Officer of the Fund, the Managing Shareholder and affiliated trusts. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

Board of Directors and Board Committees

The Fund does not have its own board of directors or any board committees. The Fund relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. Officers of the Fund are not directly compensated by the Fund, and all compensation matters are addressed by the Managing Shareholder, as described in Item 11. “Executive Compensation”. Because the Fund does not maintain a board of directors and because officers of the Fund are compensated by the Managing Shareholder, the Managing Shareholder believes that it is appropriate for the Fund not to have a nominating, audit or compensation committee.

Special Litigation Committee

In May 2010, the Managing Shareholder, on behalf of the Fund and Trust V, formed a Special Litigation Committee to perform an independent evaluation of the derivative action against the Fund and Trust V discussed in Item 3. “Legal Proceedings” and to make all decisions on behalf of the Fund and Trust V relative to the derivative action. The Special Litigation Committee is comprised of two members who are not otherwise affiliated with the Fund, Trust V or the Managing Shareholder, or any affiliates thereof. There is no relationship between either of the Special Litigation Committee members and the Fund, Trust V or the Managing Shareholder that would preclude him from serving as an independent director of the Fund, Trust V or the Managing Shareholder under the NASDAQ Marketplace Rules. The two members of the committee are:

Mr. Grover C. Brown, 75, who is currently special counsel at the law firm of Gordon, Fournaris and Mammarella, P.A.  Mr. Brown served as Chancellor on the Delaware Court of Chancery from 1982 to 1985, served as Vice Chancellor from 1973 to 1982, and served as Judge in Delaware Family Court from 1971 to 1973. Prior to serving on the bench, Mr. Brown served as Deputy Attorney General of the State of Delaware from 1964 to 1967. The Managing Shareholder determined that Mr. Brown should serve as a member of the Special Litigation Committee based on his experience presiding over numerous cases involving shareholder derivative claims and special litigation committees.

Mr. Robert P. Wax, 62, who currently serves as an arbitrator and mediator of commercial, energy, construction and corporate matters with Charter Resolution LLC, an independent alternative dispute resolution firm owned by Mr. Wax. From 1998 to 2003, Mr. Wax headed the energy practice for LeBoeuf, Lamb, Greene & MacRae, L.L.P. in that firm's Connecticut office. Mr. Wax has also been Senior Vice President, Secretary and General Counsel of Northeast Utilities, a Fortune 500 Company. The Managing Shareholder determined that Mr. Wax should serve as a member of the Special Litigation Committee based on his experience as a general counsel of a power utility and his knowledge of arbitration and dispute resolution.

The members of the Special Litigation Committee are paid on a fixed contracted hourly rate plus out of pocket expenses, which are allocated between the Fund and Trust V by the Managing Shareholder.

Managing Shareholder

The Fund operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”). The Fund’s Management Agreement details how the Managing Shareholder is to render management, administrative and investment advisory services to the Fund. Specifically, the Managing Shareholder performs (or may arrange for the performance of) the management and administrative services required for the operation of the Fund. Among other services, the Managing Shareholder administers the Fund’s accounts and handles relations with Fund’s shareholders, provides the Fund with office space, equipment and facilities and provides other services necessary for its operation, and conducts the Fund’s relations with custodians, depositories, accountants, attorneys, brokers and dealers, corporate fiduciaries, insurers, banks and others, as required.

The Managing Shareholder also has been responsible for making investment and divestment decisions for the Fund, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel, and the administrative and service expenses, necessary to perform the foregoing obligations. The Fund pays all other expenses of the Fund, including transaction expenses, valuation costs, expenses of preparing, printing and filing periodic reports for shareholders and the SEC, postage for Fund mailings, SEC filing fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Fund. The Fund reimburses the Managing Shareholder for all such Fund expenses that are paid by the Managing Shareholder.

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

Code of Ethics

In March 2004, the Managing Shareholder, for itself and for the Fund and its affiliates, adopted a Code of Ethics applicable to the principal executive officer, principal financial officer and principal accounting officer or controller (or any persons performing similar functions) of each such entity.  A copy of the Code of Ethics is filed as Exhibit 14 to this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

The Fund does not directly compensate its executives. Notwithstanding, the Managing Shareholder does not believe its compensation practices are likely to have a material adverse effect on the Fund. The Managing Shareholder believes that its compensation policies and practices do not encourage excessive risk taking.

During 2010 and 2009, the executive officers of the Fund did not receive compensation directly from the Fund or any of its subsidiaries. They provide managerial services to the Fund in accordance with the terms of the Fund’s Declaration of Trust and the Management Agreement. The Managing Shareholder, directly or through affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder and other funds managed by the Managing Shareholder and its affiliates.

The Fund does, however, pay the Managing Shareholder a management fee under the Management Agreement, and the Managing Shareholder may determine to use a portion of the proceeds from the management fee to pay compensation to executive officers of the Fund. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Fund’s Investor Shares as of January 31, 2011 (no person owns more than 5% of the outstanding Investor Shares) by:

•	each executive officer of the Fund (there are no directors); and
•	all of the executive officers of the Fund as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to all Investor Shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 658.2067 Investor Shares outstanding at January 31, 2011. Other than as set forth below, no officer of the Fund owns any shares of the Fund.

Name of beneficial owner	Number of shares (1)	Percent
Ridgewood Renewable Power LLC (Managing Shareholder) Robert E. Swanson, controlling member	2.25	*
Executive officers as a group	2.25	*

*           Represents less than one percent.

(1)
Does not include a management share in the Fund representing the beneficial interests and management rights of the Managing Shareholder in its capacity as the Managing Shareholder. The management share owned by the Managing Shareholder is the only issued and outstanding management share of the Fund. The material management rights and obligations of the Managing Shareholder are described in further detail in Item 1. “Business – Managing Shareholder”. The Managing Shareholder’s beneficial interest in cash distributions of the Fund and its allocable share of the Fund’s net profits and net losses and other items attributable to the management share are described in further detail below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Fund’s Management Agreement, the Fund is obligated to pay the Managing Shareholder an annual management fee of $1.6 million for each of the years ended December 31, 2010 and 2009, an amount equal to 2.5% of the total contributed capital of the Fund, as compensation for the services the Managing Shareholder provides to the Fund. The management fee is to be paid in monthly installments and, to the extent that the Fund does not pay the management fee on a timely basis, the Fund accrues interest at an annual rate of 10% on the unpaid balance. For the years ended December 31, 2010 and 2009, the Fund paid management fees of $1 million and $1.6 million, respectively. In the fourth quarter of 2010, the Managing Shareholder permanently waived $0.6 million of unpaid management fees and related interest. In the future, the Managing Shareholder anticipates waiving additional management fees, though it is under no obligation to do so.

Under an Operating Agreement with the Fund, RPM provided management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2010 and 2009, RPM charged the Fund’s projects $0.1 million and $0.4 million, respectively, for overhead items allocated in proportion to the amount invested in projects managed by RPM. In addition, for the years ended December 31, 2010 and 2009, RPM charged the Fund’s projects $0.2 million and $2.5 million, respectively, for identifiable direct expenses. These charges may not be indicative of cost that would have been incurred if the projects were not operated by RPM. While in liquidation, RPM will continue to provide nominal administrative services to the Fund.

Under the Declaration of Trust, the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Fund, other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders have received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholder is entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders, other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 25% of all remaining distributions of the Fund. The Managing Shareholder did not receive any distributions during 2010 and 2009. The Fund has not reached Payout and is not expected to do so.

The Fund’s income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders, other than the Managing Shareholder, in proportion to their ownership of Investor Shares. If the Fund has net losses for a fiscal period, the losses are allocated 99% to the shareholders, other than the Managing Shareholder, and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust. Losses allocated to shareholders, other than the Managing Shareholder, are apportioned among them in proportion to their ownership of Investor Shares.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder, other than the Managing Shareholder, would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder’s Adjusted Capital Account become negative, then any such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash distribution, as discussed above.

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Fund in liquidation, the Managing Shareholder is required to contribute to the capital of the Fund an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2010, no such contribution was required.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Fund’s principal independent registered public accounting firm, for the years ended December 31, 2010 and 2009 (in thousands):

	2010	2009
Audit fees	$62	$332
Tax fees	23	84
Total	$85	$416

Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services. For the years ended December 31, 2010 and 2009, the Fund did not incur any audit related fees.

Pre-Approval Policy and Procedures

The Fund does not have a board of directors or any board committees. The Fund relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. The Managing Shareholder pre-approves on an annual basis all audit services that may be performed by the Fund’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services, if any, on an engagement-by-engagement basis. All services performed for the Fund by its independent registered public accounting firm during the 2010 and 2009 periods were pre-approved by the Managing Shareholder.

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

14		Code of Ethics, adopted on March 1, 2004 (incorporated by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2006)

31	*	Certification of Jeffrey H. Strasberg, Chief Executive and Financial Officer of the Registrant, pursuant to Securities Exchange Act Rule 13a-14(a)

32	*
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by Jeffrey H. Strasberg, Chief Executive and Financial Officer of the Registrant

99.1		Charter of Special Litigation Committee (incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RIDGEWOOD POWER GROWTH FUND

Date: February 18, 2011	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer	February 18, 2011
Jeffrey H. Strasberg	(Principal Executive, Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer of Managing Shareholder	February 18, 2011
Jeffrey H. Strasberg

THE RIDGEWOOD POWER GROWTH FUND

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Statement of Net Assets at December 31, 2010 and Consolidated Balance Sheet at December 31, 2009	F-3
Consolidated Statement of Changes in Net Assets for the period from March 3, 2010 to December 31, 2010	F-4
Consolidated Statements of Operations and Comprehensive Loss for the period from January 1, 2010 to March 2, 2010 and for the year ended December 31, 2009	F-5
Consolidated Statements of Changes in Equity (Deficit) for the period from January 1, 2010 to March 2, 2010 and for the year ended December 31, 2009	F-6
Consolidated Statements of Cash Flows for the period from January 1, 2010 to March 2, 2010 and for the year ended December 31, 2009	F-7
Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
The Ridgewood Power Growth Fund

We have audited the accompanying consolidated statement of net assets in liquidation (liquidation basis) of The Ridgewood Power Growth Fund (a Delaware trust) as of December 31, 2010, and the related consolidated statement of changes in net assets in liquidation (liquidation basis) for the period from March 3, 2010 to December 31, 2010.  We also have audited the consolidated balance sheet as of December 31, 2009, and the related statements of operations and comprehensive loss, changes in equity (deficit) and cash flows for the year then ended, and the statements of operations and comprehensive loss, changes in equity (deficit) and cash flows for the period from January 1, 2010 to March 2, 2010.  These consolidated financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 1 to the consolidated financial statements, the shareholders of The Ridgewood Power Growth Fund approved the sale of its interests in the Egypt business and, as a result, the Fund’s plan of liquidation became effective on March 2, 2010.  The Fund has changed its basis of accounting for periods subsequent to March 2, 2010 from the going-concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation (liquidation basis) of The Ridgewood Power Growth Fund as of December 31, 2010, the consolidated changes in its net assets in liquidation (liquidation basis) for the period from March 3, 2010 to December 31, 2010, the consolidated financial position as of December 31, 2009, and the consolidated results of its operations and comprehensive loss and its cash flows for the year then ended and for the period from January 1, 2010 to March 2, 2010  in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
Edison, New Jersey
February 18, 2011

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENT OF NET ASSETS AT DECEMBER 31, 2010 (Liquidation Basis)
AND CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2009 (Going Concern Basis)
(in thousands, except share data)

	December 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,657	$159
Notes receivable	-	725
Assets related to discontinued operations	-	15,632
Due from affiliates	-	280
Prepaid expenses and other current assets	10	300

Total assets	$1,667	$17,096

LIABILITIES AND EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$355	$205
Other liabilities	-	1,029
Liabilities relating to discontinued operations	-	3,087
Due to affiliates	544	1,644
Total liabilities	$899	5,965

Commitments and contingencies

Equity (deficit):
Investor Shareholders’ equity (658.2067 Investor Shares issued
and outstanding)		7,843
Managing Shareholder’s accumulated deficit
(1 management share issued and outstanding)		(491)
Total Growth Fund shareholders’ equity		7,352
Noncontrolling interest in subsidiary		3,779
Total equity		11,131

Total liabilities and equity		$17,096

Net assets in liquidation	$768

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
FOR THE PERIOD FROM MARCH 3, 2010 TO DECEMBER 31, 2010
(Liquidation Basis)
(in thousands)

Shareholders’ equity at March 2, 2010	$6,995
Estimated future management fees to be incurred during liquidation	(1,391)
Estimated Special Litigation Committee expenses	(2,546)
Distributions to shareholders	(1,646)
Estimated liquidation accruals	(644)

Net assets in liquidation at December 31, 2010	$768

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Going Concern Basis)
(in thousands, except per share data)

	Period from January 1, 2010 to March 2, 2010	Year Ended December 31, 2009

Operating expenses:
General and administrative expenses	$119	$921
Management fee to Managing Shareholder	274	1,645
Total operating expenses	393	2,566

Loss from operations	(393)	(2,566)

Other income (expense):
Interest income	6	3
Interest expense	(20)	(160)
Other expense, net	-	(171)
Total other expense, net	(14)	(328)

Loss from continuing operations	(407)	(2,894)

Income (loss) from discontinued operations, net of income tax (see Note 4)
NEH (including related loss on disposal)	257	(9,201)
US Hydro (including related gain on disposal)	-	264
	257	(8,937)

Net loss	(150)	(11,831)

Net (earnings) loss attributable to noncontrolling interest	(107)	3,099

Net loss attributable to Growth Fund	(257)	(8,732)

Foreign currency translation adjustment	(100)	225

Comprehensive loss	$(357)	$(8,507)

Amount attributable to Growth Fund shareholders - Net (loss) income:
Continuing operations	$(407)	$(2,894)
Discontinued operations	150	(5,838)

	$(257)	$(8,732)
Managing Shareholder - Net (loss) income:
Continuing operations	$(4)	$(29)
Discontinued operations	2	(68)

Investor Shareholders - Net (loss) income:
Continuing operations	(403)	(2,865)
Discontinued operations	148	(5,770)

Net (loss) income per Investor Share:
Continuing operations	(612)	(4,353)
Discontinued operations	225	(8,767)

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
PERIOD FROM JANUARY 1, 2010 TO MARCH 2, 2010 AND YEAR ENDED DECEMBER 31, 2009
(Going Concern Basis)
(in thousands)

	Growth Fund Shareholders' Equity (Deficit)
	Investor	Managing	Noncontrolling	Total
	Shareholders' Equity	Shareholder Deficit	Interest	Equity
Balance at December 31, 2008	$17,078	$(396)	$6,954	$23,636
Net loss	(8,635)	(97)	(3,099)	(11,831)
Foreign currency translation adjustment	223	2	105	330
Disposal of noncontrolling interest	-	-	(1,130)	(1,130)
Capital contribution	-	-	1,152	1,152
Cash distributions	(823)	-	(203)	(1,026)
Balance at December 31, 2009	7,843	(491)	3,779	11,131

Net (loss) income	(255)	(2)	107	(150)
Foreign currency translation adjustment	(99)	(1)	(47)	(147)
Disposal of noncontrolling interest	-	-	(4,159)	(4,159)
Capital contribution	-	-	320	320

Balance at March 2, 2010	$7,489	$(494)	$-	$6,995

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(in thousands)

	Period from January 1, 2010 to March 2, 2010	Year Ended December 31, 2009
Cash flows from operating activities:
Net loss attributable to Growth Fund	$(257)	$(8,732)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	-	2,849
Provision for bad debts	-	217
Impairment of property, plant and equipment	-	11,366
Write-off of notes payable	(278)	-
Deferred income taxes, net	-	150
Noncontrolling interest in the earnings (loss) of subsidiary	107	(3,099)
Loss (gain) on disposal of discountinued operations
NEH	62	-
US Hydro	-	(944)
(Income) loss from discontinued operations, net of income tax
NEH	(319)	-
US Hydro	-	680
Changes in operating assets and liabilities:
Account receivable	-	(569)
Inventory	-	23
Prepaid expenses and other current assets	19	(468)
Other assets	-	133
Accounts payable and accrued expenses	(36)	(212)
Due to/from affiliates, net	(8,678)	554
Other liabilities	(258)	(131)
Total adjustments	(9,381)	10,549
Net cash (used in) provided by operating activities	(9,638)	1,817

Cash flows from investing activities:
Capital expenditures	-	(1,886)
Collections from notes receivable	725	436
Net proceeds from disposal of discontinued operations
NEH	8,853	-
US Hydro	-	3,476
Net cash provided by investing activities	9,578	2,026

Cash flows from financing activities:
Repayments under loan	-	(1,776)
Cash distributions to noncontrolling interest	-	(203)
Cash distributions to shareholders	-	(823)
Net cash used in by financing activities	-	(2,802)

Effect of exchange rate on cash and cash equivalents	-	(35)

Net (decrease) increase in cash and cash equivalents	(60)	1,006
Reclassification of NEH cash and cash equivalents to discontinued operations	-	(1,967)
Cash and cash equivalents, beginning of year	159	1,120

Cash and cash equivalents, end of period	$99	$159

Supplemental disclosure of cash flow information:
Interest paid	$20	$17

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

1.           DESCRIPTION OF BUSINESS

The Ridgewood Power Growth Fund (the “Fund”) is a Delaware trust formed on February 18, 1997. The Fund began offering shares in February 1998 and concluded its offering in April 2000. The Fund has 658.2067 investor shares of beneficial interest (“Investor Shares”) outstanding. Prior to the adoption of the Fund’s Plan of Dissolution (described below), the objective of the Fund was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation. The Managing Shareholder of the Fund is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). Historically, the Fund focused primarily on independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad.

The Fund’s accompanying consolidated financial statements include the accounts of the Fund and its formerly majority owned subsidiaries. Prior to March 2010, the Fund owned a 68.1% interest in Ridgewood Near East Holdings LLC (“NEH”) and the remaining noncontrolling interests were owned by Ridgewood Electric Power Trust V (“Trust V”) (14.1%) and Ridgewood/Egypt Fund (“Egypt Fund”) (17.8%). Prior to November 2009, the Fund also owned a 70.8% interest in Ridgewood US Hydro Corporation (“US Hydro”) and the remaining noncontrolling interests were owned by Trust V.

On March 2, 2010, NEH sold its interests in its wholly owned subsidiary, Ridgewood Egypt for Infrastructure LLC (Egypt) (“REFI”), the final operating asset of the Fund. In addition to its other operating assets, REFI also owned, through a combination of direct and indirect ownership, 75.9% of Sinai For Environmental Services S.A.E. (“Sinai”).

Prior to the sale of Fund’s subsidiaries, the interests of Trust V and Egypt Fund, and the interests of the other owners of Sinai, are presented as noncontrolling interests in the consolidated financial statements.

NEH and US Hydro were dissolved in December 2010 and September 2010, respectively.

The Fund has reflected the results of US Hydro and NEH operations as discontinued operations in the accompanying consolidated statements of operations for all periods presented. The assets and liabilities related to NEH were reflected as assets and liabilities of discontinued operations in the consolidated balance sheet at December 31, 2009. See Note 4, for further discussion of the US Hydro and NEH sales.

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

The Managing Shareholder performed, or arranged for the performance of, the operation and maintenance of the projects invested in by the Fund and continues to perform the management and administrative services required for Fund operations. Among other services, the Managing Shareholder administers the Fund’s accounts, including tax and other financial information, and handles relations with the Fund’s shareholders. The Managing Shareholder also provides the Fund with office space, equipment and facilities and provides other services necessary for its operation.

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Fund’s dissolution, liquidation and termination without additional shareholder approval. As of February 18, 2011, the Fund has not been liquidated, primarily due to on-going litigation discussed in Note 7. The Managing Shareholder is unable to estimate when this litigation will be resolved and what financial impact the litigation will have on the Fund’s net assets and the timing or amount of any future distributions to shareholders.

Since March 2, 2010, the Fund has made distributions to its investors of $1,646, or $2,500 per Investor Share. The Fund does not anticipate making additional distributions until the Fund has completed the liquidation process. At that time, the Fund’s remaining cash, if any, will be distributed to holders of Investor Shares.

The Fund has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its former majority owned subsidiaries. Noncontrolling interests in majority owned subsidiaries are calculated based upon the respective noncontrolling interest ownership percentages. All material intercompany transactions have been eliminated in consolidation.

The consolidated financial statements for periods prior to March 3, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Fund’s Plan of Dissolution on March 3, 2010, the Fund adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Fund is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Fund accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred in liquidation. On an ongoing basis, the Fund evaluates the estimates and assumptions that can have a significant impact on the Fund’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates.

b)           Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Fund to make estimates and assumptions that affect the reported amounts of the Fund’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Fund evaluates these estimates and assumptions on an ongoing basis. The Fund evaluates its estimates of assets and recordable liabilities for litigation and other contingencies. The Fund bases its estimates and assumptions on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different circumstances or conditions.

c)           Cash and Cash Equivalents

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less to be cash and cash equivalents. At December 31, 2010, cash and cash equivalents exceeded federal insured limits by $1,226, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities. At December 31, 2009, the Fund had cash deposits held in foreign banks, which do not provide insurance, of $1,958 and the remaining cash balances were held in US banks and did not exceed federal insured limits.

d)           Impairment of Long-Lived Assets

The Fund evaluates long-lived assets, such as property, plant and equipment, when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is made by comparing the carrying value of an asset to the estimated undiscounted cash flows attributable to that asset. If impairment has occurred, the impairment loss recognized is the amount by which the carrying value exceeds the estimated fair value of the asset, which is based on the estimated future cash flows discounted at the estimated cost of capital. The analysis requires estimates of the amount and timing of projected cash flows and, where applicable, judgments associated with, among other factors, the appropriate discount rate. Such estimates are critical in determining whether any impairment charge should be recorded and the amount of such charge if an impairment loss is deemed to be necessary. For the year ended December 31, 2009, the sale of REFI was a triggering event for evaluating NEH’s long-lived assets for impairment. Based on the impairment analyses performed at that time, NEH recorded an impairment charge of $11,366, which is included as discontinued operations in the consolidated statements of operations for the year ended December 31, 2009.

e)           Comprehensive Loss

The Fund’s comprehensive loss consists of net loss and foreign currency translation adjustments.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

f)           Fair Value of Financial Instruments

At December 31, 2010 and 2009, the carrying value of the Fund’s cash and cash equivalents, notes receivable, prepaid expenses and other current assets, accounts payable and accrued expenses, and other liabilities approximates their fair value due to their short-term nature.

g)           Income Taxes

Prior to the sale of REFI, the Fund’s Egyptian business had a ten year income tax holiday which commenced on January 1, 2001 and began to expire on December 31, 2008. The Fund recorded deferred tax liabilities, which are included in discontinued operations at December 31, 2009 in the accompanying consolidated balance sheet, for book-to-tax differences that were scheduled to exist at the expiration of the tax holiday.

Except for the above, no provision is made for income taxes in the accompanying consolidated financial statements as the income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund. As a result, changes in the Fund’s pre-tax income (loss) do not necessarily lead to changes in income tax expense.

3.     CHANGES IN NET ASSETS IN LIQUIDATION

Upon conversion to the liquidation basis of accounting on March 3, 2010, the Fund accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred during liquidation. On an ongoing basis, the Fund evaluates the estimates and assumptions that could have a significant impact on Fund’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates.  If there are delays in liquidating the Fund, actual costs incurred during the liquidation process would increase, reducing net assets available in liquidation and for future distribution to shareholders. Presented below is a reconciliation of shareholders’ equity at March 2, 2010, measured on a going concern basis, and net assets at December 31, 2010, measured on a liquidation basis.

Shareholders’ equity at March 2, 2010 (going concern basis)	$6,995
Estimated future management fees to be incurred during liquidation1	(1,391)
Estimated Special Litigation Committee expenses2	(2,546)
Distributions to shareholders	(1,646)
Estimated liquidation accruals3	(644)
Net assets in liquidation at December 31, 2010	$768

1 Management fees represent the actual amounts paid since March 2, 2010 (approximately $1,000 through December 31, 2010) and the future amounts the Fund is estimated to pay the Managing Shareholder for the services it provides.
2 Represents expenses already paid since March 2, 2010 (approximately $2,400 through December 31, 2010) and estimated to be paid to the Special Litigation Committee.
3 This includes legal, accounting and other professional fees paid since March 2, 2010 (approximately $300 through December 31, 2010) and expected to be incurred in the future relating to the wind down activities of the Fund.

For the purposes of the Fund’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Fund will be completed by September 30, 2011. If the liquidation of the Fund, including the resolution of the litigation discussed in Note 7, is not completed by that date, the actual expenses that the Fund will incur will likely increase.

4.           DISCONTINUED OPERATIONS

NEH

On March 2, 2010, NEH disposed of all of its interest in REFI for cash to Mr. Zaki Girges, the general manager of REFI, and El Orouba for Water Desalination S.A.E., an Egyptian joint stock company owned by Mr. Girges and his family. NEH received gross proceeds, prior to expenses, of $13,000 of which $8,853 was allocated to the Fund. In March 2010, the Fund recorded a loss of $62 on the disposition of REFI, which was included in the accompanying consolidated statements of operations.

The transaction agreements did not give the purchasers any rights to post-closing claims for indemnification against NEH, the Fund, Trust V or Egypt Fund. Under the transaction agreements, all parties mutually agreed to release each other from any and all claims they may have against each other. Neither NEH, the Fund, Trust V nor Egypt Fund made any representations or warranties to any party in connection with the transaction.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

Financial information relating to NEH, including the loss recognized from the sale of REFI, for the period from January 1, 2010 to March 2, 2010 and for year ended December 31, 2009 was as follows:

	Period from
	January 1, 2010 to	Year Ended
	March 2, 2010	December 31, 2009

Revenues from NEH operations	$1,939	$13,178

Cost of revenues	1,617	8,416
Impairment of property, plant and equipment	-	11,366
Other expenses, net	3	2,447
Income tax expense	-	150
Total expenses, net	1,620	22,379

Income (loss) from discontinued operations, net of income tax	319	(9,201)
Loss on disposal	(62)	-
	257	(9,201)
Net (earnings) loss attributable to noncontrolling interest	(107)	2,900

Income (loss) from discontinued operations attributable to Growth Fund	$150	$(6,301)

The loss on disposal represents sale proceeds, less transaction costs and the net asset value of NEH. The Managing Shareholder waived its right to receive its 1% of the distributions from this transaction. As a result, the loss from the sale and related cash distributions were allocated solely to Investor Shares.

At December 31, 2009, the assets and the related liabilities of NEH are reflected as discontinued operations in the consolidated balance sheet. Major components of assets and liabilities of discontinued operations were as follows:

ASSETS
Cash	$1,967
Accounts receivable	1,802
Inventory	1,237
Prepaid and other current assets	680
Due from affiliates	15
Property, plant and equipment, net	9,931

Total assets	$15,632

LIABILITIES
Accounts payable and accrued expenses	$629
Long-term debt	1,330
Other liabilities	105
Deferred tax liability	1,023

Total liabilities	$3,087

US Hydro

On November 20, 2009, subsidiaries of US Hydro entered into a purchase and sale agreement and sold for cash all of their respective equity interests in US Hydro projects to KEI (USA) Power Management Inc. and certain of its subsidiaries, which are affiliated with Kruger Energy, Inc., a Canada-based international company. The total gross proceeds from the sale, including a post-closing adjustment made in January 2010 for working capital at the time of the sale, totaled $5,409, of which $3,830 was allocated to the Fund. In November 2009, the Fund recorded a gain of $944 on the disposition of the US Hydro projects.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

US Hydro retained ownership of a note receivable totaling $1,024 at December 31, 2009, which was assigned to the Fund and Trust V, and various minor land parcels with an insignificant estimated fair value. The note receivable was collected in full in February 2010, and $725 in proceeds were allocated to the Fund. The land parcels were disposed of in 2010 for no value.

There are no remaining payment obligations on the part of the US Hydro subsidiaries or the buyers related to the sale of the US Hydro projects. The US Hydro subsidiaries gave a limited number of representations and warranties to the buyers in connection with the sale that are considered typical of such transactions. Should there be a breach of those representations and warranties, the buyers must first make a claim against an insurance policy purchased by the US Hydro subsidiaries for claims arising from any such breach. As of February 18, 2011, the Fund is not aware of any such claims.

Financial information relating to US Hydro, including the gain recognized from the sale of US Hydro, for the period from January 1, 2009 to November 20, 2009 was as follows:

Revenues from US Hydro operations	$2,707

Cost of revenues	657
Other expenses, net	1,670
Income tax expense	1,060
Total expenses, net	3,387

Loss from discontinued operations, net of income tax	(680)
Gain on disposal	944
264
Net loss attributable to noncontrolling interest	199

Income from discontinued operations attributable to Growth Fund	$463

The gain on disposal represents proceeds, less transaction costs and the net asset value of US Hydro. The Managing Shareholder waived its right to receive its 1% of the distributions from this transaction. As a result, the gain from the sale and related cash distributions were allocated solely to the Investor Shares.

5.           IMPAIRMENT OF LONG-LIVED ASSETS

The Fund recorded an impairment charge of $11,366, which was included in discontinued operations in the accompanying consolidated statements of operations for the year ended December 31, 2009. This charge was recorded primarily as a result of an impairment test performed by NEH for its property, plant and equipment after concluding that its carrying amount for those assets would likely not be recoverable. The triggering event for the impairment analyses was the expectation at December 31, 2009 that it was more likely than not that REFI would be sold. NEH recorded an impairment charge of $11,186 since the carrying amount of REFI’s assets exceeded the estimated proceeds from the sale of REFI. REFI recorded an additional impairment charge of approximately $180 in 2009 relating to certain idle facilities.

6.           OTHER LIABILITIES

In April 2005, NEH agreed to a settlement with a consultant, whereby NEH was required to make quarterly payments of $30 for as long as the Egypt projects remained operational. At the time of the sale of the Egypt business, the total amount payable to the consultant was recorded at $764, which was subsequently adjusted to $486, per the terms of the settlement agreement, of which $331 was allocated to the Fund. The difference of $278 was written-off and the Fund included its share of $189 in write-offs under income from discontinued operations, which is included in the accompanying consolidated statements of operations for the period ended March 2, 2010. NEH had a liability of $265 at December 31, 2009 to reflect this obligation, which was included as other liabilities in the consolidated balance sheet.

In addition, in November 2003, NEH agreed to a settlement with another consultant, whereby NEH made a single payment of $281 and agreed to make monthly installment payments of approximately $8 until June 2013. At the time of the sale of the Egypt business, the total amount payable to the consultant was recorded at $249, of which $189 was allocated to the Fund. NEH had a liability of $764 at December 31, 2009 to reflect this obligation, which was included as other liabilities in the consolidated balance sheet.

In May 2010, the Fund transferred its share of these liabilities, of approximately $520, and cash in the same amount to satisfy them, to the Managing Shareholder. Neither the Fund nor Trust V has any further obligation with respect to these liabilities.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

7.           COMMITMENTS AND CONTINGENCIES

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair, and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by Bergeron for an injunction. On February 29, 2008, an amended complaint was filed adding two additional investors, one in the Fund and one in Trust V, as derivative plaintiffs. On October 6, 2010, the Superior Court allowed the plaintiffs to file a second amended complaint adding a claim that the defendants breached fiduciary duties to the Fund and Trust V by forming affiliated funds to finance the expansion of underlying projects in which each of the Fund and Trust V had an interest rather than using alternative financing, which resulted in a misallocation of sale proceeds. Discovery is ongoing and a trial is tentatively planned for December 2011, although no specific trial date has been scheduled. As previously reported, Bergeron is no longer a party to this derivative action; however the other plaintiffs continue to pursue this matter.

In May 2010, the Managing Shareholder formed a Special Litigation Committee comprised of two members independent of the Managing Shareholder, the Fund and Trust V. The purpose of the committee, as stated in its charter, is to perform an independent evaluation of the derivative action and make all decisions on behalf of the Fund and Trust V relative to the derivative action. The Special Litigation Committee has retained legal counsel and has reviewed documents and interviewed witnesses related to the litigation. On October 29, 2010, the Special Litigation Committee issued its report finding that, in the committee’s opinion, there is not sufficient evidence to support the plaintiffs’ allegations and the chance of the plaintiffs succeeding on the merits of the complaint to be extremely poor. The Special Litigation Committee concluded that the Fund and Trust V should move to have the complaint dismissed and the litigation ended. Counsel to the Special Litigation Committee has filed a motion to dismiss.  It is expected that a briefing schedule will be set in the near future. The plaintiffs have challenged the authority of the Special Litigation Committee, but the Superior Court has not ruled on the challenge. The costs of the Special Litigation Committee are being borne by the Fund and Trust V.

8.           TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and provides office space to the Fund. The Fund is obligated to pay the Managing Shareholder an annual management fee of $1,645 for each of the years ended December 31, 2010 and 2009, an amount equal to 2.5% of the total contributed capital of the Fund, as compensation for the services the Managing Shareholder provides to the Fund. The management fee is to be paid in monthly installments and, to the extent that the Fund does not pay the management fee on a timely basis, the Fund accrues interest at an annual rate of 10% on the unpaid balance. For the years ended December 31, 2010 and 2009, the Fund paid management fees of $1,028 and $1,645, respectively. In the fourth quarter of 2010, the Managing Shareholder permanently waived $617 of unpaid management fees and related interest. In the future, the Managing Shareholder anticipates waiving additional management fees, though it is under no obligation to do so.

Under an Operating Agreement with the Fund, an affiliate of RRP, Ridgewood Power Management LLC (“RPM”) provided management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the years ended December 31, 2010 and 2009, RPM charged the Fund’s projects $52 and $409, respectively, for overhead items allocated in proportion to the amount invested in projects managed by RPM. In addition, for the years ended December 31, 2010 and 2009, RPM charged the Fund’s projects $167 and $2,522, respectively, for identifiable direct expenses. These charges may not be indicative of cost that would have been incurred if the projects were not operated by RPM. While in liquidation, RPM will continue to provide nominal administrative services to the Fund.

Under the Fund’s Declaration of Trust (“Declaration of Trust”), the Managing Shareholder is entitled to receive, concurrently with the shareholders of the Fund, other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders have received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder is entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholders is entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders, other than the Managing Shareholder, have received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder is entitled to receive 25% of all remaining distributions of the Fund. The Managing Shareholder did not receive any distributions during 2010 and 2009. The Fund has not reached Payout and is not expected to do so.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

The Fund’s income is allocated to the Managing Shareholder until the profits so allocated equal distributions to the Managing Shareholder. Thereafter, income is allocated among the shareholders, other than the Managing Shareholder, in proportion to their ownership of Investor Shares. If the Fund has net losses for a fiscal period, the losses are allocated 99% to the shareholders, other than the Managing Shareholder, and 1% to the Managing Shareholder, subject to certain limitations as set forth in the Declaration of Trust. Losses allocated to shareholders, other than the Managing Shareholder, are apportioned among them in proportion to their ownership of Investor Shares.

Under the terms of the Declaration of Trust, if the Adjusted Capital Account (as defined in the Declaration of Trust) of a shareholder, other than the Managing Shareholder, would become negative using General Allocations (as defined in the Declaration of Trust), losses and expenses will be allocated to the Managing Shareholder. Should the Managing Shareholder’s Adjusted Capital Account become negative, then any such items of income or gain will be allocated entirely to the Managing Shareholder until such time as the Managing Shareholder’s Adjusted Capital Account becomes positive. This mechanism does not change the allocation of cash distributions, as discussed above.

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Fund in liquidation, the Managing Shareholder is required to contribute to the capital of the Fund an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2010, no such contribution was required.

RRP owns 2.25 Investor Shares of the Fund. In addition, the Fund granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights and rights to distributions of cash flow.

The Fund records short-term payables to and receivables from its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees owed to RRP, do not bear interest. At December 31, 2010 and 2009, the Fund had outstanding receivables from and payables to affiliates, including estimated amounts that may be incurred while the Fund is in liquidation, as follows:

	Due From	Due To
	2009	2010	2009

Ridgewood Power Management LLC	$-	$40	$11
Ridgewood Renewable Power LLC	-	500	1,633
Trust V	150	-	-
Egypt Fund	130	-	-
Other affiliates	-	4	-
Total	$280	$544	$1,644