Form 10-Q
period 2011-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2011-08-12
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission File Number:  0-25935

THE RIDGEWOOD POWER GROWTH FUND
(Exact Name of Registrant as Specified in Its Charter)

Delaware	22-3495594
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Delaware Avenue, #1112, Wilmington, DE	19801
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2011, there were 658.2067 Investor Shares outstanding.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$285	$1,657
Due from affilitates	100	-
Other current assets	48	10

Total assets	$433	$1,667

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$316	$355
Due to affiliates	100	544
Total liabilities	$416	$899

Net assets in liquidation	$17	$768

The accompanying notes are an integral part of these condensed consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Six Months	Period From
	Ended	March 3, 2010	Three Months Ended
	June 30, 2011	to June 30, 2010	June 30, 2011	June 30, 2010
Net assets in liquidation, beginning of period	$768	$-	$563	$5,090
Shareholders' equity at March 2, 2010	-	6,995	-	-
Initial estimate of future management fees	-	(1,260)	-	-
Initial estimate of liquidation accruals	-	(645)	-	-
Distributions to shareholders	-	(1,646)	-	(1,646)
Estimated Special Litigation Committee expenses	(1,315)	(150)	(718)	(150)
Adjustment to estimated future management fees to be incurred during liquidation	475	-	125	-
Other, net	89	-	47	-

Net assets in liquidation, end of period	$17	$3,294	$17	$3,294

Distributions per Investor Share	$-	$2,500	$-	$2,500

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Fund’s dissolution, liquidation and termination without additional shareholder approval. As of August 12, 2011, the Fund has not been liquidated, primarily due to on-going litigation discussed in Note 5. The Managing Shareholder is unable to estimate when this litigation will be resolved and what financial impact the litigation will have on the Fund’s net assets and the timing or amount of any distributions to shareholders. The Fund does not anticipate any distributions until the Fund has completed the liquidation process, at which time, the Fund’s remaining cash, if any, will be distributed to its shareholders.

For the purposes of the Fund’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Fund will be completed by December 31, 2011. If the liquidation of the Fund, including the resolution of the litigation discussed in Note 5, is not completed by that date, the actual expenses that the Fund will incur will likely increase.

The Fund estimates that it currently has sufficient cash balances to meet its known obligations, primarily as the Managing Shareholder has agreed to pay fees and expenses associated with a Special Litigation Committee, if the Fund does not have the cash to do so. Additionally, the Managing Shareholder anticipates waving a portion of management fees due to it, though it is under no obligation to do so.

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

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

The condensed consolidated financial statements for periods prior to March 3, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Fund’s Plan of Dissolution, the Fund began preparing its financial statements on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Fund is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

4.             CASH AND CASH EQUIVALENTS

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less as cash and cash equivalents. At June 30, 2011, cash and cash equivalents did not exceed federal insured limits.

5.             COMMITMENTS AND CONTINGENCIES

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair, and sought an injunction prohibiting the distribution to shareholders of such proceeds. The Superior Court denied the request by Bergeron for an injunction. On February 29, 2008, an amended complaint was filed adding two additional investors, one in the Fund and one in Trust V, as derivative plaintiffs. On October 6, 2010, the Superior Court allowed the plaintiffs to file a second amended complaint adding a claim that the defendants breached fiduciary duties to the Fund and Trust V by forming affiliated funds to finance the expansion of underlying projects in which each of the Fund and Trust V had an interest rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. As previously reported, Bergeron is no longer a party to this derivative action; however the other plaintiffs continue to pursue this matter. Discovery was completed in June 2011. A pre-trial conference has been scheduled for September 2, 2011, and trial is set to begin on November 29, 2011.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands)

In May 2010, the Managing Shareholder formed a Special Litigation Committee comprised of two members independent of the Managing Shareholder, the Fund and Trust V. The purpose of the committee, as stated in its charter, is to perform an independent evaluation of the derivative action and make all decisions on behalf of the Fund and Trust V relative to the derivative action. The Special Litigation Committee has retained legal counsel and has reviewed documents and interviewed witnesses related to the litigation. On October 29, 2010, the Special Litigation Committee issued its report finding that, in the committee’s opinion, there is not sufficient evidence to support the plaintiffs’ allegations and the chance of the plaintiffs succeeding on the merits of the complaint to be extremely poor. The Special Litigation Committee concluded that the Fund and Trust V should move to have the complaint dismissed and the litigation ended. Counsel to the Special Litigation Committee filed a motion to dismiss. The plaintiffs challenged the motion to dismiss, oral arguments were heard in July 2011, and the judge denied the motion to dismiss in early August 2011. The defendants anticipate that the court’s ruling will be appealed. The costs of the Special Litigation Committee are being borne by the Fund and Trust V.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Fund as of June 30, 2011 is intended to help readers analyze the accompanying condensed consolidated financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed consolidated financial statements, notes and other information included elsewhere in this report as well as the consolidated financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2010 Form 10-K.

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
•
whether, to what extent, and for how long, the Managing Shareholder will continue to waive management fees due to it under the Fund’s management agreement as well as the reimbursement of expenses of the Special Litigation Committee if the Fund is unable to,

•
the actual timing of the completion of the liquidation process, including, without limitation, any delay in the liquidation of the Fund as a result of the timing of the resolution of the matters described in Part I, Item 1, Note 5. “Commitments and Contingencies” of this report, and

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

Liquidation Basis of Accounting

The Fund’s condensed consolidated financial statements for periods prior to March 3, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Fund’s Plan of Dissolution, the Fund began preparing its financial statements on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Fund is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

Results of Operations and Changes in Financial Condition

Net assets at June 30, 2011 totaled $17,000, a decrease of $546,000 from March 31, 2011. This decrease is primarily due to estimated Special Litigation Committee expenses being higher than previously estimated by $718,000, partially offset by a reduction in estimated management fees to the Managing Shareholder of $125,000 to partially offset the impact of the increased Special Litigation Committee expenses.

During the quarter, the Fund’s cash balances decreased $931,000 to a balance at June 30, 2011 of $285,000, primarily as a result of payment of Fund liabilities, including payments to the Special Litigation Committee of $1 million. The Managing Shareholder did not charge any management fees during the quarter ended June 30, 2011, and instead recorded a receivable to the Fund from the Managing Shareholder of $100,000 to reflect a reduction in the management fees charged during the first quarter. This receivable was collected by the Fund in July 2011. At June 30, 2011, the Fund has accrued expenses relating to outstanding and estimated future expenses of the Special Litigation Committee totaling $278,000.

For the purposes of the Fund’s estimates of fees and expenses to be incurred during liquidation, management has assumed that the liquidation of the Fund will now be completed by December 31, 2011. If the liquidation of the Fund, including the resolution of the litigation discussed in Part I, Item 1, Note 5 “Commitments and Contingencies” of this report, is not completed by that date, the actual expenses that the Fund will incur will likely increase.

The condensed consolidated statement of operations and the statement of cash flows are presented on a going concern basis of accounting and therefore only include results for the period from January 1, 2010 to March 2, 2010, and as a result, no comparative discussion is presented.

Future Liquidity and Capital Resource Requirements

The Fund believes that it has, or has access to, sufficient working capital for the next 12 months. This conclusion is primarily based on the Managing Shareholder’s agreement to pay fees and expenses of the Special Litigation Committee, if the Fund does not have the cash to do so. Additionally, the Managing Shareholder anticipates waving a portion of management fees due to it, though it is under no obligation to do so. The Fund intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities. However, based on the expenses of the Special Litigation Committee being greater than previously estimated, it is possible that the liquidation and termination of the Fund will cost more than currently estimated, and therefore use the remainder of the Fund’s available liquidity. If that is the case, no further distributions will be made to the shareholders of the Fund.

Off-Balance Sheet Arrangements and Contractual Obligations

None.

Commitments and Contingencies

For a discussion of litigation involving the Fund, see Note 5 “Commitments and Contingencies” in the notes to the condensed consolidated financial statements in Part I, Item 1 of this report.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive and Financial Officer has concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

ITEM 4.         (REMOVED AND RESERVED)

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

THE RIDGEWOOD POWER GROWTH FUND

Date: August 12, 2011	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)