Form 10-K
period 2011-12-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2012-03-29
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at January 31, 2012 was 658.2067.

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

These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Fund,
•	costs or liabilities of an unusual or nonrecurring nature during liquidation,
•	the actual timing of the completion of the liquidation process, including, without limitation, the timing of the resolution of the matters described in Item 3. “Legal Proceedings” of this report, and
•	the amount and timing of liquidating distributions, if any.

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

PART I

ITEM 1.  BUSINESS

Overview

The Ridgewood Power Growth Fund (the “Fund”) is a Delaware trust formed on February 18, 1997.  The Fund began offering investor shares of beneficial interest (“Investor Shares”) in February 1998 and concluded its offering in April 2000. Historically, the Fund focused primarily on independent power generation facilities, water desalinization plants and other infrastructure projects both in the US and abroad. Prior to the adoption of the Fund’s Plan of Dissolution (described below), the objective of the Fund was to provide benefits to its shareholders through a combination of distributions of operating cash flow and capital appreciation.

The Managing Shareholder of the Fund is Ridgewood Renewable Power LLC, a New Jersey limited liability company (the “Managing Shareholder” or “RRP”). As the Managing Shareholder, RRP has direct and exclusive control over the management and operations of the Fund.

The Fund owned water desalinization plants located in Egypt that were sold in March 2010.

On March 2, 2010, the date of the sale of the Egypt business, the Plan of Liquidation and Dissolution of The Ridgewood Power Growth Fund (the “Plan of Dissolution”) became effective. Under the Plan of Dissolution, the business of the Fund shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Fund’s shareholders and then proceed to terminate the Fund and its reporting obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Fund is required to make adequate provisions to satisfy its known and unknown liabilities, which could substantially delay or limit the Fund’s ability to make future distributions to shareholders. The process of accounting for the Fund’s liabilities, including those that are presently unknown, may involve difficult valuation decisions, which could adversely impact the amount or timing of any future distributions by the Fund.

In December 2011, the Fund, along with Ridgewood Electric Power Trust V (“Trust V”) entered into a settlement agreement regarding a lawsuit as discussed in Item 3. “Legal Proceedings” of this report.  The agreement received final court approval in January 2012 and the Fund’s portion of the cash proceeds of the settlement was distributed to shareholders in March 2012. Under the settlement, the Managing Shareholder assigned to the Fund and Trust V its rights in certain claims against its excess insurance carrier. As a result, the Fund is not expected to be liquidated until those claims are resolved.

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

As compensation for its management services, the Managing Shareholder has historically been entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, and (ii) a 25% interest in the cash distributions made by the Fund in excess of a certain threshold amount expressed in terms of shareholder returns, which has not been, and is not expected to be, achieved by the Fund. The Managing Shareholder has also been entitled to receive reimbursement from the Fund for operating expenses incurred by the Fund, or on behalf of the Fund, and paid by RRP as the Managing Shareholder. RRP has historically arranged for administrative functions required to be performed for the Fund to be performed by an affiliate of RRP, Ridgewood Power Management LLC (“RPM”), at RPM’s cost. Those costs were reimbursed to RPM by the Fund. During 2011, RPM discontinued providing services to the Fund. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated funds and investment vehicles similar to the Fund.

In connection with the settlement agreement discussed in Item 3. “Legal Proceedings” of this report, while RRP will still be performing its obligations under the management agreement with the Fund, RRP has waived the bulk of its management fees for 2011, waived management fees on a going-forward basis and has agreed to pay for all future normal and recurring operating expenses of the Fund without reimbursement from the Fund.

Affiliates of RRP act on behalf of a number of investment vehicles in the oil and gas and venture capital sectors in a manner similar to that for which RRP serves on behalf of the Fund.

Insurance

The Fund has insurance in place typical for activities such as those currently conducted by the Fund.

Employees

The Fund does not have employees. The activities of the Fund are performed either by employees of the Managing Shareholder or its affiliates.

Offices

The principal office of the Fund is located at 500 Delaware Avenue, #1112, Wilmington, Delaware, 19801 and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 14 Philips Parkway, Montvale, New Jersey, 07645 and its phone number is 201-447-9000.

ITEM 1A. RISK FACTORS

Not required.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

The Fund has divested itself of all its operating assets and no longer owns any properties.

ITEM 3.     LEGAL PROCEEDINGS

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair. The derivative plaintiffs later amended the complaint to add a claim that the defendants breached fiduciary duties to the Fund and Trust V, by forming affiliated funds to finance the expansion of underlying projects in which each of the Fund and Trust V had an interest, rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. In December 2011, the defendants agreed to a settlement agreement with the derivative plaintiffs, subject to approval by the Court. The defendants disputed the allegations, asserted that the financing transactions were fair and denied all wrongdoing, but agreed:

•      with participation from the Managing Shareholder’s primary insurer, Twin City Fire Insurance Company, part of the Hartford Insurance Group, to cause a cash payment to be made to the Fund and Trust V, less attorneys’ fees awarded by the court to the plaintiffs’ attorneys and a reimbursement to the Managing Shareholder as partial reimbursement for operating expenses of the Fund and Trust V,
•      to assign to the derivative plaintiffs, on behalf of the Fund and Trust V, all of the defendants’ rights and claims for coverage from, and any claims for damages against, Liberty Mutual Insurance Company (“Liberty”), the Managing Shareholder’s excess insurance carrier,
•      for the Managing Shareholder and any affiliated entities to waive any rights to any future distributions by the Fund and Trust V,
•      for the Managing Shareholder to waive the bulk of the Managing Shareholder’s management fees for 2011, as well as all management fees on a going-forward basis, and
•      for the Managing Shareholder to pay the on-going normal and recurring operating expenses of the Fund and Trust V until the two funds are liquidated.

In January 2012, the Court gave its final approval of the settlement. The Court did not determine the merits of the plaintiff’s allegations, rendered no verdict and the settlement agreement is not an admission of any of the facts alleged by the plaintiffs or of any wrongdoing by the defendants. In March 2012, the cash portion of the settlement was made to the two funds, allocated in accordance with the agreement, and distributions made to their respective shareholders. The amount of cash distributed to the Fund shareholders totaled approximately $3,457,000.

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Fund and Trust V.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Fund’s Investor Shares and one is not expected to develop.

Holders

As of January 31, 2012, there were 1,357 holders of Investor Shares.

Dividends

The Fund did not make any distributions for the year ended December 31, 2011. Fund distributions for the year ended December 31, 2010 were as follows (in thousands, except per share data):

2010
Distributions to Investors	$1,646
Distributions per Investor Share	2,500
Distributions to Managing Shareholder	-

In March 2012, the Fund made a distribution of approximately $3,457, or $5,270 per Investor Share. The Managing Shareholder, and its affiliates, did not receive any portion of the distribution, including any distributions to Investor Shares. The Fund does not anticipate additional distributions until the Fund has completed the liquidation process, including resolving the matters discussed in Item 3. “Legal Proceedings” of this report, at which time, the Fund’s remaining cash, if any, will be distributed to the holders of Investor Shares, other than those Investor Shares held by the Managing Shareholder and its affiliates.

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

The Fund’s accompanying consolidated financial statements include the accounts of the Fund and its former investments. The Fund owned a 68.1% interest in Ridgewood Near East Holdings LLC (“NEH”), whose operations were sold on March 2, 2010.

On March 2, 2010, the date of the sale of NEH’s operations, the Fund’s Plan of Dissolution became effective. Under the Plan of Dissolution, the business of the Fund shifted, and became limited to the disposal of its remaining assets and resolution of its remaining liabilities. Upon the completion of these activities, if successful, the Managing Shareholder expects to distribute any remaining cash to the Fund’s shareholders and then proceed to terminate the Fund and its reporting obligations under the Exchange Act.  Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Fund’s dissolution, liquidation and termination without additional shareholder approval. As of the date of this filing, the Fund has not been liquidated, primarily due to on-going matters discussed in Item 3. “Legal Proceedings”. The Managing Shareholder is unable to estimate when these matters will be resolved and what financial impact they will have on the Fund’s net assets and the timing or amount of any future distributions to shareholders.

Liquidation Basis of Accounting

The Fund’s consolidated financial statements for periods prior to March 3, 2010 were prepared on the going concern basis of accounting, which contemplates realization of assets and satisfaction of liabilities in the normal course of business. Upon the effectiveness of the Fund’s Plan of Dissolution, the Fund adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Fund is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

Results of Operations and Changes in Financial Condition

The consolidated statements of operations and the statements of cash flows are presented on a going concern basis of accounting and therefore only include results for the period from January 1, 2010 to March 2, 2010 and as a result, no comparative discussion is presented. Upon the Fund adopting the liquidation basis of accounting, any costs incurred and income received are included in the condensed consolidated statements of changes in net assets.

At December 31, 2011, net assets in liquidation totaled $3.5 million, representing a receivable for the amount, collected in March 2012, from the settlement discussed in Item 3. “Legal Proceedings” of this report. This amount was distributed to shareholders in March 2012. The Fund did not have any cash balances at December 31, 2011 and its cash balance at December 31, 2010 of $1.7 million was used to pay accounts payable existing at that time as well as estimated expenses of the Fund as they became due. As part of the settlement, the Managing Shareholder paid additional operating expenses of the Fund during 2011 and has agreed to pay on-going normal and recurring expenses to operate the Trust.

During 2011, the Managing Shareholder collected $25,000 in management fees. As part of the settlement, the Managing Shareholder waived $1.6 million in management fees for 2011 and agreed to discontinue charging management fees on a going-forward basis.

Future Liquidity and Capital Resource Requirements

As the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund, the Fund believes that it has access to sufficient working capital for the next 12 months. The Fund intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities.

The Fund does not expect to make any distributions to shareholders until the matters discussed in Item 3. “Legal Proceedings” of this report are resolved.

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

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Exchange Act, the Fund’s management, with the participation of the Fund’s Chief Executive and Financial Officer, has evaluated the effectiveness of the Fund’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e). Based on this evaluation, the Fund’s Chief Executive and Financial Officer concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by the Fund in reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and that information required to be disclosed by the Fund is accumulated and communicated to senior management so as to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

The Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Fund, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Fund’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Fund, including its Chief Executive and Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011, as required by Rule 13a-15(c) of the Exchange Act.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Fund’s management concluded that as of December 31, 2011, the Fund’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive and Financial Officer has concluded that there has been no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Each of the executive officers of the Fund also serves in a similar capacity as an executive officer of the Managing Shareholder. The executive officers of the Fund are as follows:

Name, Age and Position with Registrant	Officer Since
Robert E. Swanson, 64
Chairman	1997
Jeffrey H. Strasberg, 54
President and Chief Executive and Financial Officer	2007
Daniel V. Gulino, 51
Senior Vice President, General Counsel and Secretary	2000

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

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Fund, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. In November 2010, Mr. Strasberg was also appointed to serve as President and Chief Executive Officer of the Fund, the Managing Shareholder and affiliated trusts. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Currently, Mr. Strasberg also serves on the Board of Directors, and as the part-time Chief Financial Officer, of Limo-Reid Technologies, Inc., a portfolio company investment of Ridgewood Capital. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

Special Litigation Committee

In May 2010, the Managing Shareholder, on behalf of the Fund and Trust V, formed a Special Litigation Committee to perform an independent evaluation of the derivative action against the Fund and Trust V discussed in Item 3. “Legal Proceedings” and to make all decisions on behalf of the Fund and Trust V relative to the derivative action. In connection with the settlement of the derivative action, the Special Litigation Committee was disbanded in March 2012. The members of the Special Litigation Committee were paid on a fixed contracted hourly rate plus out of pocket expenses, which were borne, in part, by the Managing Shareholder and also by the Fund and Trust V.

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

The Managing Shareholder also has been responsible for making investment and divestment decisions for the Fund, subject to the provisions of the Declaration of Trust. The Managing Shareholder is obligated to pay the compensation of the personnel, and the administrative and service expenses, necessary to perform the foregoing obligations. The Fund pays all other expenses of the Fund, including transaction expenses, valuation costs, expenses of preparing, printing and filing periodic reports for shareholders and the SEC, postage for Fund mailings, SEC filing fees, interest, taxes, legal, accounting and consulting fees, litigation expenses and other expenses properly payable by the Fund. The Fund has historically reimbursed the Managing Shareholder for all such Fund expenses that are paid by the Managing Shareholder.

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Fund has historically been obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

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

During 2011 and 2010, the executive officers of the Fund did not receive compensation directly from the Fund or any of its subsidiaries. They provide managerial services to the Fund in accordance with the terms of the Fund’s Declaration of Trust and the Management Agreement. The Managing Shareholder, directly or through affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder and other funds managed by the Managing Shareholder and its affiliates.

The Fund has, however, historically paid the Managing Shareholder a management fee under the Management Agreement, and the Managing Shareholder has used a portion of the proceeds from the management fee to pay compensation to executive officers of the Fund. See Item 13. “Certain Relationships and Related Transactions, and Director Independence” for more information regarding Managing Shareholder compensation and payments to affiliated entities.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Fund’s Investor Shares as of January 31, 2012 (no person owns more than 5% of the outstanding Investor Shares) by:

•	each executive officer of the Fund (there are no directors); and
•	all of the executive officers of the Fund as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to all Investor Shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 658.2067 Investor Shares outstanding at January 31, 2012. Other than as set forth below, no officer of the Fund owns any shares of the Fund.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Fund’s Management Agreement, the Fund has historically been obligated to pay the Managing Shareholder an annual management fee of $1.6 million, an amount equal to 2.5% of the total contributed capital of the Fund, as compensation for the services the Managing Shareholder provides to the Fund. The management fee was to be paid in monthly installments and, to the extent that the Fund did not pay the management fee on a timely basis, the Fund accrued interest at an annual rate of 10% on the unpaid balance. For the years ended December 31, 2011 and 2010, the Fund paid management fees of $25,000 and $1 million, respectively. Beginning in 2012, the Managing Shareholder has agreed to cease charging management fees under the settlement described in Item 3. “Legal Proceedings”.

Under an Operating Agreement with the Fund, RPM provided management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2010, RPM charged the Fund’s projects $0.1 million for overhead items allocated in proportion to the amount invested in projects managed by RPM; there were no similar expenses in 2011. In addition, for the year ended December 31, 2010, RPM charged the Fund’s projects $0.2 million for identifiable direct expenses; there were no similar expenses in 2011. These charges may not be indicative of cost that would have been incurred if the projects were not operated by RPM.

Under the Declaration of Trust, the Managing Shareholder has historically been entitled to receive, concurrently with the shareholders of the Fund, other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder was entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholder was entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders, other than the Managing Shareholder, received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder was entitled to receive 25% of all remaining distributions of the Fund. The Fund has not reached Payout and is not expected to do so. The Managing Shareholder did not receive any distributions during 2011 and 2010, and has agreed, under the settlement described in Item 3. “Legal Proceedings,” to waive any further distributions it otherwise might be entitled to receive.

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

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Fund in liquidation, the Managing Shareholder is required to contribute to the capital of the Fund an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2011, no such contribution was required and it is not anticipated that any such contribution will be required in the future.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Fund’s principal independent registered public accounting firm, for the years ended December 31, 2011 and 2010 (in thousands):

	2011	2010
Audit fees	$46	$62
Tax fees	12	23
Total	$58	$85

Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services. For the years ended December 31, 2011 and 2010, the Fund did not incur any audit related fees.

Pre-Approval Policy and Procedures

The Fund does not have a board of directors or any board committees. The Fund relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. The Managing Shareholder pre-approves on an annual basis all audit services that may be performed by the Fund’s independent registered public accounting firm, including the audit engagement terms and fees, and also pre-approves any detailed types of audit-related and permitted tax services to be performed during the year. The Managing Shareholder pre-approves permitted non-audit services, if any, on an engagement-by-engagement basis. All services performed for the Fund by its independent registered public accounting firm during the 2011 and 2010 periods were pre-approved by the Managing Shareholder.

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

99.1		Charter of Special Litigation Committee (incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

101.INS	*^	XBRL Instance Document

101.SCH	*^	XBRL Taxonomy Extension Schema Document

101.CAL	*^	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*^	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	*^	XBRL Definition Linkbase Document

101.PRE	*^	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
^
Under Rule 406T of Regulation S-T, this exhibit is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act, and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RIDGEWOOD POWER GROWTH FUND

Date: March 29, 2012	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer	March 29, 2012
Jeffrey H. Strasberg	(Principal Executive, Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer of Managing Shareholder	March 29, 2012
Jeffrey H. Strasberg

THE RIDGEWOOD POWER GROWTH FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
The Ridgewood Power Growth Fund

We have audited the accompanying consolidated statements of net assets in liquidation (liquidation basis) of The Ridgewood Power Growth Fund (a Delaware trust) as of December 31, 2011 and 2010, and the related consolidated statements of changes in net assets in liquidation (liquidation basis) for the year ended December 31, 2011 and for the period from March 3, 2010 to December 31, 2010.  We also have audited the consolidated statements of operations and comprehensive loss, changes in equity (deficit) and cash flows for the period from January 1, 2010 to March 2, 2010.  These consolidated financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation (liquidation basis) of The Ridgewood Power Growth Fund as of December 31, 2011 and 2010, the consolidated changes in its net assets in liquidation (liquidation basis) for the year ended December 31, 2011 and for the period from March 3, 2010 to December 31, 2010, and the consolidated results of its operations and comprehensive loss and its cash flows for the period from January 1, 2010 to March 2, 2010  in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
March 29, 2012

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	December 31,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$-	$1,657
Settlement receivable	3,457	-
Other current assets	-	10

Total assets	$3,457	$1,667

LIABILITIES AND NET ASSETS
Current liabilities:
Accounts payable and accrued expenses	$-	$355
Due to affiliates	-	544

Total liabilities	$-	$899

Net assets in liquidation	$3,457	$768

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

		Period From
	Year Ended	March 3, 2010
	December 31, 2011	to December 31, 2010
Net assets in liquidation, beginning of period	$768	$-
Shareholders' equity at March 2, 2010	-	6,995
Net receivable from litigation	3,457	-
Estimated management fees to be incurred during liquidation	475	(1,391)
Estimated liquidation accruals	89	(644)
Estimated Special Litigation Committee expenses	(1,332)	(2,546)
Distributions to shareholders	-	(1,646)

Net assets in liquidation, end of period	$3,457	$768

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Going Concern Basis)
(in thousands, except per share data)

Period from January 1, 2010 to March 2, 2010

Operating expenses:
General and administrative expenses	$119
Management fee to Managing Shareholder	274
Total operating expenses	393

Loss from operations	(393)

Other income (expense):
Interest income	6
Interest expense	(20)
Total other expense, net	(14)

Loss from continuing operations	(407)

Income from discontinued operations, net of income tax
NEH (including related loss on disposal)	257

Net loss	(150)

Net loss attributable to noncontrolling interest	(107)

Net loss attributable to Growth Fund	(257)

Foreign currency translation adjustment	(100)

Comprehensive loss	$(357)

Amount attributable to Growth Fund shareholders - Net (loss) income:
Continuing operations	$(407)
Discontinued operations	150

$(257)
Managing Shareholder - Net (loss) income:
Continuing operations	$(4)
Discontinued operations	2

Investor Shareholders - Net (loss) income:
Continuing operations	(403)
Discontinued operations	148

Net (loss) income per Investor Share:
Continuing operations	(612)
Discontinued operations	225

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (DEFICIT)
PERIOD FROM JANUARY 1, 2010 TO MARCH 2, 2010
(Going Concern Basis)
(in thousands)

	Growth Fund Shareholders' Equity (Deficit)
	Investor	Managing	Noncontrolling	Total
	Shareholders' Equity	Shareholder Deficit	Interest	Equity
Balance at January 1, 2010	$7,843	$(491)	$3,779	$11,131
Net (loss) income	(255)	(2)	107	(150)
Foreign currency translation adjustment	(99)	(1)	(47)	(147)
Disposal of noncontrolling interest	-	-	(4,159)	(4,159)
Capital contribution	-	-	320	320

Balance at March 2, 2010	$7,489	$(494)	$-	$6,995

The accompanying notes are an integral part of these consolidated financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Going Concern Basis)
(in thousands)

Period from January 1, 2010 to March 2, 2010
Cash flows from operating activities:
Net loss attributable to Growth Fund	$(257)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-off of notes payable	(278)
Noncontrolling interest in the earnings of subsidiary	107
Loss on disposal of discontinued operations:
NEH	62
Income from discontinued operations, net of income tax:
NEH	(319)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19
Accounts payable and accrued expenses	(36)
Due to/from affiliates, net	(8,678)
Other liabilities	(258)
Total adjustments	(9,381)
Net cash used in operating activities	(9,638)

Cash flows from investing activities:
Collections from notes receivable	725
Net proceeds from disposal of discontinued operations:
NEH	8,853
Net cash provided by investing activities	9,578

Net decrease in cash and cash equivalents	(60)
Cash and cash equivalents, beginning of year	159

Cash and cash equivalents, end of period	$99

Supplemental disclosure of cash flow information:
Interest paid	$20

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

Prior to the sale of Fund’s subsidiaries, the interests of Trust V and Egypt Fund, and the interests of the other owners of Sinai, were presented as noncontrolling interests in the consolidated financial statements.

The Fund has reflected the results of NEH’s operations as discontinued operations in the accompanying consolidated statements of operations for all periods presented. See Note 4, for further discussion of the NEH sale.

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

Under the Plan of Dissolution, the Managing Shareholder has sole authority to conduct the Fund’s dissolution, liquidation and termination without additional shareholder approval. As of March 29, 2012, the Fund has not been liquidated, primarily due to on-going matters discussed in Note 5. The Managing Shareholder is unable to estimate when these matters will be resolved and what financial impact the matters will have on the Fund’s net assets and the timing, likelihood, or amount of any future distributions to shareholders.

In March 2012, the Fund made distributions to its shareholders of $3,457, or $5,270 per Investor Share as a result of the settlement agreement discussed in Note 5. The Managing Shareholder, and its affiliates, did not receive any portion of the distribution, including any distributions to Investor Shares. The Fund does not anticipate making additional distributions until the Fund has completed the liquidation process. At that time, the Fund’s remaining cash, if any, will be distributed to holders of Investor Shares.

The Fund believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees. As a result, no additional estimated expenses for liquidation have been reflected in the accompanying consolidated financial statements of the Fund.

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

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

2.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)           Basis of Presentation

The consolidated financial statements include the accounts of the Fund and its former majority owned subsidiaries. Noncontrolling interests in majority owned subsidiaries were calculated based upon the respective noncontrolling interest ownership percentages. All material intercompany transactions have been eliminated in consolidation.

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

c)           Cash and Cash Equivalents

The Fund considers all highly liquid investments with maturities, when purchased, of three months or less to be cash and cash equivalents. At December 31, 2010, cash and cash equivalents exceeded federal insured limits by $1,226, all of which was invested either in US Treasury bills or money market accounts that invest solely in US government securities. The Trust had no cash balances at December 31, 2011.

d)           Comprehensive Loss

The Fund’s comprehensive loss consists of net loss and foreign currency translation adjustments.

e)           Fair Value of Financial Instruments

At December 31, 2011 and 2010, the carrying value of the Fund’s assets and liabilities approximates their fair value due to their short-term nature.

f)           Income Taxes

Prior to the sale of REFI, the Fund’s Egyptian business had a ten year income tax holiday which commenced on January 1, 2001 and began to expire on December 31, 2008. Otherwise, no provision is made for income taxes in the accompanying consolidated financial statements as the net income or losses of the Fund are passed through and included in the income tax returns of the individual shareholders of the Fund.

3.     CHANGES IN NET ASSETS IN LIQUIDATION

Upon conversion to the liquidation basis of accounting on March 3, 2010, the Fund accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred during liquidation. On an ongoing basis, the Fund evaluates the estimates and assumptions that could have a significant impact on Fund’s reported net assets in liquidation. Actual costs and income may differ materially and adversely from these estimates.  In December 2011, the Managing Shareholder agreed to pay the on-going normal and recurring operating expenses of the Fund as part of the settlement agreement described in Note 5.

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

Period from
January 1, 2010 to
March 2, 2010

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

5.           COMMITMENTS AND CONTINGENCIES

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair. The derivative plaintiffs later amended the complaint to add a claim that the defendants breached fiduciary duties to the Fund and Trust V, by forming affiliated funds to finance the expansion of underlying projects in which each of the Fund and TrustV had an interest, rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. In December 2011, the defendants agreed to a settlement agreement with the derivative plaintiffs, subject to approval by the Court. The defendants disputed the allegations, asserted that the financing transactions were fair and denied all wrongdoing, but agreed:

•      with participation from the Managing Shareholder’s primary insurer, Twin City Fire Insurance Company, part of the Hartford Insurance Group, to cause a cash payment to be made to the Fund and Trust V, less attorneys’ fees awarded by the court to the plaintiffs’ attorneys and a reimbursement to the Managing Shareholder as partial reimbursement for operating expenses of the Fund and Trust V,
•      to assign to the derivative plaintiffs, on behalf of the Fund and Trust V, all of the defendants’ rights  and claims for coverage from, and any claims for damages against, Liberty Mutual Insurance Company (“Liberty”), the Managing Shareholder’s excess insurance carrier,

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

•      for the Managing Shareholder and any affiliated entities to waive any rights to any future distributions by the Fund and Trust V,
•      for the Managing Shareholder to waive the bulk of the Managing Shareholder’s management fees for 2011, as well as all management fees on a going-forward basis, and
•      for the Managing Shareholder to pay the on-going normal and recurring operating expenses of the Fund and Trust V until the two funds are liquidated.

In January 2012, the Court gave its final approval of the settlement. The Court did not determine the merits of the plaintiff’s allegations, rendered no verdict and the settlement agreement is not an admission of any of the facts alleged by the plaintiffs or of any wrongdoing by the defendants. In March 2012, the cash portion of the settlement was made to the two funds, allocated in accordance with the agreement, and distributions made to their respective shareholders. The amount of cash distributed to the Fund shareholders totaled $3,457.

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Fund and Trust V.

6.           TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and provides office space to the Fund. The Fund has historically been obligated to pay the Managing Shareholder an annual management fee of $1,645, an amount equal to 2.5% of the total contributed capital of the Fund, as compensation for the services the Managing Shareholder provides to the Fund. The management fee was to be paid in monthly installments and, to the extent that the Fund did not pay the management fee on a timely basis, the Fund accrued interest at an annual rate of 10% on the unpaid balance. For the years ended December 31, 2011 and 2010, the Fund paid management fees of $25 and $1,028, respectively and waived the balances of management fees otherwise due. Beginning in 2012, the Managing Shareholder has agreed to cease charging management fees as part of the settlement agreement described in Note 5.

Under an Operating Agreement with the Fund, an affiliate of RRP, Ridgewood Power Management LLC (“RPM”) provided management, purchasing, engineering, planning and administrative services to the projects operated by the Fund. RPM charged the projects at its cost for these services and for the allocable amount of certain overhead items. Allocations of costs were on the basis of identifiable direct costs or in proportion to amounts invested in projects managed by RPM. For the year ended December 31, 2010, RPM charged the Fund’s projects $52 for overhead items allocated in proportion to the amount invested in projects managed by RPM; there were no similar expenses in 2011. In addition, for the year ended December 31, 2010, RPM charged the Fund’s projects $167 for identifiable direct expenses; there were no similar expenses in 2011. These charges may not be indicative of costs that would have been incurred if the projects were not operated by RPM.

Under the Fund’s Declaration of Trust (“Declaration of Trust”), the Managing Shareholder has historically been entitled to receive, concurrently with the shareholders of the Fund, other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder was entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholders was entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders, other than the Managing Shareholder, received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder was entitled to receive 25% of all remaining distributions of the Fund. The Managing Shareholder did not receive any distributions during 2011 and 2010, and, as part of the settlement agreement described in Note 5, has agreed to waive any further distributions it otherwise might be entitled to receive. The Fund has not reached Payout and is not expected to do so.

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

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data)

In accordance with the  Declaration of Trust, upon or prior to the first distribution by the Fund in liquidation, the Managing Shareholder is required to contribute to the capital of the Fund an amount equal to any deficit in the tax basis capital account of the Managing Shareholder calculated just prior to the date of such distribution. As of December 31, 2011, no such contribution was required and it is not anticipated that any such contribution will be required in the future.

RRP owns 2.25 Investor Shares of the Fund. Under the settlement agreement described in Note 5, RRP has waived its right to receive any future distributions that would otherwise be allocated to the Investor Shares. In addition, the Fund granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights.

The Fund records short-term payables to and receivables from its affiliates in the ordinary course of business. The amounts payable to and receivable from its affiliates, other than amounts relating to management fees owed to RRP, do not bear interest. At December 31, 2011, the Fund had no payables to or receivables from its affiliates. At December 31, 2010, the Fund had outstanding payables to affiliates, including estimated amounts for Fund expenses during liquidation, as follows:

Ridgewood Renewable Power LLC	$500
Ridgewood Power Management LLC	40
Other affiliates	4

Total	$544