Form 10-Q
period 2012-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2012-10-10
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

As of September 30, 2012, there were 658.2067 Investor Shares outstanding.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

Total assets – settlement receivable	$-	$3,457

LIABILITIES AND NET ASSETS

Total liabilities	$-	$-

Net assets in liquidation	$-	$3,457

The accompanying notes are an integral part of these condensed financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share amounts)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2012	2011	2012	2011

Net assets in liquidation, beginning of period	$3,457	$768	$-	$17
Distributions to shareholders	(3,457)	-	-	-
Adjustment to estimated Special Litigation Committee expenses	-	(1,332)	-	(17)
Adjustment to estimated future management fee to be incurred during liquidation	-	475	-	-
Other, net	-	89	-	-

Net assets in liquidation, end of period	$-	$-	$-	$-

Distributions per Investor Share	$5,170	$-	$-	$-

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

2             BASIS OF PRESENTATION

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

3.            LEGAL PROCEEDINGS

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair. The derivative plaintiffs later amended the complaint to add a claim that the defendants breached fiduciary duties to the Fund and Ridgewood Electric Power Trust V (“Trust V”) by forming affiliated funds to finance the expansion of underlying projects in which each of the Fund and Trust V had an interest, rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. In December 2011, the defendants agreed to a settlement agreement with the derivative plaintiffs, subject to approval by the Court. The defendants disputed the allegations, asserted that the financing transactions were fair and denied all wrongdoing, but agreed:

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

In January 2012, the Court gave its final approval of the settlement. The Court did not determine the merits of the plaintiffs’ allegations, rendered no verdict and the settlement agreement is not an admission of any of the facts alleged by the plaintiffs or of any wrongdoing by the defendants. In March 2012, the cash portion of the settlement was made to the two funds, allocated in accordance with the agreement, and distributions made to their respective shareholders. The amount of cash distributed to the Fund shareholders totaled $3,457.

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Fund and Trust V. In June 2012, the derivative plaintiffs filed an amended claim in Suffolk County Superior Court, Commonwealth of Massachusetts, against Liberty, to pursue claims that were assigned as part of the above-mentioned settlement, including among other things, breach of contract. The plaintiffs are seeking the award of damages, interest, costs and attorney fees, as well as the authority to enforce the January 2012 settlement agreement against Liberty.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Fund as of September 30, 2012 is intended to help readers analyze the accompanying condensed financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2011 Form 10-K.

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

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Fund’s 2011 Form 10-K. Any forward-looking statement that the Fund makes speaks only as of the date of this report. The Fund undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

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

Results of Operations and Changes in Financial Condition

Net assets at September 30, 2012 were zero, a decrease of $3,457,000 from December 31, 2011. This decrease from December 31, 2011 is due to the distribution of settlement proceeds to shareholders that occurred during the first quarter, as discussed in Part I, Item 1, Note 3. “Legal Proceedings” of this report.

Effective in the fourth quarter of 2011, the Managing Shareholder agreed to waive all future management fees and to pay the on-going normal and recurring operating expenses of the Fund. As a result, there was no financial activity for the Fund during 2012,  other than the distribution referred to above.

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

The Fund currently has no cash, and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the matters discussed in Part I, Item 1, Note 3 “Legal Proceedings” results in a payment to the Trust. The Managing Shareholder is unable to predict when or how these matters will be resolved or estimate what financial impact these matters will have on the Trust’s net assets or the timing, likelihood or amount of any distributions to shareholders.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive and Financial Officer has concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

For a discussion of the Fund’s legal proceedings, see Note 3 “Legal Proceedings” in the notes to the condensed financial statements in Part I, Item 1 of this report.

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

THE RIDGEWOOD POWER GROWTH FUND

Date: October 10, 2012	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)