Form 10-Q
period 2013-03-31
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2013-04-16
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

As of March 31, 2013, there were 658.2067 Investor Shares outstanding.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.                 FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

	March 31,	December 31,
	2013	2012
(unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND NET ASSETS

Total liabilities	$-	$-

Net assets in liquidation	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share amounts)
	Three Months Ended March 31,
	2013	2012
Net assets in liquidation, beginning of period	$-	$3,457
Distributions to shareholders	-	(3,457)

Net assets in liquidation, end of period	$-	$-

Distributions per Investor Share	$-	$5,170

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

In March 2012, the Fund made distributions to its shareholders of $3,457, or $5,170 per Investor Share, as a result of the settlement agreement discussed in Note 3. The Managing Shareholder, and its affiliates, did not receive any portion of the distribution, including any distributions to Investor Shares.  It is possible that resolution of the matters discussed in Note 3 could result in a payment to the Fund; however, the Fund does not anticipate making additional distributions until the Fund has completed the liquidation process. At that time, the Fund’s remaining cash, if any, will be distributed to holders of Investor Shares other than any Investor Shares held by the Managing Shareholder or its affiliates. The Fund currently has no cash, and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the matters discussed in Note 3 results in a payment to the Fund.

The Fund believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees.  Additionally, the Fund is not paying any on-going expenses regarding the matters discussed in Note 3.  As a result, no remaining estimated expenses for liquidation have been reflected in the accompanying financial statements of the Fund and there was no financial activity for the quarter ended March 31, 2013.

The Fund has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed financial statements.

2.             BASIS OF PRESENTATION

The accompanying condensed financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the condensed financial statements for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed financial statements should be read in conjunction with the Fund’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on January 15, 2013 (the “2012 Form 10-K”). No significant changes have been made to the Fund’s accounting policies and estimates disclosed in its 2012 Form 10-K.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands, except per share amounts)

The financial statements were prepared on the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Fund is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settlement amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions. Upon conversion to the liquidation basis of accounting, the Fund accrued known estimated values of assets expected to be received and known estimated costs expected to be incurred in liquidation. On an on-going basis, the Fund evaluates the estimates and assumptions that can have a significant impact on the Fund’s reported net assets in liquidation. Actual amounts may differ materially and adversely from these estimates.

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

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Fund and Trust V. In June 2012, the derivative plaintiffs filed an amended claim in Suffolk County Superior Court, Commonwealth of Massachusetts, against Liberty, to pursue claims that were assigned as part of the above described settlement, including among other things, breach of contract. The plaintiffs are seeking the award of damages, interest, costs and attorney fees, as well as the authority to enforce the January 2012 settlement agreement against Liberty. The parties have filed cross-motions for summary judgment, which were heard by the Court on March 14, 2013. No decision has been issued as of the date of the issuance of these financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Fund as of March 31, 2013 is intended to help readers analyze the accompanying condensed financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2012 Form 10-K.

Forward-Looking Statements

Certain statements discussed in this item and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

•	possible contingent liabilities and risks associated with the dissolution and liquidation of the Fund,
•	costs or liabilities of an unusual or nonrecurring nature incurred during liquidation,
•	the actual timing of the completion of the liquidation process, including, without limitation, the timing of the resolution of the matters described in Part I, Item 1, Note 3. “Legal Proceedings”, and
•	the amount, likelihood and timing of liquidating distributions, if any.

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Fund’s 2012 Form 10-K. Any forward-looking statement that the Fund makes, speaks only as of the date of this report. The Fund undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions that affect the reported amount of the Fund’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Fund evaluates these estimates and assumptions on an on-going basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. No significant changes have been made to the Fund’s accounting policies and estimates disclosed in its 2012 Form 10-K.

Results of Operations and Changes in Financial Condition

Net assets at March 31, 2013 and December 31, 2012 were zero. Since the Managing Shareholder paid the operating expenses of the Fund, no financial activity was reported during the quarter ended March 31, 2013.

Future Liquidity and Capital Resource Requirements

The Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees. Additionally, the Fund is not paying on-going expenses regarding the matters described in Part I, Item 1, Note 3. “Legal Proceedings.” As a result, the Fund believes that it has access to sufficient working capital for the next 12 months. The Fund intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities.

The Fund currently has no cash, and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the legal matters discussed above results in a payment to the Fund. The Managing Shareholder is unable to predict when or how these matters will be resolved or estimate what financial impact these matters will have on the Fund’s net assets or the timing, likelihood or amount of any distribution to shareholders.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive and Financial Officer has concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

For a discussion of developments regarding the Fund’s legal proceedings, see Note 3 “Legal Proceedings” in the notes to the condensed financial statements in Part I, Item 1.

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

THE RIDGEWOOD POWER GROWTH FUND

Date: April 16, 2013	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)