Form 10-Q
period 2013-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2013-07-11
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were 658.2067 Investor Shares outstanding.

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

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands, except per share amounts)

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Net assets in liquidation, beginning of period	$-	$3,457	$-	$-
Distributions to shareholders	-	(3,457)	-	-

Net assets in liquidation, end of period	$-	$-	$-	$-

Distributions per Investor Share	$-	$5,170	$-	$-

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

The Fund believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees.  Additionally, the Fund is not paying any on-going expenses regarding the matters discussed in Note 3.  As a result, no remaining estimated expenses for liquidation have been reflected in the accompanying financial statements of the Fund and there was no financial activity for the three and six months ended June 30, 2013.

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

In January 2012, the Court gave its final approval of the settlement. The Court did not determine the merits of the plaintiffs’ allegations, rendered no verdict and the settlement agreement is not an admission of any of the facts alleged by the plaintiffs or of any wrongdoing by the defendants. In March 2012, the cash portion of the settlement was made to the two funds, allocated in accordance with the agreement, and distributions made to their respective shareholders. The amount of cash distributed to the Fund’s shareholders totaled $3,457.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Fund as of June 30, 2013 is intended to help readers analyze the accompanying condensed financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2012 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Net assets at June 30, 2013 and December 31, 2012 were zero. Since the Managing Shareholder paid the operating expenses of the Fund, no financial activity was reported during the three and six months ended June 30, 2013.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive and Financial Officer has concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

THE RIDGEWOOD POWER GROWTH FUND

Date: July 11, 2013	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)