Form 10-Q
period 2013-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2013-10-29
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, there were 658.2067 Investor Shares outstanding.

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

The Fund believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees.  Additionally, the Fund is not paying any on-going expenses regarding the matters discussed in Note 3.  As a result, no remaining estimated expenses for liquidation have been reflected in the accompanying financial statements of the Fund and there was no financial activity for the three and nine months ended September 30, 2013.

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

3.             LEGAL PROCEEDINGS

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair. The complaint was later amended to substitute other parties as the derivative plaintiffs and to add a claim that the defendants breached fiduciary duties to the Fund and Ridgewood Electric Power Trust V (“Trust V”) by forming affiliated funds to finance the expansion of underlying projects in which each of the Fund and Trust V had an interest, rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. In December 2011, the defendants agreed to a settlement agreement with the derivative plaintiffs, subject to approval by the Court. The defendants disputed the allegations, asserted that the financing transactions were fair and denied all wrongdoing, but agreed:

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

•	for the Managing Shareholder and any affiliated entities to waive any rights to any future distributions by the Fund and Trust V, and
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

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Fund and Trust V. In June 2012, the derivative plaintiffs filed an amended claim in Suffolk County Superior Court, Commonwealth of Massachusetts, against Liberty, to pursue claims that were assigned as part of the above described settlement, including among other things, breach of contract. The plaintiffs are seeking the award of damages, interest, costs and attorney fees, as well as the authority to enforce the January 2012 settlement agreement against Liberty. The parties filed cross-motions for summary judgment, which were heard by the Court on March 14, 2013. On August 22, 2013, the Court issued a decision in favor of Liberty and ordered that the matter be dismissed. In October 2013, the plaintiffs appealed the decision.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Fund as of September 30, 2013 is intended to help readers analyze the accompanying condensed financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2012 Form 10-K.

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

Results of Operations and Changes in Financial Condition

Net assets at September 30, 2013 and December 31, 2012 were zero. Since the Managing Shareholder paid the operating expenses of the Fund, no financial activity was reported during the three and nine months ended September 30, 2013.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive and Financial Officer has concluded that there was no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

101.INS	*	XBRL Instance Document.

101.SCH	*	XBRL Taxonomy Extension Schema Document.

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RIDGEWOOD POWER GROWTH FUND

Date: October 29, 2013	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)