Form 10-K
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2014-01-09
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at December 31, 2013 was 658.2067.

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

The Fund believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees. Additionally, the Fund is not paying any on-going expenses regarding the matters discussed in Item 3. As a result, no estimated expenses for liquidation have been reflected in the accompanying financial statements of the Fund and there was no financial activity for the year ended December 31, 2013.

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

As compensation for its management services, the Managing Shareholder was historically entitled to (i) an annual management fee, payable monthly, equal to 2.5% of the total capital contributions made by the Fund’s shareholders, and (ii) a 25% interest in the cash distributions made by the Fund in excess of a certain threshold amount expressed in terms of shareholder returns, which has not been, and is not expected to be, achieved by the Fund. The Managing Shareholder was also entitled to receive reimbursement from the Fund for operating expenses incurred by the Fund, or on behalf of the Fund, and paid by RRP as the Managing Shareholder. RRP also serves as the managing shareholder (or managing member as appropriate) of a number of affiliated funds and investment vehicles similar to the Fund.

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

Offices

The principal office of the Fund is located at 500 Delaware Avenue, #1112, Wilmington, Delaware, 19801, and its phone number is 302-888-7444. The Managing Shareholder’s principal office is located at 14 Philips Parkway, Montvale, New Jersey, 07645, and its phone number is 201-447-9000.

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

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Fund and Trust V. In June 2012, the derivative plaintiffs filed an amended claim in Suffolk County Superior Court, Commonwealth of Massachusetts, against Liberty, to pursue claims that were assigned as part of the above-mentioned settlement, including, among other things, breach of contract. The plaintiffs are seeking the award of damages, interest, costs and attorney fees, as well as the authority to enforce the January 2012 settlement agreement against Liberty. The parties filed cross-motions for summary judgment, which were heard in March 2013. In August 2013, the Court issued a decision in favor of Liberty and ordered that the matter be dismissed. In October 2013, the plaintiffs appealed the decision.

ITEM 4.                  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been an established public trading market for the Fund’s Investor Shares and one is not expected to develop.

Holders

As of December 31, 2013, there were 1,353 holders of Investor Shares.

Dividends

The Fund did not make any distributions for the year ended December 31, 2013. Fund distributions for the year ended December 31, 2012 were as follows (in thousands, except per share data):

Distributions to Investors	$3,457
Distributions per Investor Share	5,270
Distributions to Managing Shareholder	-

The Fund does not anticipate additional distributions until the Fund has completed the liquidation process, including resolving the matters discussed in Item 3. “Legal Proceedings” of this report, at which time, the Fund’s remaining cash, if any, will be distributed to the holders of Investor Shares, other than Investor Shares held by the Managing Shareholder and its affiliates.

ITEM 6.                  SELECTED FINANCIAL DATA

Not required.

ITEM 7.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Fund’s Financial Statements and Notes, which are included in this Annual Report on Form 10-K beginning on page F-1. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Fund’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K. For the year ended December 31, 2013, the Fund was an “inactive entity” for purposes of the Exchange Act. As a result, the Fund's financial statements as of December 31, 2013, and for the year then ended, have not been audited by the Fund's independent registered public accounting firm.

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

Liquidation Basis of Accounting

Upon the effectiveness of the Fund’s Plan of Dissolution, the Fund adopted the liquidation basis of accounting. This basis of accounting is considered appropriate when, among other things, liquidation of the Fund is probable. Under this basis of accounting, assets are valued at their estimated net realizable values and liabilities are valued at their estimated settleme’nt amounts. The valuation of assets and liabilities requires management to make significant estimates and assumptions.

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

Results of Operations and Changes in Financial Condition

At December 31, 2013 and December 31, 2012, net assets were zero. The Managing Shareholder paid the operating expenses of the Fund for both 2013 and 2013. Other than the distribution to shareholders in 2012, no financial activity was reported during the years ended December 31, 2013 and 2012.

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

The Fund does not expect to make any distributions to shareholders until the Fund has completed the liquidation process.

Off-Balance Sheet Arrangements

None.

ITEM 7A.               QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Fund, including the notes thereto, are presented beginning on page F-1 of this Form 10-K. For the year ended December 31, 2013, the Fund was an “inactive entity” for purposes of the Exchange Act; as a result, the financial statements of the Fund as of December 31, 2013, and for the year then ended, have not been audited by the Fund’s independent registered public accounting firm.

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

Management of the Fund, including its Chief Executive and Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013, as required by Rule 13a-15(c) of the Exchange Act.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control over Financial Reporting — Guidance for Smaller Public Companies. Based on this evaluation, the Fund’s management concluded that as of December 31, 2013, the Fund’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive and Financial Officer has concluded that there has been no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Each of the executive officers of the Fund also serves in a similar capacity as an executive officer of the Managing Shareholder. The executive officers of the Fund are as follows:

Name, Age and Position with Registrant	Officer Since
Robert E. Swanson, 66
Chairman	1997
Jeffrey H. Strasberg, 56
President and Chief Executive and Financial Officer	2007
Daniel V. Gulino, 53
Senior Vice President, General Counsel and Secretary	2000

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

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Fund, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. In November 2010, Mr. Strasberg was also appointed to serve as President and Chief Executive Officer of the Fund, the Managing Shareholder and affiliated trusts. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Currently, Mr. Strasberg also serves as a member of the Boards of Directors of Ethertronics, Inc., Scintera Networks, Inc. and Drill Map, Inc. all of which are portfolio company investments of Ridgewood Capital. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

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

As compensation for the Managing Shareholder’s performance under the Management Agreement, the Fund was historically obligated to pay the Managing Shareholder an annual management fee described below in Item 13. “Certain Relationships and Related Transactions, and Director Independence”.

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

During 2013 and 2012, the executive officers of the Fund did not receive compensation directly from the Fund or any of its subsidiaries. They provide managerial services to the Fund in accordance with the terms of the Fund’s Declaration of Trust and the Management Agreement. The Managing Shareholder, directly or through affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder and other funds managed by the Managing Shareholder and its affiliates.

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

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to all Investor Shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 658.2067 Investor Shares outstanding at December 31, 2013. Other than as set forth below, no officer of the Fund owns any shares of the Fund.

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

ITEM 13.                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Fund’s Management Agreement, the Fund was obligated to pay the Managing Shareholder an annual management fee of $1.6 million, an amount equal to 2.5% of the total contributed capital of the Fund, as compensation for the services the Managing Shareholder provides to the Fund. The management fee was to be paid in monthly installments and, to the extent that the Fund did not pay the management fee on a timely basis, the Fund accrued interest at an annual rate of 10% on the unpaid balance. Beginning in 2012, the Managing Shareholder has agreed to cease charging management fees under the settlement described in Item 3. “Legal Proceedings” and no management fees were paid for the years ended December 31, 2013 and 2012.

Under the Declaration of Trust, the Managing Shareholder was historically entitled to receive, concurrently with the shareholders of the Fund, other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder was entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholder was entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders, other than the Managing Shareholder, received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder was entitled to receive 25% of all remaining distributions of the Fund. The Fund has not reached Payout and is not expected to do so. The Managing Shareholder agreed, beginning in 2012, under the settlement described in Item 3. “Legal Proceedings,” to waive any further distributions it otherwise might be entitled to receive, and the Managing Shareholder did not receive any distributions during 2013 and 2012.

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Fund’s principal independent registered public accounting firm, for the years ended December 31, 2013 and 2012 (in thousands):

	2013	2012
Audit fees	$20	$27
Tax fees	10	10
Total	$30	$37

For 2013, the Fund was an “inactive entity” for purposes of the Exchange Act. As a result, the financial statements of the Fund as of December 31, 2013, and for the year then ended, were not audited by the Fund’s principal independent registered public accounting firm. “Audit fees” for 2013 represent fees billed in 2013 for the review of the Fund’s financial statements. Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services. For the years ended December 31, 2013 and 2012, the Fund did not incur any audit related fees. The Managing Shareholder paid the above fees on behalf of the Fund.

Pre-Approval Policy and Procedures

The Fund does not have a board of directors or any board committees. The Fund relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. The Managing Shareholder pre-approves all services, including any permitted tax services, which may be performed by the Fund’s independent registered public accounting firm, including the engagement terms and fees, either annually or on an engagement-by-engagement basis depending on the type of engagement. All services performed for the Fund by its independent registered public accounting firm during the 2013 and 2012 periods were pre-approved by the Managing Shareholder.

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
Management Agreement between the Fund and Managing Shareholder, dated February 9, 1998 (incorporated by reference to Exhibit 10.F to the Registrant’s Registration Statement on Form 10 filed with the SEC on April 30, 1999)

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

99.1		Charter of Special Litigation Committee (incorporated by reference to Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2010)

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.DEF	*	XBRL Definition Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

#	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE RIDGEWOOD POWER GROWTH FUND

Date: January 9, 2014	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer	January 9, 2014
Jeffrey H. Strasberg	(Principal Executive, Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer of Managing Shareholder	January 9, 2014
Jeffrey H. Strasberg

THE RIDGEWOOD POWER GROWTH FUND

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Managing Shareholder and Shareholders
The Ridgewood Power Growth Fund

We have audited the accompanying statement of net assets in liquidation (liquidation basis) of The Ridgewood Power Growth Fund (the “Fund” and a Delaware trust) as of December 31, 2012, and the related statement of changes in net assets in liquidation (liquidation basis) for the year ended December 31, 2012. These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets in liquidation (liquidation basis) of The Ridgewood Power Growth Fund as of December 31, 2012 and the changes in its net assets in liquidation (liquidation basis) for the year ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP
New York, New York
January 15, 2013

THE RIDGEWOOD POWER GROWTH FUND
STATEMENTS OF NET ASSETS
(Liquidation Basis)
(in thousands)

December 31,
	2013	2012
(unaudited)
ASSETS

Total assets	$-	$-

LIABILITIES AND NET ASSETS

Total liabilities	$-	$-

Net assets in liquidation	$-	$-

The accompanying notes are an integral part of these financial statements.

THE RIDGEWOOD POWER GROWTH FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

	Year Ended December 31,
	2013	2012
	(unaudited)
Net assets in liquidation, beginning of year	$-	$3,457
Distributions to shareholders	-	(3,457)

Net assets in liquidation, end of year	$-	$-

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

In March 2012, the Fund made distributions to its shareholders of $3,457, or $5,270 per Investor Share as a result of the settlement agreement discussed in Note 3. The Managing Shareholder, and its affiliates, did not receive any portion of the distribution, including any distributions to Investor Shares. Other than the collection and distribution of the settlement proceeds in 2012, the Fund had no financial activity during 2013 or 2012. It is possible that resolution of the matters discussed in Note 3 could result in a payment to the Fund; however, the Fund does not anticipate making additional distributions until the Fund has completed the liquidation process. At that time, the Fund’s remaining cash, if any, will be distributed to holders of Investor Shares, other than any Investor Shares held by the Managing Shareholder or its affiliates. The Fund currently has no cash, and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the matters discussed in Note 3 results in a payment to the Fund.

The Fund believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees. Additionally, the Fund is not paying any on-going expenses regarding the matters discussed in Note 3. As a result, no estimated expenses for liquidation have been reflected in the accompanying financial statements of the Fund.

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

For the year ended December 31, 2013, the Fund was an “inactive entity” for purposes of the Exchange Act; as a result, the financial statements of the Fund as of December 31, 2013, and for the year then ended, have not been audited by the Fund’s independent registered public accounting firm.

b)            Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires the Fund to make estimates and assumptions that affect the reported amounts of the Fund’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Fund evaluates these estimates and assumptions on an on-going basis. The Fund evaluates its estimates of assets and recordable liabilities for litigation and other contingencies. The Fund bases its estimates and assumptions on historical experience, current and expected conditions and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates under different circumstances or conditions.

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

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Fund and Trust V. In June 2012, the derivative plaintiffs filed an amended claim in Suffolk County Superior Court, Commonwealth of Massachusetts, against Liberty, to pursue claims that were assigned as part of the above-mentioned settlement, including among other things, breach of contract. The plaintiffs are seeking the award of damages, interest, costs and attorney fees, as well as the authority to enforce the January 2012 settlement agreement against Liberty. The parties filed cross-motions for summary judgment, which were heard by the Court in March 2013. In August 2013, the Court issued a decision in favor of Liberty and ordered that the matter be dismissed. In October 2013, the plaintiffs appealed the decision.

4.             TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and provides office space to the Fund. The Fund was historically obligated to pay the Managing Shareholder an annual management fee of $1,645, an amount equal to 2.5% of the total contributed capital of the Fund, as compensation for the services the Managing Shareholder provides to the Fund. The management fee was to be paid in monthly installments and, to the extent that the Fund did not pay the management fee on a timely basis, the Fund accrued interest at an annual rate of 10% on the unpaid balance. Beginning in 2012, the Managing Shareholder agreed to cease charging management fees under the settlement agreement described in Note 3, and no management fees were paid for the years ended December 31, 2013 and 2012.

Under the Fund’s Declaration of Trust (“Declaration of Trust”), the Managing Shareholder was historically entitled to receive, concurrently with the shareholders of the Fund, other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder was entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholder was entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders, other than the Managing Shareholder, received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder was entitled to receive 25% of all remaining distributions of the Fund. The Fund has not reached Payout and is not expected to do so. The Managing Shareholder agreed, beginning in 2012, under the settlement agreement described in Note 3, has agreed to waive any further distributions it otherwise might be entitled to receive. The Managing Shareholder did not receive any distributions during 2013 and 2012.

RRP owns 2.25 Investor Shares of the Fund. Under the settlement agreement described in Note 3, RRP has waived its right to receive any future distributions that would otherwise be allocated to the Investor Shares. In addition, the Fund granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights.