Form 10-Q
period 2014-03-21
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2014-04-17
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of March 31, 2014, there were 658.2067 Investor Shares outstanding.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.                                FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

Total assets	$-	$-

LIABILITIES AND NET ASSETS

Total liabilities	$-	$-

Net assets in liquidation	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited)

Three Months Ended March 31,
	2014	2013
Net assets in liquidation, beginning of period	$-	$-
Changes in net assets in liquidation	-	-

Net assets in liquidation, end of period	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

The Fund believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees. Additionally, the Fund is not paying any on-going expenses regarding the matters discussed in Note 3. As a result, no estimated expenses for liquidation have been reflected in the accompanying financial statements of the Fund and there was no financial activity for the three-month periods ended March 31, 2014 and 2013.

The Fund has evaluated subsequent events and transactions through the date of the issuance of its financial statements, and concluded that there were no such events or transactions that require adjustment to, or disclosure in the notes to, the condensed financial statements.

2.            BASIS OF PRESENTATION

The condensed financial statements are unaudited and have been prepared pursuant to the rules of the United States Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments that are necessary for a fair presentation of the condensed financial statements for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to SEC rules. These condensed financial statements should be read in conjunction with the Fund’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on January 9, 2014 (the “2013 Form 10-K”). No significant changes have been made to the Fund’s accounting policies and estimates disclosed in its 2013 Form 10-K.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

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

For the year ended December 31, 2013, the Fund was an “inactive entity” for purposes of the Exchange Act; as a result, the financial statements of the Fund as of December 31, 2013 have not been audited by the Fund’s independent registered public accounting firm.

3.            LEGAL PROCEEDINGS

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair. The complaint was later amended to substitute other parties as the derivative plaintiffs and to add a claim that the defendants breached fiduciary duties to the Fund and Ridgewood Electric Power Trust V (“Trust V”) by forming affiliated funds to finance the expansion of underlying projects in which each of the Fund and Trust V had an interest, rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. In 2011, the defendants agreed to a settlement agreement with the derivative plaintiffs. The defendants disputed the allegations, asserted that the financing transactions were fair and denied all wrongdoing, but agreed to a disposition of the matter, which included assigning to the derivative plaintiffs, on behalf of the Fund and Trust V, all of the defendants’ rights and claims for coverage from, and any claims for damages against, Liberty Mutual Insurance Company (“Liberty”), the Managing Shareholder’s excess insurance carrier. In early 2012, the Court gave its final approval of the settlement. The Court did not determine the merits of the plaintiffs’ allegations, rendered no verdict and the settlement agreement is not an admission of any of the facts alleged by the plaintiffs or of any wrongdoing by the defendants.

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Fund and Trust V. In June 2012, the derivative plaintiffs filed an amended claim in Suffolk County Superior Court, Commonwealth of Massachusetts, against Liberty, to pursue claims that were assigned as part of the above described settlement, including among other things, breach of contract. The plaintiffs are seeking the award of damages, interest, costs and attorney fees, as well as the authority to enforce the 2012 settlement agreement against Liberty. The parties filed cross-motions for summary judgment, which were heard by the Court in March 2013. In August 2013, the Court issued a decision in favor of Liberty and ordered that the matter be dismissed. In October 2013, the plaintiffs appealed the decision.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Fund as of March 31, 2014 is intended to help readers analyze the accompanying condensed financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2013 Form 10-K. For the year ended December 31, 2013, the Fund was an “inactive entity” for purposes of the Exchange Act. As a result, the Fund’s financial statements as of December 31, 2013 included in the Fund’s 2013 Form 10-K have not been audited by the Fund’s independent registered public accounting firm.

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

Additional information concerning the factors that could cause actual results to differ materially from those in the forward-looking statements is contained elsewhere in this report and in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Fund’s 2013 Form 10-K. Any forward-looking statement that the Fund makes speaks only as of the date of this report. The Fund undertakes no obligation to publicly update or revise any forward-looking statements or cautionary factors, as a result of new information, future events or otherwise, except as required by law.

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

Critical Accounting Policies and Estimates

The discussion and analysis of the Fund’s financial condition and results of operations are based upon the Fund’s financial statements, which have been prepared in conformity with GAAP. In preparing these financial statements, the Fund is required to make certain estimates, judgments and assumptions that affect the reported amount of the Fund’s assets, liabilities, revenues and expenses, including the disclosure of contingent assets and liabilities, as well as the reported amounts of changes in net assets. The estimates also affect the reported estimated value of net realizable assets and settlement of liabilities. The Fund evaluates these estimates and assumptions on an on-going basis. The Fund bases its estimates and assumptions on historical experience and on various other factors that the Fund believes to be reasonable at the time the estimates and assumptions are made. However, future events and their effects cannot be predicted with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results may differ from these estimates and assumptions under different circumstances or conditions, and such differences may be material to the financial statements. No significant changes have been made to the Fund’s accounting policies and estimates disclosed in its 2013 Form 10-K.

Results of Operations and Changes in Financial Condition

Net assets at March 31, 2014 and December 31, 2013 were zero. Since the Managing Shareholder paid the operating expenses of the Fund, no financial activity was reported during the three-month periods ended March 31, 2014 and 2013.

Future Liquidity and Capital Resource Requirements

The Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees. Additionally, the Fund is not paying any on-going expenses regarding the matters described in Part I, Item 1, Note 3. “Legal Proceedings.” As a result, the Fund believes that it has access to sufficient working capital for the next 12 months. The Fund intends to distribute excess cash, if any, to its shareholders after liquidating its remaining assets and satisfying its liabilities.

The Fund currently has no cash, and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the legal matters discussed above results in a payment to the Fund. The Managing Shareholder is unable to predict when or how these matters will be resolved or estimate what financial impact these matters will have on the Fund’s net assets or the timing, likelihood or amount of any distributions to shareholders. The Managing Shareholder, and affiliated entities, have waived any rights to any future distributions by the Fund.

The Fund does not anticipate making any further distributions to shareholders until the Fund has completed the liquidation process.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive and Financial Officer has concluded that there has been no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

THE RIDGEWOOD POWER GROWTH FUND

Date: April 17, 2014	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)