Form 10-Q
period 2014-09-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2014-10-07
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014, there were 658.2067 Investor Shares outstanding.

FORM 10-Q

PART I.    FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED STATEMENTS OF NET ASSETS
(Liquidation Basis)
(unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

Total assets	$-	$-

LIABILITIES AND NET ASSETS

Total liabilities	$-	$-

Net assets in liquidation	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

THE RIDGEWOOD POWER GROWTH FUND
CONDENSED STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited)

Three and Nine Months Ended September 30,
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

The Fund believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees. Additionally, the Fund is not paying any on-going expenses regarding the matters discussed in Note 3. As a result, no estimated expenses for liquidation have been reflected in the accompanying financial statements of the Fund and there was no financial activity for the three-month and nine-month periods ended September 30, 2014 and 2013.

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

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Fund as of September 30, 2014 is intended to help readers analyze the accompanying condensed financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2013 Form 10-K. For the year ended December 31, 2013, the Fund was an “inactive entity” for purposes of the Exchange Act. As a result, the Fund’s financial statements as of December 31, 2013 included in the Fund’s 2013 Form 10-K have not been audited by the Fund’s independent registered public accounting firm.

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

Results of Operations and Changes in Financial Condition

Net assets at September 30, 2014 and December 31, 2013 were zero. Since the Managing Shareholder paid the operating expenses of the Fund, no financial activity was reported during the three-month and nine-month periods ended September 30, 2014 and 2013.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive and Financial Officer has concluded that there has been no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

THE RIDGEWOOD POWER GROWTH FUND

Date: October 7, 2014	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)