Form 10-K
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2015-01-09
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

There is no market for the Investor Shares. The number of Investor Shares outstanding at December 31, 2014 was 658.2067.

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

These forward-looking statements generally relate to the Fund’s plans, objectives and expectations for future events and include statements about the Fund’s expectations, beliefs, plans, objectives, intentions, assumptions and other statements that are not historical facts. These statements are based upon management’s expectations, opinions and estimates as of the date they are made. Although management believes that the expectations, opinions and estimates reflected in these forward-looking statements are reasonable, such forward-looking statements are subject to known and unknown risks and uncertainties many of which may be beyond the Fund’s control, which could cause actual results, performance and achievements to differ materially from the results, performance and achievements projected, expected, expressed or implied by the forward-looking statements. Examples of events that could cause actual results to differ materially from historical results or those anticipated include:

·	possible contingent liabilities and risks associated with the dissolution and liquidation of the Fund,
·	costs or liabilities of an unusual or nonrecurring nature during liquidation,
·	the actual timing of the completion of the liquidation process, including, without limitation, the timing of the resolution of the matters described in Item 3. “Legal Proceedings” of this report, and
·	the amount, likelihood and timing of liquidating distributions, if any.

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

The Fund is party to a lawsuit discussed in Item 3. “Legal Proceedings” of this report. It is possible that the ultimate resolution of the matters discussed in Item 3 could result in additional payments to the Fund; however, the Fund does not anticipate making additional distributions until the Fund has completed the liquidation process. At that time, the Fund’s remaining cash, if any, will be distributed to holders of Investor Shares, other than any Investor Shares held by the Managing Shareholder and its affiliates. The Fund currently has no cash, and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the matters discussed in Item 3 results in a payment to the Fund.

The Fund believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees. Additionally, the Fund is not paying any on-going expenses regarding the matters discussed in Item 3. As a result, no estimated expenses for liquidation have been reflected in the accompanying financial statements of the Fund and there was no financial activity for the years ended December 31, 2014 and 2013.

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

In connection with the settlement agreement discussed in Item 3. “Legal Proceedings” of this report, while RRP will still be performing its obligations under the management agreement with the Fund, RRP no longer charges the Fund management fees. RRP is also paying for all normal and recurring operating expenses of the Fund without reimbursement from the Fund.

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

ITEM 1A.                  RISK FACTORS

Not required.

ITEM 1B.                  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.                     PROPERTIES

None.

ITEM 3.                     LEGAL PROCEEDINGS

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair. The complaint was later amended to substitute other parties as the derivative plaintiffs and to add a claim that the defendants breached fiduciary duties to the Fund and Ridgewood Electric Power Trust V (“Trust V”) by forming affiliated funds to finance the expansion of underlying projects in which each of the Fund and Trust V had an interest, rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. In 2011, the defendants agreed to a settlement agreement with the derivative plaintiffs. The defendants disputed the allegations, asserted that the financing transactions were fair and denied all wrongdoing, but agreed to a disposition of the matter, which included assigning to the derivative plaintiffs, on behalf of the Fund and Trust V, all of the defendants’ rights and claims for coverage from, and any claims for damages against, Liberty Mutual Insurance Company (“Liberty”), the Managing Shareholder’s excess insurance carrier. In early 2012, the Court gave its final approval of the settlement. The Court did not determine the merits of the plaintiffs’ allegations, rendered no verdict and the settlement agreement is not an admission of any of the facts alleged by the plaintiffs or any wrongdoing by the defendants.

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

Holders

As of December 31, 2014, there were approximately 1,350 holders of Investor Shares.

Dividends

The Fund did not make any distributions for the years ended December 31, 2014 and 2013.
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

ITEM 7.                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Fund’s Financial Statements and Notes, which are included in this Annual Report on Form 10-K beginning on page F-1. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. The Fund’s actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in “Forward-Looking Statements” and elsewhere in this Annual Report on Form 10-K. For the years ended December 31, 2014 and 2013, the Fund was an “inactive entity” for purposes of the Exchange Act. As a result, the Fund's financial statements as of December 31, 2014 and 2013, and for the years then ended, have not been audited by the Fund's independent registered public accounting firm.

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

Results of Operations and Changes in Financial Condition

At December 31, 2014 and December 31, 2013, net assets were zero. Since the Managing Shareholder paid the operating expenses of the Fund for both 2014 and 2013, no financial activity has been reported.

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

ITEM 8.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the Fund, including the notes thereto, are presented beginning on page F-1 of this Form 10-K. For the years ended December 31, 2014 and 2013, the Fund was an “inactive entity” for purposes of the Exchange Act; as a result, the financial statements of the Fund as of December 31, 2014 and 2013, and for the years then ended, have not been audited by the Fund’s independent registered public accounting firm.

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

Management of the Fund, including its Chief Executive and Financial Officer, assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014, as required by Rule 13a-15(c) of the Exchange Act.  In making this assessment, management of the Fund used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on this evaluation, the Fund’s management concluded that as of December 31, 2014, the Fund’s internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive and Financial Officer has concluded that there has been no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Each of the executive officers of the Fund also serves in a similar capacity as an executive officer of the Managing Shareholder. The executive officers of the Fund are as follows:

Name, Age and Position with Registrant	Officer Since
Robert E. Swanson, 67
Chairman	1997
Jeffrey H. Strasberg, 57
President and Chief Executive and Financial Officer	2007
Daniel V. Gulino, 54
Senior Vice President, General Counsel and Secretary	2000

Set forth below is the name of, and certain biographical information regarding the executive officers of the Fund:

Robert E. Swanson has served as Chairman of the Fund, the Managing Shareholder and affiliated trusts and limited liability companies since their inception. From their inception until January 2006, Mr. Swanson also served as their Chief Executive Officer. Mr. Swanson is the controlling member of the Managing Shareholder, as well as Ridgewood Energy Corporation (“Ridgewood Energy”), Ridgewood Capital Management LLC (“Ridgewood Capital”), Ridgewood Private Equity Partners LLC (“Ridgewood PEP”) and other affiliates of the Fund. Mr. Swanson has been President and registered principal of Ridgewood Securities Corporation (“Ridgewood Securities”) since its formation in 1982, has served as the Chairman of Ridgewood Capital since its organization in 1998 and has served as Chief Executive Officer of Ridgewood Energy since its inception in 1982 and has served as Chairman of Ridgewood PEP since its organization in 2014. Mr. Swanson is an inactive member of the New York State and New Jersey State Bars, the Association of the Bar of the City of New York and the New York State Bar Association. He is a graduate of Amherst College and Fordham University Law School.

Jeffrey H. Strasberg has served as Executive Vice President and Chief Financial Officer of the Fund, the Managing Shareholder and affiliated trusts and limited liability companies since May 2007. In November 2010, Mr. Strasberg was also appointed to serve as President and Chief Executive Officer of the Fund, the Managing Shareholder and affiliated trusts. Mr. Strasberg also serves as Senior Vice President and Chief Financial Officer of Ridgewood Capital and affiliated limited liability companies and Ridgewood Securities and has done so since April 2005. In 2014, Mr. Strasberg was also appointed Chief Financial Officer of Ridgewood PEP. Mr. Strasberg joined Ridgewood Capital in 1998 where his initial responsibilities were to serve as interim Chief Financial Officer of various portfolio companies in which Ridgewood Capital trusts had interests. Currently, Mr. Strasberg also serves as a member of the Boards of Directors of Ethertronics, Inc. and Drill Map, Inc., both of which are portfolio company investments of Ridgewood Capital. Mr. Strasberg is a Certified Public Accountant and a graduate of the University of Florida.

Daniel V. Gulino has served as Senior Vice President and General Counsel of the Fund, the Managing Shareholder and affiliated trusts and limited liability companies since 2000 and was appointed Secretary in February 2007. Mr. Gulino also serves as Senior Vice President and General Counsel of Ridgewood Energy, Ridgewood Capital, Ridgewood Securities and affiliated trusts and limited liability companies and has done so since 2000. In 2014, Mr. Gulino was also appointed Senior Vice President and General Counsel of Ridgewood PEP. Mr. Gulino is a member of the New Jersey State and Pennsylvania State Bars. He is a graduate of Fairleigh Dickinson University and Rutgers University School of Law.

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

During 2014 and 2013, the executive officers of the Fund did not receive compensation directly from the Fund or any of its subsidiaries. They provide managerial services to the Fund in accordance with the terms of the Fund’s Declaration of Trust and the Management Agreement. The Managing Shareholder, directly or through affiliated management companies, determines and pays the compensation of these officers. Each of the executive officers of the Fund also serves as an executive officer of the Managing Shareholder and other funds managed by the Managing Shareholder and its affiliates.

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

ITEM 12.                  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of the Fund’s Investor Shares as of December 31, 2014 (no person owns more than 5% of the outstanding Investor Shares) by:

·      each executive officer of the Fund (there are no directors); and
·      all of the executive officers of the Fund as a group.

Beneficial ownership is determined in accordance with SEC rules and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person named in the table below has sole voting and investment power with respect to all Investor Shares shown as beneficially owned by that person. Percentage of beneficial ownership is based on 658.2067 Investor Shares outstanding at December 31, 2014. Other than as set forth below, no officer of the Fund owns any shares of the Fund.

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

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Under the terms of the Fund’s Management Agreement, the Fund was obligated to pay the Managing Shareholder an annual management fee of $1.6 million, an amount equal to 2.5% of the total contributed capital of the Fund, as compensation for the services the Managing Shareholder provides to the Fund. The management fee was to be paid in monthly installments and, to the extent that the Fund did not pay the management fee on a timely basis, the Fund accrued interest at an annual rate of 10% on the unpaid balance. Beginning in 2012, the Managing Shareholder has agreed to cease charging management fees under the settlement described in Item 3. “Legal Proceedings” and no management fees were paid for the years ended December 31, 2014 and 2013.

Under the Declaration of Trust, the Managing Shareholder was historically entitled to receive, concurrently with the shareholders of the Fund, other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder was entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholder was entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders, other than the Managing Shareholder, received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder was entitled to receive 25% of all remaining distributions of the Fund. The Fund has not reached Payout and is not expected to do so. The Managing Shareholder agreed, beginning in 2012, under the settlement described in Item 3. “Legal Proceedings,” to waive any further distributions it otherwise might be entitled to receive, and the Managing Shareholder did not receive any distributions during 2014 and 2013.

ITEM 14.                  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees and services rendered by Grant Thornton LLP, the Fund’s principal independent registered public accounting firm, for the years ended December 31, 2014 and 2013 (in thousands):

	2014	2013
Audit fees	$20	$27
Tax fees	10	10
Total	$30	$37

For 2014 and 2013, the Fund was an “inactive entity” for purposes of the Exchange Act. As a result, the financial statements of the Fund as of December 31, 2014 and 2013, and for the years then ended, were not audited by the Fund’s principal independent registered public accounting firm. “Audit fees” for 2014 and 2013 represent fees billed for the review of the Fund’s financial statements. Tax fees consisted principally of tax compliance, planning and advisory services as well as tax examination services. For the years ended December 31, 2014 and 2013, the Fund did not incur any audit related fees. The Managing Shareholder paid the above fees on behalf of the Fund.

Pre-Approval Policy and Procedures

The Fund does not have a board of directors or any board committees. The Fund relies upon the Managing Shareholder to perform the functions that a board of directors or its committees would otherwise perform. The Managing Shareholder pre-approves all services, including any permitted tax services, which may be performed by the Fund’s independent registered public accounting firm, including the engagement terms and fees, either annually or on an engagement-by-engagement basis depending on the type of engagement. All services performed for the Fund by its independent registered public accounting firm during the 2014 and 2013 periods were pre-approved by the Managing Shareholder.

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

THE RIDGEWOOD POWER GROWTH FUND

Date: January 9, 2015	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

Signature	Capacity	Date

/s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer	January 9, 2015
Jeffrey H. Strasberg	(Principal Executive, Financial and Accounting Officer)

RIDGEWOOD RENEWABLE POWER LLC
(Managing Shareholder)

By: /s/ Jeffrey H. Strasberg	Chief Executive and Financial Officer of Managing Shareholder	January 9, 2015
Jeffrey H. Strasberg

THE RIDGEWOOD POWER GROWTH FUND

THE RIDGEWOOD POWER GROWTH FUND
STATEMENTS OF NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

December 31,
	2014	2013
ASSETS

Total assets	$-	$-

LIABILITIES AND NET ASSETS

Total liabilities	$-	$-

Net assets in liquidation	$-	$-

The accompanying notes are an integral part of these financial statements.

THE RIDGEWOOD POWER GROWTH FUND
STATEMENTS OF CHANGES IN NET ASSETS
(Liquidation Basis)
(unaudited, in thousands)

Year Ended December 31,
	2014	2013

Net assets in liquidation, beginning of year	$-	$-
Activity during the year	-	-

Net assets in liquidation, end of year	$-	$-

The accompanying notes are an integral part of these financial statements.

THE RIDGEWOOD POWER GROWTH FUND
NOTES TO FINANCIAL STATEMENTS
(unaudited, dollar amounts in thousands, except per share data)

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

The Fund is party to a lawsuit discussed in Note 3. It is possible that resolution of the matters discussed in Note 3 could result in a payment to the Fund; however, the Fund does not anticipate making additional distributions until the Fund has completed the liquidation process. At that time, the Fund’s remaining cash, if any, will be distributed to holders of Investor Shares, other than any Investor Shares held by the Managing Shareholder or its affiliates. The Fund currently has no cash, and does not expect to have any cash with which to make further distributions to shareholders unless resolution of the matters discussed in Note 3 results in a payment to the Fund.

The Fund believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees. Additionally, the Fund is not paying any on-going expenses regarding the matters discussed in Note 3. As a result, no estimated expenses for liquidation have been reflected in the accompanying financial statements of the Fund and there was no financial activity for the years ended December 31, 2014 and 2013.

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

For the years ended December 31, 2014 and 2013, the Fund was an “inactive entity” for purposes of the Exchange Act; as a result, the financial statements of the Fund as of December 31, 2014 and 2013, and for the years then ended, have not been audited by the Fund’s independent registered public accounting firm.

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

3.           COMMITMENTS AND CONTINGENCIES

On March 20, 2007, the Paul Bergeron Trust (“Bergeron”) commenced a derivative action on behalf of the Fund, in Suffolk County Superior Court, Commonwealth of Massachusetts. Bergeron joined the Fund and affiliated entities, including the Managing Shareholder and a person who is an officer of the Managing Shareholder, alleging that the allocation of the proceeds from the sale of certain assets of the Fund and affiliated entities was unfair. The complaint was later amended to substitute other parties as the derivative plaintiffs and to add a claim that the defendants breached fiduciary duties to the Fund and Ridgewood Electric Power Trust V (“Trust V”) by forming affiliated funds to finance the expansion of underlying projects in which each of the Fund and Trust V had an interest, rather than using alternative financing, which allegedly resulted in a misallocation of sale proceeds. In 2011, the defendants agreed to a settlement agreement with the derivative plaintiffs. The defendants disputed the allegations, asserted that the financing transactions were fair and denied all wrongdoing, but agreed to a disposition of the matter, which included assigning to the derivative plaintiffs, on behalf of the Fund and Trust V, all of the defendants’ rights and claims for coverage from, and any claims for damages against, Liberty Mutual Insurance Company (“Liberty”), the Managing Shareholder’s excess insurance carrier. In early 2012, the Court gave its final approval of the settlement. The Court did not determine the merits of the plaintiffs’ allegations, rendered no verdict and the settlement agreement is not an admission of any of the facts alleged by the plaintiffs’ allegations, rendered no verdict and the settlement agreement is not an admission of any of the facts alleged by the plaintiffs or any wrongdoing by the defendants.

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

4.           TRANSACTIONS WITH MANAGING SHAREHOLDER AND AFFILIATES

The Fund operates pursuant to the terms of a management agreement with the Managing Shareholder (“Management Agreement”). Under the terms of the Management Agreement, the Managing Shareholder provides certain management, administrative and advisory services, and provides office space to the Fund. The Fund was historically obligated to pay the Managing Shareholder an annual management fee of $1,645, an amount equal to 2.5% of the total contributed capital of the Fund, as compensation for the services the Managing Shareholder provides to the Fund. The management fee was to be paid in monthly installments and, to the extent that the Fund did not pay the management fee on a timely basis, the Fund accrued interest at an annual rate of 10% on the unpaid balance. Beginning in 2012, the Managing Shareholder agreed to cease charging management fees under the settlement agreement described in Note 3, and no management fees were paid for the years ended December 31, 2014 and 2013.

Under the Fund’s Declaration of Trust (“Declaration of Trust”), the Managing Shareholder was historically entitled to receive, concurrently with the shareholders of the Fund, other than the Managing Shareholder, 1% of all distributions from operations made by the Fund in a year until the shareholders received distributions in that year equal to 12% per annum of their equity contribution. Thereafter, the Managing Shareholder was entitled to receive 25% of the distributions for the remainder of the year. The Managing Shareholder was entitled to receive 1% of the proceeds from dispositions of Fund property until the shareholders, other than the Managing Shareholder, received cumulative distributions equal to their original investment (“Payout”). After Payout, the Managing Shareholder was entitled to receive 25% of all remaining distributions of the Fund. The Fund has not reached Payout and is not expected to do so. The Managing Shareholder agreed, beginning in 2012, under the settlement agreement described in Note 3, has agreed to waive any further distributions it otherwise might be entitled to receive. The Managing Shareholder did not receive any distributions during 2014 and 2013.

RRP owns 2.25 Investor Shares of the Fund. Under the settlement agreement described in Note 3, RRP has waived its right to receive any future distributions that would otherwise be allocated to the Investor Shares. In addition, the Fund granted the Managing Shareholder a single Management Share representing the Managing Shareholder’s management rights.