Form 10-Q
period 2015-06-30
RIDGEWOOD POWER GROWTH FUND /NJ
filed 2015-07-01
CIK 1057076

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, there were 658.2067 Investor Shares outstanding.

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

The Fund believes that it currently has access to sufficient resources to meet its anticipated obligations, as the Managing Shareholder has agreed to pay the on-going normal and recurring operating expenses of the Fund and waive all future management fees. Additionally, the Fund is not paying any on-going expenses regarding the matters discussed in Note 3. As a result, no estimated expenses for liquidation have been reflected in the accompanying financial statements of the Fund and there was no financial activity for the three-month and six-month periods ended June 30, 2015 and 2014.

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

The derivative plaintiffs are responsible for the managing, and ultimate disposition, of any claims against Liberty, and as a result, the Managing Shareholder is not able to predict when there will be a resolution of the claims, or if such resolution will include a payment to the Fund and Trust V. In June 2012, the derivative plaintiffs filed an amended claim in Suffolk County Superior Court, Commonwealth of Massachusetts, against Liberty, to pursue claims that were assigned as part of the above described settlement, including among other things, breach of contract. The plaintiffs are seeking the award of damages, interest, costs and attorney fees, as well as the authority to enforce the 2012 settlement agreement against Liberty. The parties filed cross-motions for summary judgment, which were heard by the Court in March 2013. In August 2013, the Court issued a decision in favor of Liberty and ordered that the matter be dismissed. In October 2013, the plaintiffs appealed the decision. A hearing on the appeal was held in May 2015; the Managing Shareholder is unable to predict when the appeal will be decided or the outcome.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of the Fund as of June 30, 2015 is intended to help readers analyze the accompanying condensed financial statements, notes and other information contained in this report. This discussion and analysis should be read in conjunction with the accompanying condensed financial statements, notes and other information included elsewhere in this report as well as the financial statements, notes and other information and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Fund’s 2014 Form 10-K. For the year ended December 31, 2014, the Fund was an “inactive entity” for purposes of the Exchange Act. As a result, the Fund’s financial statements as of December 31, 2014 included in the Fund’s 2014 Form 10-K have not been audited by the Fund’s independent registered public accounting firm.

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

Results of Operations and Changes in Financial Condition

Net assets at June 30, 2015 and December 31, 2014 were zero. Since the Managing Shareholder paid the operating expenses of the Fund, no financial activity was reported during the three-month and six-month periods ended June 30, 2015 and 2014.

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

Changes in Internal Control over Financial Reporting

The Fund’s Chief Executive and Financial Officer has concluded that there has been no change in the Fund's internal control over financial reporting (as such term is defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

THE RIDGEWOOD POWER GROWTH FUND

Date: July 1, 2015	By:	/s/ Jeffrey H. Strasberg
Jeffrey H. Strasberg
Chief Executive and Financial Officer
(Principal Executive, Financial and Accounting Officer)